Form 10-Q
period 1993-12-31
APPLIED MAGNETICS CORP
filed 1994-02-14
CIK 6948

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                               ________________

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Quarterly Period Ended December 31, 1993

         ( )  Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
              For the transition period from            to

                           Commission File No. 1-6635

                         APPLIED MAGNETICS CORPORATION
            (Exact name of registrant as specified in its charter)

A Delaware Corporation                        95-1950506
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                 75 Robin Hill Road, Goleta, California 93117
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (805) 683-5353

                                  (No Change)
________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                            -    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 22,164,626 $.10 par value common stock as of January 24, 1994.

PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1.  Financial Statements
         --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

The following unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations - Unaudited
                (In thousands except share and per share data)

                                                        For the three months
                                                         ended December 31,
                                                        --------------------
                                                         1993          1992
                                                         ----          ----
Net sales                                             $   71,244    $   74,556
Cost of sales                                             67,497        60,536
                                                      ----------    ----------
  Gross profit                                             3,747        14,020
                                                      ----------    ----------
Research and development expenses, net                     4,104         3,798
Selling, general and administrative expenses               5,290         6,391
                                                      ----------    ----------
Total operating expenses                                   9,394        10,189
                                                      ----------    ----------
Income (Loss) from operations                             (5,647)        3,831

Interest income                                              284           113
Interest expense                                            (996)       (1,626)
Other income (expense), net                                  318           348
                                                      ----------    ----------

Income (Loss) before taxes                                (6,041)        2,666
Provision for income taxes                                   204           533
                                                      ----------    ----------
Net income (loss)                                     $   (6,245)   $    2,133
                                                      ==========    ==========
Net income (loss) per share:
  Primary                                                 ($0.28)        $0.13
                                                      ==========    ==========
  Fully diluted                                           ($0.28)        $0.12
                                                      ==========    ==========

Weighted average common and dilutive equivalent
  shares outstanding:
  Primary                                             22,079,035    17,002,625
                                                      ==========    ==========
  Fully diluted                                       22,079,035    17,472,230
                                                      ==========    ==========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets - Unaudited
                (In  thousands except share and par value data)

                                    ASSETS
                                                     December 31,  September 30,
                                                     -----------   ------------
                                                         1993           1993
                                                         ----           ----
Current Assets:
  Cash and equivalents                               $    41,884    $    49,371
  Accounts receivable, net                                37,299         37,873
  Inventories                                             37,818         42,426
  Receivable due from Hitachi Metals, Ltd.                 7,366          5,170
  Prepaid expenses and other                               7,726          7,528
                                                     -----------    -----------
                                                         132,093        142,368
                                                     -----------    -----------
Property, plant and equipment, at cost                   282,998        271,432
Less-accumulated depreciation                           (154,721)      (152,024)
                                                     -----------    -----------
                                                         128,277        119,408
                                                     -----------    -----------
Notes receivable, net                                      9,307          9,630
Other assets                                               7,123          7,110
                                                     -----------    -----------
                                                     $   276,800    $   278,516
                                                     ===========    ===========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                  $    19,772    $    10,435
  Notes payable                                           42,041         35,198
  Accounts payable                                        29,034         28,287
  Accrued payroll and benefits                             8,517         12,145
  Unearned revenue                                         1,692          3,383
  Other current liabilities                               20,927         19,000
                                                     -----------    -----------
                                                         121,983        108,448
                                                     -----------    -----------
Long-term debt, net                                        2,310         11,550
                                                     -----------    -----------
Other liabilities                                          7,562          7,423
                                                     -----------    -----------

Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
    5,000,000 shares, none issued and outstanding           -              -
  Common stock, $.10 par value, authorized
    40,000,000 shares, issued 22,159,996 as
    of December 31, 1993, and 22,153,742 as of
    September 30, 1993                                     2,216          2,215
  Paid-in capital                                        178,552        178,533
  Retained deficit                                       (34,354)       (28,109)
                                                     -----------    -----------
                                                         146,414        152,639

  Treasury stock, at cost (79,328 shares as of
    December 31, 1993, and September 30, 1993)              (736)          (736)
  Unearned restricted stock compensation                    (733)          (808)
                                                     -----------    -----------
                                                         144,945        151,095
                                                     -----------    -----------
                                                     $   276,800    $   278,516
                                                     ===========    ===========
[/TABLE]

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows - Unaudited
                                (In thousands)

                                                    For the three months ended
                                                            December 31,
                                                    --------------------------
                                                           1993           1992
                                                           ----           ----
Cash Flows from Operating Activities:
  Net income (loss)                                 $    (6,245)   $     2,133
  Adjustments to derive cash flows:
   Depreciation and amortization                          5,229          6,474
   Provision for receivable allowances and related
    costs                                                   100            150
   Deferred tax provision                                    -             393
   Amortization of unearned restricted stock
    compensation                                             75            315
   Other assets                                             (64)          (969)
   Other liabilities                                        139          1,481
   Net assets of discontinued operations                     -            (142)
   Other, net                                             2,050           (100)
   Working capital changes affecting
    cash flows from operations:
      License fee receivable                                 -           9,000
      Receivable from broker                                 -           7,070
      Accounts receivable                                   474         (3,411)
      Receivable due from Hitachi Metals, Ltd.           (2,196)            -
      Inventories                                         4,608         (1,284)
      Prepaid expenses and other                           (339)          (753)
      Accounts payable                                      747          1,989
      Accrued payroll and benefits                       (3,628)        (1,559)
      Unearned revenue                                   (1,691)         7,000
      Other current liabilities                             574         (1,350)
                                                    -----------    -----------
Net cash flows (used in) provided by operating
  activities                                               (167)        26,437
                                                    -----------    -----------

Cash Flows from Investing Activities:
 Additions to property, plant and equipment             (14,336)       (19,781)
 Notes receivable                                           464             -
                                                    -----------    -----------
   Net cash flows used in investing activities          (13,872)       (19,781)
                                                    -----------    -----------

Cash Flows from Financing Actitivies:
 Proceeds from debt                                      55,185         35,693
 Repayment of debt                                      (48,714)       (29,815)
 Proceeds from stock options exercised                       20          1,384
                                                    -----------    -----------
  Net cash flows provided by financing activities         6,491          7,262
                                                    -----------    -----------
Effect of Exchange Rate Changes on Cash and
 Equivalents                                                 61           (232)
                                                    -----------    -----------
Net (Decrease) Increase in Cash and Equivalents          (7,487)        13,686
                                                    -----------    -----------
Cash and Equivalents at Beginning of Period              49,371         11,473
                                                    -----------    -----------
Cash and Equivalents at End of Period               $    41,884    $    25,159
                                                    ===========    ===========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Selected Notes to Condensed Consolidated Financial Statements
                                   Unaudited

Note A:  Inventories
- --------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                            December 31    September 30
                            -----------    ------------
                               1993            1993
                            -----------    ------------

Purchased parts and
  manufacturing supplies        $12,466         $13,810
Work in process                  22,711          23,541
Finished goods                    2,641           5,075
                                -------         -------
                                $37,818         $42,426
                                =======         =======

Note B:  Capitalized Interest
- -----------------------------

The cost of buildings and equipment includes interest expense incurred prior to the time such assets are placed in service. Interest expense is net of interest capitalized of $147,000 and $253,000 for the three months ended December 31, 1993 and 1992, respectively.

Note C:  License and Technology Development Agreements
- ------------------------------------------------------

In September 1992, the Company entered into a license and technology agreement (the "HML Agreement") with Hitachi Metals, Ltd. ("HML") to further the development and marketing of advanced magnetic recording disk head technologies and products. Under the HML Agreement, license fee income of $10.0 million was recognized in 1992 and in October, 1992, $9.0 million, net of $1.0 million in foreign withholding taxes, was received. In addition, HML agreed to pay the Company an additional $25.0 million over the following two years and to supply additional technical resources in exchange for certain licenses covering existing technology and future technology developed by the companies under the joint development activities contemplated by the HML Agreement. The Company will recognize the $25.0 million as offsets to costs incurred over the performance schedule period of the HML Agreement based upon the percentage relationship between actual development costs incurred and the total estimated development costs. In December 1992, the Company received a $10.0 million payment from HML associated with the inductive thin-film program in accordance with the HML

Agreement. The Company recognized $6.6 million for the year ended 1993, and $1.7 million for the first quarter ended December 31, 1993, as offsets against development costs incurred during these periods. The remaining $1.7 million has been recorded as Unearned Revenue on the unaudited Condensed Consolidated Balance Sheet at December 31, 1993, and will be recognized during the second quarter of fiscal 1994 as an offset to costs as they are incurred. Additional payments in an aggregate of $15.0 million are to be paid to the Company in connection with magnetoresistive ("MR") thin-film development efforts under this program. Management believes that the development activities required for payment of the remaining $15.0 million under the HML Agreement will be completed by September 1994 pursuant to the performance schedule. The Company recognized, as offsets against costs incurred for MR thin-film development efforts under the HML Agreement, $5.2 million for the year ended 1993, and $2.2 million for the first quarter ended December 31, 1993. The total amount of $7.4 million is recorded as a Receivable due from Hitachi Metals, Ltd. on the unaudited Condensed Balance Sheet at December 31, 1993.

During fiscal 1993, the Company entered into additional technology development agreements (the "Development Agreements") with four major domestic disk drive companies relating to the development of MR disk head products. Under these Development Agreements, funding of up to an aggregate of $4.0 million is to be paid to the Company. Approximately $2.6 million of this funding was recognized as an offset to development costs in accordance with the contractual billing schedules, of which $2.1 million and $0.5 million were recognized as offsets in fiscal year 1993, and in the first quarter of fiscal 1994, respectively. This completes the cost offset portion of the Development Agreements. An aggregate of $1.4 million, which is based on MR disk head deliveries, will be recognized as sales when the products are shipped in subsequent periods.

Note D:  Fully Diluted Earnings Per Share
- -----------------------------------------

Fully diluted earnings per common share for the three months ended December 31, 1992, assumes conversion of a convertible term note, issued December 1992, and elimination of the related interest expense, net of income taxes.

Note E:  Restructuring Reserve
- ------------------------------

During the three months ended December 31, 1993, costs of approximately $0.5 million were charged to the 1993 restructuring charge related to further consolidation of manufacturing resources.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
         of Operations
         -------------

In September, 1993, the Company announced a restructuring charge of approximately $50 million, which was in response to significant order cancellations and reschedules, anticipated product life cycle changes and related product and technology transitions, and a loss for the fiscal year ended September 30, 1993. It also announced expected operating losses during the first half of fiscal 1994.

During the first, and continuing into the second, quarter of fiscal 1994, the Company began volume production shipments for a number of new disk drive programs, some of which utilize thin-film nanoslider (50%) products. The Company is also attempting to qualify on other new drive programs which would use thin-film microslider (70%) or nanoslider disk heads. These actions are consistent with the Company's efforts to identify and pursue those high performance drive programs that it believes will result in orders for volume shipments of adequately priced thin-film disk heads.

The Company anticipates intense competition on these and other new programs. In addition, the Company has, in the past, experienced difficulties in consistently achieving "design-in" positions in connection with certain new drive programs and, in some cases, its products have not achieved the required technical, performance or pricing objectives. Moreover, successful execution of orders obtained by the Company may be affected by quality, manufacturing or production yield problems.

Accordingly, there can be no assurance that the Company will successfully obtain design-in positions on a sufficient number of new disk drive programs that it is currently pursuing or that it expects to pursue, or that, having achieved a design-in position, the Company's execution of customer orders will not be affected by quality, manufacturing or production problems. If the Company for any reason were unable to achieve design-in positions on these programs or if, having achieved design-ins, it is unable to successfully perform, the Company's operating results could be adversely affected and the operating losses expected during the first half of 1994 could continue beyond the second quarter.

Moreover, the disk head industry is intensively competitive and largely dependent on sales to a limited number of disk drive manufacturers and systems companies. The market for the Company's disk head products could be adversely affected if one or more disk drive manufacturers were to experience severe financial difficulties, enter into a transaction or combination in which it becomes vertically integrated with a company that has disk head manufacturing capability or undergo a significant loss of market share as a result of the technological innovations of their competitors or various other factors. Maxtor Corporation ("Maxtor"), which accounted for 28% of the Company's sales in fiscal year 1993, has recently announced the sale of a significant equity interest to Hyundai in order for Maxtor to obtain sufficient capital resources to successfully pursue certain disk drive programs. This transaction may impose certain restrictions on the manner in which Maxtor conducts its business.

A significant reduction in orders from, or loss of a customer, which could occur for any of these circumstances or a wide variety of other reasons, could have a material adverse effect on the Company's operations and financial condition, including collection of accounts receivable and realization of inventories relating to that customer.

The Company conducts manufacturing operations and has significant production facilities in the Republic of Korea. Recent developments concerning published reports that the Democratic Peoples Republic of Korea may be developing nuclear weapons capabilities have been accompanied by expressions of concern and tension by and among the governments of the United States, the Peoples Republic of China, the Republic of Korea and the Democratic Peoples Republic of Korea relating to this subject. Should diplomatic efforts to resolve these matters fail and if actual or threatened confrontations involving military action or trade restraints develop, the Company's future operating results could be adversely affected.

Net Sales.

The following table sets forth for the periods indicated, net sales by product line.

                                          For the three months ended
                                  --------------------------------------------
                                  December 31,    September 30,   December 31,
                                     1993            1993           1992
                                  ------------    ------------    ------------
Thin-film disk head products
   Net sales                           $32,520         $39,139        $24,307
   Percentage of total                   45.6%           50.8%          32.6%
Ferrite disk head products
   Net sales                           $34,721         $34,247        $44,999
   Percentage of total                   48.8%           44.4%          60.4%
Tape head products
   Net sales                           $ 4,003         $ 3,734        $ 5,250
   Percentage of total                    5.6%            4.8%           7.0%
       Total net sales                 $71,244         $77,120        $74,556

Total net sales in the first quarter of fiscal 1994 decreased 7.6% from the fourth quarter of fiscal 1993 and 4.4% from the first quarter of fiscal 1993. The decreases in total net sales, and in net sales of thin-film disk head products, in the first quarter of fiscal 1994 from the fourth quarter of fiscal 1993 were primarily due to significant order cancellations and reschedules in September, 1993. The lower sales also resulted from both a decline in market demand for certain disk head products and lower average unit sales prices. The increase in net sales of thin-film disk head products from the first quarter of fiscal 1993 to the comparable quarter in fiscal 1994 was primarily due to increased thin-film disk head shipments for a number of new disk drive programs.

Net sales of ferrite disk head products in the first quarter of fiscal 1994 were generally flat from the fourth quarter of fiscal 1993 and declined 22.7% from the first quarter of fiscal 1993. The decline in sales of ferrite disk head products from the first quarter of fiscal 1993, to the comparable period in fiscal 1994, was primarily due to the maturing nature of this technology, unit price erosion and increased supplies market of competitively priced thin-film disk head products with equal or better performance characteristics than ferrite disk head designs. The Company anticipates that the market demand for ferrite disk heads will continue to decline due to the superior performance characteristics and competitive sales prices of thin-film disk heads. Further, the Company has determined that obtaining sales of thin-film disk head products generally represents more attractive opportunities for revenue growth and profit improvement than ferrite disk head business. Accordingly, the Company expects that its sales of ferrite disk head products will decline significantly by the end of fiscal, 1994.

GROSS PROFIT. The gross margin was 5.3% for the first quarter of fiscal 1994 as compared to 7.3% and 18.8% for the fourth quarter and first quarters of fiscal 1993, respectively. The lower gross margin in the first quarter of fiscal 1994, as compared to the fourth and first quarters of fiscal 1993, was due primarily to lower sales volume, lower sales prices reflecting intense price competition and declines in manufacturing efficiencies and productivity, associated with the Company's transition towards newer products. The overall decline in gross margin was also a result of lack of profitability in certain of the Company's more mature product lines. The lower gross margin in the fourth quarter of fiscal 1993, as compared to the first quarter of fiscal 1993 was due primarily to order cancellations and reschedules that occurred in September 1993, and the establishment of associated inventory reserves and intense price competition.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of net sales were 5.8% for the first quarter of fiscal 1994 as compared to 6.9% and 5.1%, for the fourth and first quarters of fiscal 1993, respectively. The decline as a percent of sales, was primarily due to the Company's recognition, as an offset to research and development expenses, of funding received by it under the HML Agreement. In connection with these funding arrangements, the Company recognized an aggregate of $3.9 million, $3.4 million and $2.4 million for the first quarter of fiscal 1994 and the fourth quarter and first quarter of fiscal 1993 respectively, as offsets to development costs incurred during those periods. The Company expects to recognize additional offsets to its research and development expenses through fiscal 1994, in the amount of approximately $9.3 million, in connection with the HML Agreement.

The Company also entered into separate Development Agreements in fiscal 1993 with each of four major disk drive manufacturers for the development of MR thin-film disk head products for customer-specific disk drive applications. The agreements, which generally are terminable on notice by the customers, provide for the customers to furnish to the Company up to an aggregate of approximately $4.0 million in funding. Approximately $2.6 million was recognized as an offset to research and development costs, of which $0.5 million was recognized in each of the first quarter of fiscal 1994, and the fourth quarter of fiscal 1993. Before giving effect to the amounts recognized as offsets to development costs associated with the HML Agreement and these other development agreements (which totaled $4.4 million, $3.9 million and $2.4 million in the first quarter of fiscal 1994 and the fourth and first quarters of fiscal 1993, respectively), research and development expenses amounted to 12.0% of net sales for the first quarter of fiscal 1994 and for the fourth quarter of fiscal 1993, and 8.3% of net sales for the first quarter of fiscal 1993.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses as a percent of net sales were 7.4% for the first quarter of fiscal 1994 as compared to 8.7% and 8.6% for the fourth quarter and the first quarter of fiscal 1993, respectively. The decrease from the prior quarter and the same quarter of the prior year is primarily due to the implementation of cost-control measures.

INTEREST INCOME AND EXPENSE. Interest income in the first quarter of fiscal 1994 was generally flat as compared to the fourth quarter of fiscal 1993, and increased $0.2 million from the first quarter of fiscal 1993, due primarily to higher cash balances. Interest expense in the first quarter of fiscal 1994 increased $0.3 million from the fourth quarter of fiscal 1993 due primarily to higher average debt outstanding. Interest expense in the first quarter of fiscal 1994 decreased $0.6 million from the first quarter of fiscal 1993 as a result of lower average debt outstanding.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes in the three months ended December 31, 1993 consisted primarily of foreign taxes due on intercompany royalties paid to the Company during the quarter and a ratable portion of minimum state taxes that are expected to be incurred during fiscal year 1994.

Liquidity and Capital Resources
- -------------------------------

At December 31, 1993, the Company's cash and equivalents were $41.9 million as compared to $49.4 million at September 30, 1993. During the first quarter of fiscal 1994, the primary sources of cash were $6.5 million provided by financing activities. Available cash flows during this quarter were primarily used for capital expenditures of $14.3 million, primarily for MR and thin-film disk head production capacities.

At December 31, 1993, total debt, including notes payable, amounted to $64.1 million, an increase of $6.9 million from the balance outstanding at September 30, 1993. At December 31, 1993, the Company had approximately $4.9 million available under an unsecured export credit/banker's acceptance facility which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations.

At December 31, 1993, the Company also had outstanding $10.0 million under a revolving credit facility with a commercial bank. The credit facility provides for up to $10.0 million in aggregate commitments and is supported by a letter of credit issued for the account of HML, subject to reimbursement by the Company. This credit facility expires on March 15, 1994. At December 31, 1993 the Company also had outstanding a $10.0 million note held by Conner Peripherals, Inc. ("Conner), pursuant to a Note Purchase Agreement, which is secured by accounts receivable arising from sales to Conner and by certain capital equipment. The underlying loan, which matures in December 1994, is convertible, at Conner's election at any time into shares of the Company's Common Stock at a conversion price of $10.25 per share. Interest expense on the underlying loan was prepaid at issuance, resulting in net proceeds to the Company of approximately $8.6 million.

In fiscal 1994, the Company plans approximately $55 million in capital expenditures relating primarily to its thin-film and MR disk head products and technology. The Company believes that it will be able to fund its operations, debt repayment obligations and capital expenditures from existing cash balances, cash flow from operations and full utilization of its Malaysian Credit Facility through fiscal 1994. However, if for any reason, including the factors and circumstances described above, the Company is unable to increase its sales and lower its costs in order to return to profitability during the second half of fiscal 1994 there could be a significant adverse impact on liquidity. Also, the Company's accounts receivable and inventory balances are heavily concentrated in a small number of customers. If any large customer of the Company became unable to pay its debts to the Company, liquidity would be adversely impacted.
Further, should all or any significant portion of the Malaysian Credit Facility become unavailable for any reason, the Company would need to pursue alternative financing sources. Moreover, the Company expects that additional sources of capital will be needed to meet its capital expenditure requirements in future years. There are no assurances that additional funds will be available for these purposes or that the terms associated with such funds will be satisfactory to the Company. If the Company is unable to obtain sufficient capital, it would need to curtail capital and R&D expenditures which could adversely affect the Company's future years' operations and competitive position.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits

     Exhibit
     Number         Description
     -------        -----------

       2 Plan of acquisition, reorganization, arrangement, liquidation or succession. None.

       4 Instruments defining the rights or security holders, including indentures.

                    Rights Agreements, dated as of October 19, 1988, between Applied Magnetics Corporation and First Interstate Bank of California, as Rights Agent (1).

       11           Statement re computation of per share information.

       15           Letter re unaudited interim financial information.  None

       18           Letter re change in accounting principles.   None

       20           Report Furnished to security holders.  None

       23 Published report re matters submitted to vote of security holders. None

       25           Power of attorney.  None

       27           Financial Data Schedule.  None

       99           Additional exhibits.  None

       (1) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 19, 1988, and incorporated herein by reference.
     (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated December 22, 1993 reporting, under Item 5 of such Form (a) the Company's intentions to defend several lawsuit filed in the U.S. District Court for the Central District of California alleging violations by the Company and certain executive officers of the federal securities laws, and (b) certain severance agreements between the Company and a former executive officer and a former director, a Retention Agreement between the Company and a current executive officer and a cross License Agreement between the Company and Hutchinson Technology, Inc.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APPLIED MAGNETICS CORPORATION



Dated:  February 11, 1994          /s/Kathryn E. Gehrke
                                   -----------------------------
                                   Kathryn E. Gehrke
                                   Vice President, Treasurer and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)

                                  Exhibit 11

                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                (in thousands)

                                                                     For the three months
                                                                       ended December 31
                                                                 ----------------------------
                                                                    1993              1992
                                                                 ---------          ---------
Primary Earnings Per Share:
           Net income (loss)                                    $   (6,245)         $   2,133
                                                                ==========          =========
           Weighted average common shares outstanding               22,079             16,562
           Dilutive effect of stock options                             -                 441
                                                                ----------          ---------
           Primary weighted average common and
            common equivalent shares                                22,079             17,003
                                                                ==========          =========
           Primary earnings per share:
            Net income (loss)                                   $    (0.28)         $    0.13
                                                                ==========          =========
Fully Diluted Earnings Per Share:
           Net income (loss)                                    $   (6,245)         $   2,133
           Interest expense, net of tax on convertible note             -                  42
                                                                ----------          ---------
           Net income (loss)                                    $   (6,245)         $   2,175
                                                                ==========          =========
           Weighted average common shares outstanding               22,079             16,562
           Dilutive effect of stock options                             -                 585
           Dilutive effect of convertible note                          -                 325
                                                                ----------          ---------
           Fully diluted weighted average and
            common equivalent shares                                22,079             17,472
                                                                ==========          =========
           Fully diluted earnings per share:
            Net income (loss)                                   $    (0.28)         $    0.12
                                                                ==========          =========