Form 10-Q
period 1994-03-31
APPLIED MAGNETICS CORP
filed 1994-05-13
CIK 6948

                                  Form 10-Q
                                  ---------

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                          _______________________

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarterly Period Ended March 31, 1994

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from __________ to _________

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

                                 (No Change)
_____________________________________________________________________Former
name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes X   No_
                                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 22,163,812 $.10 par value common stock as of April 29, 1994.

PART I.  FINANCIAL INFORMATION
- - ------------------------------


Item 1.  Financial Statements
         --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

The following unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented.

               APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Consensed Consolidated Statements of Operations - Unaudited
               (In thousands except share and per share data)


                                                               For the three months               For the six months
                                                                  ended March 31,                   ended March 31,
                                                            ----------------------------      ----------------------------
                                                               1994             1993             1994             1993
                                                              ------           ------           ------           ------
Net sales                                                  $     69,834     $     86,871     $    141,078     $    161,427
Cost of sales                                                    66,492           69,733          133,989          130,269
                                                            -----------      -----------      -----------      -----------
   Gross profit                                                   3,342           17,138            7,089           31,158
                                                            -----------      -----------      -----------      -----------

Research and development expenses, net                            6,690            3,807           10,794            7,605
Selling, general and administrative expenses                      5,131            6,937           10,421           13,328
                                                            -----------      -----------      -----------      -----------

Total operating expenses                                         11,821           10,744           21,215           20,933
                                                            -----------      -----------      -----------      -----------

Income (Loss) from operations                                    (8,479)           6,394          (14,126)          10,225

Interest income                                                     221              247              505              360
Interest expense                                                   (884)          (2,417)          (1,880)          (4,043)
Other income, net                                                    71              526              389              874
                                                            -----------      -----------      -----------      -----------
Income (Loss) before taxes                                       (9,071)           4,750          (15,112)           7,416
Provision for income taxes                                          304            1,136              508            1,669
                                                            -----------      -----------      -----------      -----------
Net income (loss)                                          $     (9,375)    $      3,614     $    (15,620)    $      5,747
                                                            ===========      ===========      ===========      ===========

Net income (loss) per share:

   Primary                                                 $      (0.42)    $       0.18     $      (0.71)    $       0.31
                                                            ===========      ===========      ===========      ===========
   Fully diluted                                           $      (0.42)    $       0.17     $      (0.71)    $       0.30
                                                            ===========      ===========      ===========      ===========
Weighted average common and dilutive equivalent
 shares outstanding:
  Primary                                                    22,087,274       20,623,383       22,083,155       18,813,004
                                                            ===========      ===========      ===========      ===========
  Fully diluted                                              22,087,274       21,487,742       22,083,155       19,479,986
                                                            ===========      ===========      ===========      ===========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

               APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets - Unaudited
               (In thousands except share and par value data)

                                   ASSETS

                                                   March 31,      September 30,
                                                   ---------      -------------
                                                      1994            1993
                                                      ----            ----
Current assets:
 Cash and equivalents                             $     32,624    $     49,371
 Accounts receivable, net                               43,364          37,873
 Inventories                                            40,801          42,426
 Receivable due from Hitachi Metals, LTD.                2,074           5,170
 Prepaid expenses and other                              8,968           7,528
                                                  ------------    ------------
                                                       127,851         142,368
                                                  ------------    ------------
Property, plant and equipment, at cost                 287,186         271,432
Less-accumulated depreciation                         (157,603)       (152,024)
                                                  ------------    ------------
                                                       129,583         119,408
                                                  ------------    ------------

Notes receivable, net                                    8,941           9,630
Other assets                                             9,275           7,110
                                                  ------------    ------------
                                                  $    275,650    $    278,516
                                                  ============    ============

                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Current portion of long-term debt                $     21,422    $     10,435
 Notes payable                                          45,622          35,198
 Accounts payable                                       36,602          28,287
 Accrued payroll and benefits                           10,387          12,145
 Unearned revenue                                           --           3,383
 Other current liabilities                              17,546          19,000
                                                  ------------    ------------
                                                       131,579         108,448
                                                  ------------    ------------
Long-term debt, net                                        712          11,550
                                                  ------------    ------------
Other liabilities                                        7,507           7,423
                                                  ------------    ------------

Shareholders' investment;
 Preferred stock, $.10 par value, authorized
  5,000,000 shares, none issued and outstanding         --              --
 Common stock, $.10 par value, authorized
  40,000,000 shares, issued 22,172,711 as
  of March 31, 1994, and 22,153,742 as of
  September 30, 1993                                     2,217           2,215
 Paid-in capital                                       178,679         178,533
 Retained deficit                                      (43,729)        (28,109)
                                                  ------------    ------------
                                                       137,167         152,639

 Treasury stock, at cost (79,328 shares as of
  March 31, 1994, and September 30,1993)                  (736)           (736)
 Unearned restricted stock compensation                   (579)           (808)
                                                  ------------    ------------
                                                       135,852         151,095
                                                  ------------    ------------
                                                  $    275,650    $    278,516
                                                  ============    ============

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)



                                                                               For the six months ended
                                                                                       March 31,
                                                                               ------------------------

                                                                                    1994          1993
                                                                                    ----          ----
Cash Flows from Operating Activities:
 Net income (loss)                                                           $   (15,620)   $    5,747
 Adjustments to derive cash flows:
  Depreciation and amortization                                                   10,967        13,578
  Provision for receivable allowances and related costs                              100           300
  Deferred tax provision                                                              --           364
  Amortization of unearned restricted stock compensation                             150           376
  Other assets                                                                       (12)       (2,196)
  Other liabilities                                                                   84          (929)
  Net assets of discontinued operations                                               --          (501)
  Other, net                                                                       1,079           (67)
  Working capital changes affecting cash flows from operations:
   License fee receivable                                                             --         9,000
   Receivable from broker                                                             --         7,070
   Accounts receivable                                                            (5,591)      (13,357)
   Receivable due from Hitachi Metals, LTD.                                        3,096            --
   Inventories                                                                     1,625       (12,173)
   Prepaid expenses and other                                                     (2,261)       (2,924)
   Accounts payable                                                                8,315        10,273
   Accrued payroll and benefits                                                   (1,758)          855
   Unearned revenue                                                               (3,383)        7,000
   Other current liabilities                                                      (1,703)       (3,109)
                                                                              ----------     ---------
  Net cash flows (used in) provided by operating activities                       (4,912)       19,307
                                                                              ----------     ---------

Cash Flows from Investing Activities:
 Additions to property, plant and equipment                                      (23,885)      (34,875)
 Proceeds from sale of businesses                                                    --         5,221
 Notes receivable                                                                  1,490           240
                                                                              ----------     ---------
  Net cash flows used in investing activities                                    (22,395)      (29,414)
                                                                              ----------     ---------

Cash Flows from Financing Activities:
 Proceeds from debt                                                               88,609        58,996
 Repayment of debt                                                               (78,677)      (73,100)
 Proceeds from sale of common stock                                                   --        66,785
 Proceeds from stock options exercised                                               227         2,306
                                                                              ----------     ---------
  Net cash flows provided by financing activities                                 10,159        54,987
                                                                              ----------     ---------

Effect of Exchange Rate Changes on Cash and Equivalents                              401        (1,237)
                                                                              ----------     ---------

Net (Decrease) Increase in Cash and Equivalents                                  (16,747)       43,643
                                                                              ----------     ---------
Cash and Equivalents at Beginning of Period                                       49,371        11,473
                                                                              ----------     ---------
Cash and Equivalents at End of Period                                        $    32,624    $   55,116
                                                                              ==========     =========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

               APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
        Selected Notes to Condensed Consolidated Financial Statements
                                  Unaudited

Note A:  Inventories
- - --------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):


                            March 31,           September 30,
                            ---------           -------------
                              1994                  1993
                            ---------           -------------

Purchased parts and
  manufacturing supplies      $17,045                 $13,810
Work in process                21,451                  23,541
Finished goods                  2,305                   5,075
                              -------                 -------
                              $40,801                 $42,426
                              =======                 =======


Note B:  Capitalized Interest
- - -----------------------------

The cost of buildings and equipment includes interest expense incurred prior to the time such assets are placed in service. Interest expense is net of interest capitalized of $273,000 for the three months ended March 31, 1993 and of $147,000 and $526,000 for the six months ended March 31, 1994, and 1993, respectively. Due to adjustments made to capitalized interest estimates reflected in prior quarters, no interest was capitalized in the second quarter of fiscal 1994.

Note C:  License and Technology Development Agreements
- - ------------------------------------------------------

In December 1992, the Company received a $10.0 million payment from Hitachi Metals, Ltd. ("HML") associated with inductive thin-film development efforts under a license and technology agreement entered into in September 1992 (the "HML Agreement") to further the development and manufacturing of advanced thin-film and magnetoresistive thin-film ("MR") magnetic recording disk head technologies and products. The Company recognized $6.6 million for the fiscal year ended September 30, 1993, and $3.4 million for the six months ended March 31, 1994, as offsets against development costs incurred during these respective periods. The performance schedule relating to the inductive thin-film development efforts was substantially completed as of March 31, 1994.

In March 1994, the Company received a $7.5 million payment from HML associated with the MR development efforts under the HML Agreement. The Company recognized, as offsets against costs incurred for MR development efforts, $5.2 million for the fiscal year ended September 30, 1993, and $4.4 million for the six months ended March 31, 1994. The excess of cost offsets recognized to date over actual payments received from HML is $2.1 million which has been recorded as a Receivable due from Hitachi Metals, Ltd. on the unaudited Condensed Consolidated Balance Sheet at March 31, 1994. Management believes that the remaining MR development efforts required for payment of the remaining $7.5 million will be substantially completed by September 1994 pursuant to the performance schedule relating to this development activity.

During fiscal year 1993, the Company entered into additional technology development agreements (the "Development Agreements") with four major domestic disk drive companies relating to the development of MR disk head products.
Under these Development Agreements, funding of an aggregate of $4.0 million is to be paid to the Company. Approximately $2.6 million of this funding was recognized as an offset to development costs in accordance with the contractual billing schedules, of which $2.1 million and $0.5 million were recognized as offsets in the fiscal year ended September 30, 1993, and in the first quarter of fiscal year 1994, respectively. This completes the cost offsets available under the Development Agreements. An aggregate of $1.4 million, which is based on MR disk head deliveries, will be recognized as sales when the products are shipped.

Note D:  Restructuring Reserve
- - ------------------------------

In April 1994, the Company announced plans to transfer the manufacturing operations of its subsidiary, Applied Magnetics Singapore Pte. Ltd. ("AMS"), to the Company's Malaysian facility and to make AMS its primary customer support center for Southeast Asia. The transfer is part of the Company's restructuring plan which was announced in September 1993 and which provides for consolidation of worldwide manufacturing resources. Anticipated costs associated with this transfer were provided for in the fiscal year 1993 restructuring charge. During the six months ended March 31, 1994, costs of approximately $1.5 million were charged to the 1993 restructuring reserve related to consolidation of manufacturing resources.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
            of Operations
            -------------


In September 1993, the Company announced a restructuring charge of approximately $50 million, in response to significant order cancellations and reschedules, anticipated product life cycle changes and related product and technology transitions, and a loss for the fiscal year ended September 30, 1993. It also announced that it expected to incur operating losses during the first half of fiscal 1994.

During the first half of fiscal year 1994, the Company began volume production shipments for a number of new disk drive programs, some of which utilize thin-film nanoslider (50%) products. The Company is also attempting to qualify on other new drive programs.

While the Company has been successful in achieving "design in" positions on a number of new programs and has made important progress in the design and production of new, advanced thin-film disk heads, including record high levels of output from its six-inch wafer fabrication facility, recent production yield problems, attributable to new product technology, have adversely affected its ability to quickly ramp production of thin-film disk heads to achieve desired levels of volume shipments of these products in response to the current strong market demand. These factors have contributed to the operating losses sustained by the Company and future financial results are not likely to be profitable until the Company is successful in solving its manufacturing and yield problems.

While actions have been, and are being taken to identify and correct these production problems, and while sales during the second half of fiscal 1994 are expected to exceed those for the first half, the Company's return to profitability is dependent upon, among other things, its ability to successfully increase production and reduce average unit costs. However, there are no assurances that either current production problems will be corrected timely or adequately or that other quality or production problems will not arise.
Further, if the Company is unable, for these or other reasons, to ramp production and delivery of thin-film disk heads for those disk drive programs on which it has achieved a design-in position, alternate sources of high volume production supply may be selected by certain customers for certain programs.

Additionally, there can be no assurance that the Company will successfully obtain design-in positions on a sufficient number of new programs that it is currently pursuing or that it expects to pursue, or that, having achieved a design-in position, the Company's execution of customer orders will not experience production yield or other manufacturing problems similar to those currently facing the Company. If the Company for any reason were unable to achieve design-ins, or if it is unable to successfully perform on those programs on which it achieves design-in status, the Company's operating results and liquidity would be adversely affected and the operating losses experienced during the first half of fiscal 1994 could continue throughout the remainder of the fiscal year.

The disk head industry is intensely competitive and largely dependent on sales to a limited number of disk drive manufacturers and systems companies. The market for the Company's disk head products could be adversely affected if one or more disk drive manufacturers were to experience severe financial difficulties, enter into a transaction or combination in which it becomes vertically integrated with a company that has disk head manufacturing capability or undergo a significant loss of market share as a result of the technological innovations of their competitors or various other factors.

A significant reduction in orders from, or loss of a customer, which could occur for any of these circumstances or other reasons, could have a material adverse effect on the Company's operations and financial condition, including collection of accounts receivable and realization of inventories relating to that customer.

During the quarter ended March 31, 1994, the Company announced plans to transfer manufacturing at its subsidiary in Singapore, Applied Magnetics Singapore, Pte. Ltd. ("AMS") to its facility in Malaysia. The transfer, which is part of a previously announced restructuring plan which contemplates a consolidation of the Company's worldwide manufacturing resources, is expected to be completed during the second half of fiscal year 1994.

The Company conducts manufacturing operations and has significant production facilities in the Republic of Korea. Recent developments concerning published reports that the Democratic Peoples Republic of Korea may be developing nuclear weapons capabilities have been accompanied by expressions of concern and tension by and among the governments of the United States, the Peoples Republic of China, the Republic of Korea and the Democratic Peoples Republic of Korea relating to this subject. Should diplomatic efforts to resolve these matters fail and if actual or threatened confrontations involving military action or trade restraints develop, the Company's operating results could be adversely affected.

Net Sales. Total net sales in the second quarter of fiscal 1994 decreased 2.0% from the first quarter of fiscal 1994 and 19.6% from the second quarter of fiscal 1993. The slight decrease in total net sales in the second quarter from the first quarter of fiscal 1994 is primarily attributable to reduced sales of mature thin-film products and lower average unit prices. The decrease in total net sales in the second quarter of fiscal 1994 from the second quarter of fiscal 1993 is primarily due to the decline of mature ferrite disk head products.

Net sales of ferrite disk head products in the second quarter of fiscal 1994 were generally flat from the first quarter of fiscal 1994 and declined 33.1% from the second quarter of fiscal 1993. The decline in sales of ferrite disk head products from the second quarter of fiscal 1993 to the second quarter of fiscal 1994 reflects the continuing maturation of the Company's older ferrite programs as well as unit price erosion and increased supplies of competitively priced thin-film disk heads with equal or superior performance characteristics. The Company anticipates that market demand for ferrite heads will continue to decline for these reasons. Further, the Company has determined that obtaining sales in thin-film disk head products generally represents more attractive opportunities for revenue growth and profit improvement than ferrite disk head business. Accordingly, the Company expects that its sales of ferrite disk head products will decline significantly by the end of fiscal year 1994.

The following table sets forth for the periods indicated, net sales by product line.


                                      For the three months ended
                                --------------------------------------

                                March 31,   December 31,   March  31,
                                   1994         1993          1993
                                  ------       ------        ------

Thin-film disk head products
   Net sales                      $30,868        $32,520      $30,443
   Percentage of total              44.2%          45.6%        35.0%
Ferrite disk head products
   Net sales                      $34,172        $34,721      $51,111
   Percentage of total              48.9%          48.8%        58.9%
Tape head products
   Net sales                      $ 4,794        $ 4,003      $ 5,317
   Percentage of total               6.9%           5.6%         6.1%
       Total net sales            $69,834        $71,244      $86,871

Gross Profit. The gross margin was 4.8%, 5.3% and 19.7% for the second and first quarters of fiscal 1994 and the second quarter of fiscal 1993, respectively. The decrease in the gross margin percentage during the first half of fiscal 1994, as compared to the second quarter of fiscal 1993, was due primarily to lower sales volumes and sales prices causing a lack of profitability of the Company's more mature products and declines in manufacturing yields associated with the Company's transition towards newer products.

Research and Development. Research and development expenses as a percent of net sales were 9.6%, 5.8%, and 4.4% for the second and first quarters of fiscal 1994 and the second quarter of fiscal 1993, respectively. The increase as a percent of net sales in the second quarter of fiscal 1994 from the first quarter of fiscal 1994 and the second quarter of fiscal 1993, respectively, is primarily due to higher MR development costs being incurred as the Company continues its investment in advanced technology products and processes as well as lower total net sales.

In connection with the HML Agreement and other MR development agreements, the Company recognized as cost offsets to research and development expenses, an aggregate of $3.9 million, $4.5 million, and $3.7 million for the second and first quarters of fiscal 1994 and the second quarter of fiscal 1993, respectively. Prior to giving effect to such funding, research and development expenses as a percent of net sales were 15.2%, 12.1% and 8.6% for the second and first quarters of fiscal 1994 and the second quarter of fiscal 1993, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percent of net sales were 7.3%, 7.4% and 8.0% for the second and first quarters of fiscal 1994, and the second quarter of fiscal 1993, respectively. The decrease in the first half of fiscal 1994, as compared to the second quarter of fiscal 1993 was primarily due to implementation of cost control measures.

Interest Income and Expense. Interest income in the second quarter of fiscal 1994 was slightly less than the first quarter of fiscal 1994 primarily due to lower cash balances, and generally flat as compared to the same quarter of the prior fiscal year. Interest expense in the second quarter of fiscal 1994 decreased $.1 million from the first quarter of fiscal 1994 due to lower average interest rates, and decreased $1.5 million from the same quarter of the prior fiscal year. The second quarter of fiscal 1993 included write off of certain loan origination expenses related to the Company's repayment of the Note Purchase Agreement with the Prudential Insurance Company of America ("Prudential") from the proceeds of the Company's equity offering in February 1993.

Provision for Income Taxes. The Company's provision for income taxes for the six months ended March 31, 1994, consisted primarily of foreign taxes due on intercompany royalties paid to the Company during the first half of fiscal 1994, and a ratable portion of minimum state taxes that are expected to be incurred during fiscal year 1994.

Liquidity and Capital Resources
- - -------------------------------

At March 31, 1994, the Company's cash and equivalents were $32.6 million as compared to $49.4 million at September 30, 1993. During the first half of fiscal 1994, the primary sources of cash were $10.2 million provided by financing activities. Available cash flows during the first half of fiscal 1994 were used for $23.9 million of capital expenditures for MR and thin-film disk head production capacities, and $4.9 million for working capital requirements and other operating activities.

At March 31, 1994, total debt, including notes payable, amounted to $67.8 million, an increase of $10.6 million from the balance outstanding at September 30, 1993. At March 31, 1994, the Company had fully drawn down its unsecured Malaysian credit facility which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations.

At March 31, 1994, the Company also had outstanding $10.0 million under a revolving credit facility with a commercial bank. The credit facility provides for up to $10.0 million in aggregate commitments and is supported by a letter of credit issued for the account of HML, subject to reimbursement by the Company. This credit facility was recently amended to extend the maturity for one year and now expires on March 15, 1995. All other terms of the credit facility remains unchanged. At March 31, 1994, the Company also had outstanding a $10.0 million note held by Conner Peripherals, Inc. ("Conner"), pursuant to a Note Purchase Agreement, which is secured by accounts receivable arising from sales to Conner and by certain capital equipment. The note, which matures in December 1994, is convertible at Conner's election at any time into shares of the Company's Common Stock at a conversion price of $10.25 per share. Interest expense on the note was prepaid at issuance, resulting in net proceeds to the Company of approximately $8.6 million.

Management believes that additional sources of capital will be required during the next twelve months in order to fund the production ramp-up of thin-film disk heads and to maintain the planned research and development and capital expenditure levels required for the MR and inductive thin-film disk head technologies in fiscal 1995. The Company plans approximately $20.0 million in capital expenditures relating primarily to its thin-film and MR disk head products and technology in the second half of fiscal 1994, and an additional $50.0 million in fiscal 1995. If the Company is unable to increase its sales and improve yields in executing customer orders for new drive programs in order to return to profitability during the second half of fiscal 1994, there could be a significant adverse impact on liquidity, which would accelerate the Company's requirement to obtain additional sources of capital. Management is in the process of exploring various financing alternatives, the success of which will be essential to the continued viability of the Company.

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

PART II.  OTHER INFORMATION
- - ---------------------------

Item 1. Legal Proceedings. None
        ------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        At the Company's Annual Stockholders Meeting held on February 18, 1994,

the Company's stockholders voted on the following matters:

1.  Election of directors;

2.  Approval of the Company's 1994 Employee Stock Option Plan;

3.  Approval of the Company's 1994 Nonemployee Directors' Stock Option Plan; and

4.  Ratification of selection of auditors.

The tabulation of votes provided by the Inspector of Elections was as follows:


         Proposal                                Voting Tabulation
        ---------                                -----------------

1.  Election of Directors
    ---------------------
        Nominee                     For           Withhold/Against   Broker Nonvotes
        -------                     ---           ----------------   ---------------
        Harold R. Frank           18,730,029           556,686        2,790,781
        William R. Anderson       18,743,148           543,567        2,790,781
        R.C. Mercure, Jr.         18,709,577           577,138        2,790,781
        Herbert M. Dwight, Jr.    18,648,142           602,573        2,790,781
        William E. Terry          18,648,142           603,741        2,790,781

                                            For            Against       Abstain      Broker Nonvotes
                                            ---            -------       -------      ---------------
2.  Approval of 1994 Employee
    -------------------------
       Stock Option Plan                 13,026,067        958,766        392,201        4,900,558
       -----------------

3.  Approval of 1994 Nonemployee
    ----------------------------
    Director's Stock Option Plan         12,506,884      1,316,446        534,875        4,919,287
    ----------------------------

4.  Ratification of Selection of
    ----------------------------
           Auditors                      19,007,766        174,087        104,087        2,791,556
           --------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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


                    Rights Agreements, dated as of October 19, 1988, between
                    Applied Magnetics Corporation and First Interstate Bank of
                    California, as Rights Agent (1).

       10           Material Contracts

       10(x)        Applied Magnetics Corporation 1994 Employee Stock Option
                    Plan

       10(y)        Applied Magnetics Corporation 1994 Nonemployee Directors'
                    Stock Option Plan

       10(z) Letter Agreement dated February 8, 1994 between the Company and O.M. Fundingsland former Executive Vice President of the Company

       10(aa) Letter Agreement dated January 12, 1994 between the Company and Louis W. Rayer, former Vice President of the Company

       10(bb)       Retention Agreement dated January 2, 1994 between the
                    Company and Raymond P. Le Blanc, Vice President, Secretary and General Counsel of the Company

       11           Statement re computation of per share information.

       15           Letter re unaudited interim financial information.    None

       18           Letter re change in accounting principles.   None

       19           Report Furnished to security holders.  None

       22 Published report re matters submitted to vote of security holders. None

       24           Power of attorney.  None

       27           Financial Data Schedule.  None

       99           Additional exhibits.  None

       (1)          Filed as an exhibit to the Company's Current Report on Form
                    8-K dated October 19, 1988, and incorporated herein by reference.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               APPLIED MAGNETICS CORPORATION



                               /s/ William R. Anderson
                               -----------------------------------------------
                               William R. Anderson
                               Chief Executive Officer

Dated:  May 13, 1994           /s/ Kathryn E. Gehrke
                               -----------------------------------------------
                               Kathryn E. Gehrke
                               Vice President and Chief Financial Officer
                               (Principal Financial Officer)