Form 10-Q
period 1994-06-30
APPLIED MAGNETICS CORP
filed 1994-08-15
CIK 6948

                          FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                     ------------------------


    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended June 30, 1994

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________ to ________

                     Commission File No. 1-6635

                  APPLIED MAGNETICS CORPORATION
       (Exact name of registrant as specified in its charter)


A Delaware Corporation                                    95-1950506
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                 Identification No.)

              75 Robin Hill Road, Goleta, California 93117
                 (Address of principal executive offices)

Registrant's telephone number, including area code:  (805) 683-5353

                            (No Change)
- - ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
ninety days.  Yes  X   No
                  ---     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock: 22,163,812 $.10 par value common stock as of August 10, 1994.

PART 1.  FINANCIAL INFORMATION
- - -----------------------------

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

           APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Statements of Operations - Unaudited
          (in thousands except share and per share data)

                        For the three months      For the nine months
                           ended June 30,             ended June 30,
                       --------------------      --------------------
                         1994         1993         1994         1993
                         ----         ----         ----         ----
Net sales            $    70,289  $    97,351  $   211,367  $ 258,778
Cost of sales             71,552       77,803      205,541    208,072
                     -----------  -----------   ----------  ---------
  Gross profit
    (loss)                (1,263)      19,548        5,826     50,706
                     -----------  -----------   ----------   --------
Research and
development
expenses, net              7,953        4,590       18,747     12,195
Selling, general and
administrative expenses    5,665        6,493       16,086     19,821
                      ----------   ----------   ----------   --------
Total operating
expenses                  13,618       11,083       34,833     32,016
                      ----------   ----------   ----------  ---------
Income (Loss) from
operations               (14,881)       8,465      (29,007)    18,690

Interest income              159          201          664        561
Interest expense          (1,275)        (847)      (3,155)    (4,890)
Other income (expense),
net                         (293)         126           96      1,000
                      ----------   ----------    ---------  ---------
Income (Loss) before
taxes                    (16,290)       7,945      (31,402)    15,361
Provision for income
taxes                        215          635          723      2,304
                      ----------   ----------    ---------  ---------
Net income (loss)    $   (16,505)  $    7,310    $ (32,125) $  13,057
                     ===========   ==========    ========== =========
Net income (loss)
per share:

    Primary          $     (0.75)  $     0.33    $    (1.45) $   0.65
                     ===========   ==========    ==========  ========
    Fully diluted    $     (0.75)  $     0.32    $    (1.45) $   0.64
                     ===========   ==========    ==========  ========
Weighted average
common and dilutive
equivalent shares
outstanding:

   Primary            22,081,043    22,486,074   22,082,451 22,037,361
                     ===========   ===========  =========== ==========
   Fully diluted      22,081,043    23,365,332   22,082,451 20,775,101
                     ===========   ===========  =========== ==========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

               APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets - Unaudited
                (In thousands except share and par value data)

                                   ASSETS

                                     June 30,         September 30,
                                       1994               1993
                                   -----------        ------------
Current assets:
Cash and equivalents               $ 25,247             $ 49,371
Accounts receivable, net             27,898               37,873
Inventories                          43,184               42,426
Receivable due from
Hitachi Metals, Ltd.                  1,074                5,170
Prepaid expenses and other            7,954                7,528
                                   --------             --------
                                    105,357              142,368
                                   --------             --------

Property, plant and equipment,
   at cost                          288,863              271,432
                                   --------              -------
Less-accumulated depreciation      (160,961)            (152,024)
                                   --------              -------
                                    127,902              119,408
                                   --------              -------
Notes receivable, net                 8,498                9,630
Other assets                         13,295                7,110
                                   --------              -------
                                   $255,052             $278,516
                                   ========             ========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Current portion of
  long-term debt                   $ 21,726             $ 10,435
  Notes payable                      45,215               35,198
  Accounts payable                   31,594               28,287
  Accrued payroll and
  benefits                           12,226               12,145
  Unearned revenue                        -                3,383
  Other current liabilities          17,325               19,000
                                   --------             --------
                                    128,086              108,448
                                   --------             --------
Long-term debt, net                     856               11,550
                                   --------             --------
Other liabilities                     6,766                7,423
                                   --------             --------

Shareholders' investment:
  Preferred stock, $.10 par value,
  authorized 5,000,000 shares,
  none issued and outstanding             -                    -
Common stock, $.10 par value,
  authorized 40,000,000 shares,
  issued 22,163,812 as of
  June 30, 1994, and 22,153,742
  as of September 30, 1993            2,216                2,215
Paid-in capital                     178,566              178,533
Retained deficit                    (60,234)             (28,109)
                                    -------              -------
                                    120,548              152,639

Treasury stock, at cost
  (88,368 shares as of
  June 30, 1994, and
  79,328 as of September 30,
  1993)                                (787)                (736)
Unearned restricted stock
  compensation                         (417)                (808)
                                   --------              -------
                                    119,344              151,095
                                   --------              -------
                                   $255,052             $278,516
                                   ========             ========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows - Unaudited
                               (In thousands)

                                            For the nine months ended
                                                     June 30,
                                            -------------------------
                                             1994                1993
                                            -----                ----
Cash Flows from Operating
   Activities:
Net income (loss)                         $ (32,125)         $ 13,057
Adjustments to derive
  cash flows:
Depreciation and amortization                16,881            22,105
Provision for receivable
  allowances and related costs                  100               400
Deferred tax provision                            -               491
Amortization of unearned
  restricted stock
  compensation                                  197               785
Other assets                                 (4,621)           (3,634)
Other liabilities                              (657)              (42)
Net assets of discontinued
  operations                                      -              (501)
Other, net                                      578               809
Working capital changes
  affecting cash flows
  from operations:
  License fee receivable                          -             9,000
  Receivable from broker                          -             7,070
  Accounts receivable                         9,875           (28,953)
  Receivable due from Hitachi Metals, Ltd.    4,096                 -
  Inventories                                  (758)          (13,704)
  Prepaid expenses and other                 (1,228)           (2,765)
  Accounts payable                            3,307             5,353
  Accrued payroll and benefits                   81             2,605
  Unearned revenue                           (3,383)            5,037
  Other current liabilities                  (1,818)           (1,077)
                                          ---------          --------
Net cash flows (used in) provided
by operating activities                      (9,475)           16,036
                                          ---------          --------
Cash Flows from Investing Activities:
  Additions to property, plant and
  equipment                                 (27,870)          (48,880)
  Proceeds from sale of businesses                -            10,449
  Notes receivable                            1,958               646
  Other                                         516               625
                                           --------          --------
    Net cash flows used in investing
   activities                               (25,396)          (37,160)
                                           --------          --------
Cash Flows from Financing Activities:
  Proceeds from debt                        116,832            85,860
  Repayment of debt                        (107,045)         (105,076)
  Proceeds from sale of common stock              -            66,421
  Reduction (Purchase) of treasury stock        (51)              (47)
  Net cash flows provided by financing
  activities                                    228             1,224
                                           --------          --------
                                              9,964            48,382
                                           --------          --------
Effect of Exchange Rate Changes
  on Cash and Equivalents                       783            (1,092)
                                           --------          --------
Net (Decrease) Increase in Cash
  and Equivalents                           (24,124)           26,166
                                           --------          --------
Cash and Equivalents at
  Beginning of Period                        49,371            11,473
                                           --------          --------
Cash and Equivalents at
  End of Period                           $  25,247          $ 37,639
                                          =========          ========

                                 -5-

            APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
      Selected Notes to Condensed Consolidated Financial Statements
                             Unaudited

Note A:  Inventories
- - --------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                            June 30, 1994     September 30, 1993
                            -------------     ------------------
Purchased parts
 and manufacturing
 supplies                   $15,604           $13,810
Work in process              24,172            23,541
Finished goods                3,408             5,075
                            -------           -------
                            $43,184           $42,426
                            =======           =======


Note B:  Capitalized Interest
- - -----------------------------

The cost of buildings and equipment includes interest expense incurred prior to the time such assets are placed in service. Interest expense is net of interest capitalized of $266,000 for the three months ended June 30, 1993, and $147,000 and $792,000 for the nine months ended June 30, 1994, and 1993, respectively. The Company has discontinued capitalizing interest due to immateriality.


Note C:  License and Technology Development Agreements
- - ------------------------------------------------------

In December 1992, the Company received a $10.0 million payment from Hitachi Metals, Ltd. ("HML") associated with inductive thin-film development efforts under a license and technology agreement entered into in September 1992 (the "HML Agreement") to further the development and manufacturing of advanced thin-film and magnetoresistive ("MR") thin-film magnetic recording disk head technologies and products. The Company recognized $3.4 million and $5.0 million for the nine months ended June 30, 1994 and 1993, respectively, as offsets against development costs incurred during these respective periods. The performance schedule relating to the inductive thin-film development efforts was substantially completed as of March 31, 1994.

In March and June 1994, the Company received payments of $7.5 million and $3.8 million, respectively, from HML associated with the MR development efforts under the HML Agreement. The Company recognized as offsets against costs incurred for MR development efforts, $7.2 million and $3.5 million for the nine months ended June 30, 1994 and 1993, respectively. The excess of cost offsets recognized to date over actual payments received from HML is $1.1 million which has been recorded as a Receivable due from Hitachi Metals, Ltd. on the unaudited Condensed Consolidated Balance Sheet at June 30, 1994. Management believes that the remaining MR development efforts required for payment of the final $3.7 million will be substantially completed by September 1994 pursuant to the performance schedule relating to this development activity.

During fiscal year 1993, the Company entered into additional technology development agreements (the "Development Agreements") with four major domestic disk drive companies relating to the development of MR disk head products. Under these Development Agreements, funding of an aggregate of $4.0 million is to be paid to the Company of which $3.1 million has been received at June 30, 1994. Approximately $2.6 million of this funding was recognized as an offset to development costs in accordance with the contractual billing schedules, of which $.6 million and $1.5 million were recognized as offsets in the nine months ended June 30, 1994 and 1993, respectively. This completes the cost offsets available under the Development Agreements. An aggregate of $1.4 million, which is based on MR disk head deliveries, will be recognized as sales when the products are shipped.

The $3.1 million in funding received by the Company under the Development Agreements includes complete payment, by three of the four disk drive companies, of their respective funding commitments. The balance of the $4.0 million is due from one of the Company's major customers. Because of certain program changes and modifications relating to the Development Agreement with this customer, there are no assurances that the remaining balance will be paid by this customer or that, if paid, it will be paid without delay.

Note D:  Restructuring Reserve
- - ------------------------------

In April 1994, the Company announced plans to transfer the manufacturing operations of its subsidiary, Applied Magnetics Singapore Pte. Ltd. ("AMS"), to the Company's Malaysian facility and to make AMS its primary customer support center for Southeast Asia. The transfer is part of the Company's restructuring plan which was announced in September 1993 and which provides for consolidation of worldwide manufacturing resources. In June 1994, the Company announced plans for a reduction in force of approximately 125 employees, in non-production functions, at its Goleta, California facilities. This reduction in force was substantially completed in July 1994. Anticipated costs associated with these actions were provided for in the fiscal year 1993 restructuring charge. During the nine months ended June 30, 1994, costs of approximately $3.2 million were charged to the 1993 restructuring reserve related to consolidation of manufacturing resources and workforce reductions.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------

In September 1993, the Company announced a restructuring charge of approximately $50 million in response to significant order cancellations and reschedules, anticipated product life cycle changes and related product and technology transitions, and a loss for the fiscal year ended September 30, 1993. It also announced that it expected to incur operating losses during the first half of fiscal 1994.

During 1994, the Company began to make volume production shipments for a number of new disk drive programs, some of which utilize thin-film nanoslider (50%) products. The Company is also attempting to qualify on other new drive programs.

The Company has achieved some successes in obtaining "design in" positions on a number of new programs and has made important progress in the design and production of new, advanced thin-film disk heads. However, it has also experienced, in connection with some of these programs, manufacturing difficulties and production yield problems which have adversely affected its ability to quickly ramp production of thin-film disk heads to achieve desired levels of volume shipments of these products in response to the current strong market demand. These problems and difficulties have resulted in continued operating losses and negative cash flows. Future financial results are not likely to be profitable until the Company is successful in solving its manufacturing and yield problems.

Actions have been, and are being taken to identify and correct the production problems mentioned above. However, there are no assurances that current production problems will be corrected timely or adequately, that other quality or production problems will not arise, that the Company will successfully obtain design-in positions on a sufficient number of new programs that it is currently pursuing or that it expects to pursue or that the Company will have the cash resources necessary to sustain it during the period in which it is attempting to correct these problems. Further, if the Company is unable, for these or other reasons, to ramp production and delivery of thin-film disk heads for those disk drive programs on which it has achieved a design-in position, alternate sources of high volume production supply may be selected by certain customers for certain programs.

If the Company is not able to solve these manufacturing problems, successfully increase production, reduce costs or obtain additional financing, it may not have sufficient cash to fund continuing operations and may experience decreased revenues, continuing operating losses and severe cash limitations during the fourth quarter of fiscal 1994 and succeeding quarters in fiscal 1995. See "Liquidity and Capital Resources."

In June 1994, the Company announced and in the future will continue to consider a number of actions in response to recent losses and its deteriorating financial condition including layoffs and severe restrictions on capital expenditures. The Company also announced the retention of Lehman Brothers Inc. as financial advisors to assist the Company in exploring a number of strategic options to maximize shareholder value.

In August 1994 the Company also announced that it had engaged a crisis management consulting firm to provide additional assistance to the Company to develop and implement plans to conserve and increase cash resources and return the Company to profitability. As part of this engagement the Company also appointed Mr. Craig Crisman, a partner in the consulting firm, as Chief Executive Officer.

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

The Company conducts manufacturing operations and has significant production facilities in the Republic of Korea. Diplomatic and other efforts appear to have brought near term stability to the region. If the regional political situation worsens such that actual or threatened military action or trade restraints develop, the Company's operating results could be adversely affected.

Net Sales.
- - ---------
Total net sales in the third quarter of fiscal 1994 were generally level with the second quarter of fiscal 1994 and decreased 27.8% from the third quarter of fiscal 1993. For the third quarter as compared to the second quarter of fiscal 1994, sales of thin-film products increased 5.3%. However, the increase in thin-film sales was offset by a decline of mature ferrite disk head products of 5.0%. The decrease in total net sales in the third quarter of fiscal 1994 from the third quarter of fiscal 1993 was due to a 28.8% decrease in thin-film sales and a 30.6% decline in ferrite sales. The decline in thin-film sales from the prior year's third quarter is primarily attributable to a slower than expected ramp-up of sales of new thin-film products and lower average unit prices.

The decline in ferrite sales reflects the continuing maturation of the Company's older ferrite programs as well as unit price erosion and increased supplies of competitively priced thin-film disk heads with equal or superior performance characteristics. The Company anticipates that market demand for ferrite disk heads will continue to decline for these reasons. Further, the Company has determined that obtaining sales in thin-film disk head products generally represents more attractive opportunities for revenue growth and profit improvement than ferrite disk head business. Accordingly, the Company expects that its sales of ferrite disk head products will continue to decline significantly.

The following table sets forth for the periods indicated, net sales by product line.

                                    For the three months ended
                              ----------------------------------------
                              June 30,        March 31,       June 30,
                                1994            1994            1993
                              --------        ---------       --------
Thin-film disk head
products
     Net sales                $32,499          $30,868        $45,664
     Percentage of total         46.2%            44.2%          46.9%
Ferrite disk head
products
     Net sales                $32,458          $34,172        $46,737
     Percentage of total         46.2%            48.9%          48.0%
Tape head products
     Net sales                $ 5,332          $ 4,794        $ 4,950
     Percentage of total          7.6%             6.9%           5.1%
        Total net sales       $70,289          $69,834        $97,351

Gross Profit.
- - ------------

The gross margin (loss) was (1.8%), 4.8% and 20.1% for the third and second quarters of fiscal 1994 and the third quarter of fiscal 1993, respectively. The continued decline in the gross margin percentage during the three months ended June 30, 1994, as compared to the third quarter of fiscal 1993, was primarily due to lower sales volume, lower average unit prices and manufacturing difficulties and production yield problems experienced during the third quarter of fiscal 1994.

Research and Development.
- - ------------------------

Research and development expenses as a percent of net sales were 11.3%, 9.6%, and 4.7% for the third and second quarters of fiscal 1994 and the third quarter of fiscal 1993, respectively. The increase as a percent of net sales in the third quarter of fiscal 1994 from the second quarter of fiscal 1994 and from the third quarter of fiscal 1993, respectively, is primarily a result of lower net sales In the third quarter and second quarter of fiscal 1994, and higher research and development costs (net of cost offsets from various MR disk head development agreements) as the Company continues its investment in advanced technology products and processes.

In connection with the HML Agreement and other MR development agreements, the Company recognized as cost offsets to research and development expenses, an aggregate of $2.8 million, $3.9 million, and $3.8 million for the third and second quarters of fiscal 1994 and the third quarter of fiscal 1993, respectively. Prior to giving effect to such funding, research and development expenses as a percent of net sales were 15.2%, 15.2% and 8.7% for the third and second quarters of fiscal 1994 and the second quarter of fiscal 1993, respectively.

Selling, General and Administrative Expenses.
- - --------------------------------------------

Selling, general and administrative expenses as a percent of net sales were 8.1%, 7.3% and 6.7% for the third and second quarters of fiscal 1994, and the third quarter of fiscal 1993, respectively. The increase during the third and second quarters of fiscal 1994, as compared to the third quarter of fiscal 1993 was due to lower sales volume.

Interest Income and Expense.
- - ---------------------------

Interest income in the third quarter of fiscal 1994 was slightly less than the second quarter of fiscal 1994 and the third quarter of fiscal 1993, primarily due to lower invested cash balances. Interest expense in the third quarter of fiscal 1994 increased $.4 million from the second quarter of fiscal 1994 primarily as a result of discontinuance of capitalizing interest (see Note B), and increased $.4 million from the same quarter of the prior year primarily as a result of higher debt outstanding and discontinuance of capitalizing interest.

Provision for Income Taxes.
- - --------------------------

The Company's provision for income taxes for the nine months ended June 30, 1994, consisted primarily of foreign taxes due on intercompany royalties paid to the Company during the nine months ended June 30, 1994, and a ratable portion of minimum state taxes that are expected to be incurred during fiscal year 1994.

Liquidity and Capital Resources
- - -------------------------------

At June 30, 1994, the Company's cash and equivalents were $25.2 million as compared to $49.4 million at September 30, 1993. During the nine months ended June 30, 1994, the primary sources of cash were $10.0 million provided by financing activities. Available cash flows during the nine months ended June 30, 1994 were used for $27.9 million of capital expenditures, primarily for MR and thin-film disk head production capacities, and $9.5 million for operating activities.

At June 30, 1994, total debt, including notes payable, amounted to $67.8 million, an increase of $10.6 million from the balance outstanding at September 30, 1993. At June 30, 1994, the Company had fully drawn down its unsecured Malaysian credit facility which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations. Should all or any significant portion of the Malaysian Credit Facility become unavailable for any reason, the Company would need to pursue alternative financing sources.

At June 30, 1994, the Company also had outstanding $10.0 million under a revolving credit facility with a commercial bank. The credit facility provides for up to $10.0 million in aggregate commitments and is supported by a letter of credit issued for the account of HML, subject to reimbursement by the Company. This credit facility was recently amended to extend the maturity for one year and now expires on March 15, 1995. All other terms of the credit facility remain unchanged. At June 30, 1994, the Company also had outstanding a $10.0 million note held by Conner Peripherals, Inc. ("Conner"), pursuant to a Note Purchase Agreement, which is secured by accounts receivable arising from sales to Conner and by certain capital equipment. The note, which matures in December 1994, is convertible at Conner's election at any time into shares of the Company's Common Stock at a conversion price of $10.25 per share. Interest expense on the note was prepaid at issuance, resulting in net proceeds to the Company of approximately $8.6 million. For the quarter ended June 30, 1994, the Company's sales to Conner amounted to approximately 54% of its total sales for the quarter.

The Company's recent operating losses and deteriorating financial condition have severely limited the availability of cash and liquidity. As a result, management has taken immediate steps to conserve cash and to obtain additional sources of capital in order to continue operations and to fund both the production ramp-up of thin film disk head products and the research, development and capital expenditures required for its MR and advanced thin-film disk head technologies for future programs.

The Company plans approximately $9.0 million in capital expenditures relating primarily to its thin-film and MR disk head products and technology in the fourth quarter of fiscal 1994. In addition to its pursuit of strategic partnering arrangements as a means to obtain additional capital resources, the Company has implemented and is considering a number of other actions to conserve cash and increase liquidity.

Arrangements have been made with one of the Company's largest customers for accelerated payment terms on product shipments. If, for any reason, this customer were to discontinue its accelerated payments for product shipments before the Company is able to satisfactorily implement other efforts to increase its cash resources, there would be a significant adverse impact on liquidity. The Company is also pursuing other arrangements with other customers for accelerated payment terms on product shipments.

If these efforts to conserve and increase cash and liquidity are not successful and if the Company is unable to increase its sales and improve yields in executing customer orders during the fourth quarter of 1994, there could be a significant adverse impact on liquidity, such that the Company would not have sufficient cash to fund normal, continuing operations in the fourth quarter of fiscal 1994 and succeeding quarters in fiscal 1995.

PART II.  OTHER INFORMATION
- - ---------------------------

Item 1. Legal Proceedings.
        -----------------

The Company has been named a potentially responsible party pursuant to a Clean Up or Abatement Order (the "Order") and Monitoring and Reporting Program ("Program") issued by the State of California Regional Water Quality Control Board (the "Regional Board"). The Order alleges that the Company is responsible for certain soil and ground water contamination in connection with a facility previously occupied by the Company, during a period of approximately 14 years ending in 1983, as a lessee and used by it to conduct certain manufacturing operations. While the Company is in the earliest stages of evaluating the Order and Program, it believes that it has meritorious defenses to the allegations and that the disposition or resolution of the claims made and remedies sought by the Order and Program will not have a materially adverse effect on the financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits

        Exhibit
        Number        Description
        --------      -----------
          11          Statement re computation of per share
                      Information.

        (b) Reports on Form 8-K. A report on Form 8-K dated June 20, 1994 was filed by the Company with respect to the quarter ended June 30, 1994.


SIGNATURE
- - ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  APPLIED MAGNETICS CORPORATION



                                  /s/Kathryn E. Gehrke
                                  --------------------
                                  Kathryn E. Gehrke
                                  Vice President and Chief Financial
                                  Officer
                                  (Principal Financial Officer)



Dated: August 15, 1994            /s/Scott O. Davis
                                  --------------------
                                  Scott O. Davis
                                  Corporate Controller
                                  (Principal Accounting Officer)

                                 Exhibit 11



                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                    (in thousands, except per share data)

                            For the three months  For the nine months
                               ended June 30,       ended June 30,
                            --------------------  -------------------
                            1994         1993     1994       1993
                            ----         ----     ----       ----
Primary Earnings
  Per Share:
  Net income (loss)         $(16,505)  $ 7,310    $(32,125)  $13,057
                            ========   =======    ========   =======
Weighted average
 common shares
 outstanding                  22,081    22,038      22,082    19,523
 Dilutive effect of
 stock options                     -       448           -       514
                            --------    ------    --------   -------
Primary weighted
 average common
 and common equivalent
 shares                       22,081    22,486      22,082    20,037
                            ========    ======    ========   =======
Primary earnings per
  share:
  Net income (loss)         $  (0.75)  $  0.33    $  (1.45)  $  0.65
                            ========   =======    ========   =======
Fully Diluted Earnings
  Per Share:
  Net income (loss)         $(16,505)  $ 7,310    $(32,125)  $13,057
                            --------   -------    --------   -------
  Interest expense, net
  of tax on convertible
  note                             -       132           -       291
                            --------   -------    --------   -------
  Net income (loss)         $(16,505)  $ 7,442    $(32,125)  $13,348
                            ========   =======    ========   =======
  Weighted average common
  shares outstanding          22,081    22,038      22,082    19,523
  Dilutive effect of stock
  options                          -       448           -       563
  Dilutive effect of
  convertible note                 -       879           -       689
                             -------    ------     -------    ------
  Fully diluted weighted
  average and common
  equivalent shares           22,081    23,365      22,082    20,775
                             =======    ======     =======    ======
  Fully diluted earnings
  per share:

    Net income (loss)       $  (0.75)  $  0.32    $  (1.45)  $  0.64
                            ========   =======    ========   =======

              APPLIED MAGNETICS CORPORATION
                   75 ROBIN HILL ROAD
                 GOLETA, CALIFORNIA 93117



August 15, 1994

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Form 10-Q/Applied Magnetics Corporation

Gentlemen:

On behalf of Applied Magnetics Corporation (the "Company"), transmitted herewith is the Company's Form 10-Q for the quarter ended June 30, 1994, including financial statements, schedules and exhibits. This report is being filed electronically pursuant to Regulation S-T.

Yours very truly,

Raymond P. Le Blanc
Vice President,
Secretary and General Counsel

Enclosures