Form 10-K
period 1994-09-30
APPLIED MAGNETICS CORP
filed 1994-12-30
CIK 6948

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended September 30, 1994
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________ to________

                           COMMISSION FILE NO. 1-6635
                         APPLIED MAGNETICS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                      95-1950506
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 75 Robin Hill Road, Goleta, California                       93117
- - ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:    (805) 683-5353
                                                          --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              Name of each exchange on
           Title of each Class                    which registered
     ----------------------------             ------------------------
     Common Stock, $.10 par value             New York Stock Exchange

     Preferred Stock Purchase Rights          New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:   None
                                                                   ----
                                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   x   No
                                                      ----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K [ ]

The aggregate market value of the Common Stock held by non-affiliates* of registrant was $3,617,517 as of December 15, 1994.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 15, 1994.

                  Common Stock (Par Value $.10) 22,194,675
                  ----------------------------------------

* Without acknowledging that any person other than Harold R. Frank is an affiliate, all directors and executive officers of registrant have been included as affiliates solely for the purposes of this computation.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1994, are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the registrant's 1994 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days following the registrant's fiscal year ended September 30, 1994, are incorporated by reference into Part III.

                                     PART I
                                     ------

     ITEM 1.  BUSINESS
              --------

     GENERAL

          Applied Magnetics Corporation (the "Company" or "Applied Magnetics"), incorporated in California in 1957, was reincorporated in Delaware in 1987 pursuant to a merger into a wholly owned subsidiary, also named Applied Magnetics Corporation. The reincorporation merger was approved at the Annual Meeting of Stockholders in February 1987.

          The Company presently operates in one industry segment, namely, components for the computer peripheral industry with one major product group, recording heads for rigid disk drives.

          Applied Magnetics is a leading independent supplier of magnetic recording heads and of head stack assemblies for rigid disk drives. The Company supplies advanced inductive thin-film ("thin-film") disk head products, magnetoresistive ("MR") disk head products and ferrite disk head products, including ferrite metal-in-gap ("MIG") and double-MIG disk heads and head stack assemblies.

          Prior to and during fiscal 1994, the Company also manufactured and sold recording heads for tape drives which are used in the computer peripheral industry. On December 10, 1994, the Company sold its Tape Head business unit to Seagate Technology, Inc. ("Seagate"), pursuant to a Stock Purchase Agreement (the "Seagate Agreement"). The consideration paid by Seagate was $21.5 million cash, of which $1.0 million is held in escrow as a standard hold-back, for one year, to indemnify the buyer for any claims relating to the representations and warranties made by the Company in connection with the divestiture. Another $6.5 million is held in escrow pending completion by the Company of certain performance obligations to supply tape related products and services to Seagate under certain agreements. Except for those arrangements to provide tape-related products and services to Seagate, the Company is no longer engaged in the design, development, manufacture and sale of recording heads for tape drives.

          In recent years, the Company has pursued a product strategy in which it has concentrated its resources on its disk head business with particular emphasis on thin-film and MR technologies and on developing capability for producing smaller form factor nanoslider thin-film disk heads. The Company's customers include, among others, Conner Peripherals, Maxtor, Quantum, Western Digital, IBM and NEC.

          Performance improvements in microprocessors and the related, continuing proliferation of powerful operating systems and applications software, which require increased data storage capacity and faster data transfer rates, have resulted in increasing demand for greater data storage capacity and performance in smaller form factor disk drives. In addition, the rapid market growth of notebook and sub-notebook computers has increased demand for smaller form factor disk drives. Due to these trends, thin-film disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than ferrite disk heads, represent one of the fastest growing segments of the recording head industry.

          The Company has focused its long-range growth strategy on thin-film and MR disk head technologies and believes that MR disk heads, which afford greater recording densities and other performance advantages as compared to thin-film heads, represent the next important magnetic recording head technology. The Company was one of the first independent suppliers to ship test samples of MR disk heads. In fiscal 1994, the Company began shipping nanoslider MR disk heads in prototype volumes.

          The Company believes that, overall, the market for ferrite disk heads is declining. However, advances in ferrite disk head technology have occasionally permitted storage capacities per disk, for drives using these devices, to approach those achieved with thin-film disk heads. As a result, for certain disk drive applications, the Company's advanced ferrite disk heads, including its MIG and double MIG products, have offered required performance while providing cost advantages over thin-film disk heads. During fiscal 1993, the industry experienced significant overcapacity conditions in thin-film disk head supplies and intense price competition for these products. As a consequence, many customers that had previously selected ferrite disk head products for cost reasons revised their disk head requirements and, instead, selected competitively priced thin-film products.

          Market conditions for the disk drive industry served by the Company during fiscal year 1993 reflected rapid changes in, and more abbreviated, product life cycles, intense price erosion and excess supplies of disk drives and disk drive components, particularly thin-film disk heads. In connection with these developments and in response to significant order cancellations and reschedules and related product and technology transitions, in September, 1993, the Company recorded, for fiscal year 1994, a restructuring charge of approximately $50 million. This charge included approximately $40 million for write downs of equipment and tooling to estimated net realizable values and $10 million for costs attributable to the planned consolidation of certain of the Company's manufacturing facilities.

          Due to lower sales volume and significant production and quality problems experienced by the Company during fiscal year 1994, the Company continued to experience major operating losses and financial difficulties, including negative cash flows and significant limitations on cash and working capital during the year ended September 30, 1994.

          The Company has taken a number of actions to reverse these difficulties, improve its cash and working capital position, reduce operating losses and return to profitability. In June, 1994, the Company announced that it had engaged Lehman Brothers, Inc., as financial advisors to assist the Company in exploring various strategic alliances and other opportunities to maximize shareholder value. In August, 1994, the Company engaged the consulting firm of Grisanti, Galef & Goldress ("GG&G") to provide crisis management and turnaround assistance and advice to the Company. It also appointed Mr. Craig D. Crisman, a partner in GG&G who has considerable experience in turnaround engagements, as the Company's Chief Executive Officer. Significant cost reductions have been implemented, including reductions in employment, curtailment of capital expenditures, consolidations of manufacturing activities, production and other resources and sales of excess properties and assets. The implementation of aggressive cash management practices and the Company's sale of its tape head business unit to Seagate in December, 1994, have, together with other cost reductions and control practices, improved the Company's cash and working capital resources.

     INDUSTRY OVERVIEW

          Rigid disk drives are the predominant data storage device used in computers. Disk drives include one or more rigid disks onto and from which data are recorded and retrieved by recording heads positioned by an actuator to fly within micro-inches of one or both sides of each disk. A recording head (or "slider") attached to a flexure or suspension arm comprises a head gimbal assembly ("HGA"). Multiple HGAs, assembled together with other components, comprise a head stack assembly ("HSA"). Although some drive manufacturers assemble HSAs from HGAs purchased from head manufacturers, the Company has experienced increased demand for disk head products in the HSA configuration.

          Disk drive manufacturers develop a variety of different drive programs to meet different design, performance and cost requirements. Magnetic recording head suppliers, such as the Company, work with drive manufacturers to determine the performance characteristics required for the heads to be used in a new drive design and develop customized heads and HSAs for each drive program. Head suppliers seek to have their heads "designed-in" for a particular drive program and to become qualified as a primary supplier for the new drive. Achieving such a "design-in" position is usually a significant competitive advantage relative to suppliers who are not initially qualified on the new drive program.

          The development and commencement of production of disk head products for a new drive program involves major expenditures for product design, production engineering and capital equipment. Often, certain production processes must also be adjusted to accommodate the unique specifications of the new design. While the Company has been successful in achieving design-in status on some disk drive programs during fiscal 1994, it has experienced production yield, quality and manufacturing difficulties on some disk head products which have adversely affected its ability to obtain the desired production ramp levels on a timely basis. These difficulties also led to unfavorable financial conditions, including significant operating losses and limitations on cash and working capital resources.
     The Company has taken a number of steps to improve yields, reduce costs and strengthen its cash and working capital resources. However, the disk head industry is intensely competitive and if these production problems and the related financial conditions, including operating losses and limitations on capital resources, continue or reoccur, the Company's ability to successfully achieve design-in positions on future, new disk head products and its ability, once having achieved design-in status on such products, to execute on production programs could be adversely affected. Accordingly, there are no assurances that the Company will be able to continue these design-in successes. Further, its financial difficulties, limited resources and aggressive cash management/cost reduction activities may limit or delay the Company's ability to direct sufficient technical, research and other resources, on a timely basis, to new products or new generations of existing products in response to customer demands.

     TECHNOLOGY

          Magnetic recording heads are electromechanical devices that record ("write") data onto and retrieve ("read") data from the magnetic layers of digital data storage media, either disk or tape. The principal elements of an inductive magnetic recording head are a magnetic core, which is interrupted by a non-magnetic gap, and an electrically conducting coil wrapped or deposited in turns around the core. To write data, a current is passed through the coil, thereby inducing a magnetic field in the core. Since the core is interrupted by a non-magnetic gap, the magnetic field must "fringe" out from the gap, and in doing so, it magnetizes a segment of the media. Reversing the direction of the current reverses the polarity of the next magnetized segment of the media, thus allowing data to be encoded as a pattern of reversing polarities. To read data, the previously encoded media is passed by the head and the reversing magnetic polarities induce reversing magnetic fields in the core. These reversing magnetic fields in the core generate correspondingly reversing currents in the coil which are sensed and decoded by the drive circuitry.

          Disk drive storage capacity and performance are largely determined by the magnetic properties and interface of the recording head and disk. The number of coil turns and magnetic materials of the recording head are each optimized to achieve required performance. The number of coil turns and coil pitch characteristics (including the geometry of the coils and the distance between the coils) are selected to provide appropriate writing and maximum read-back signal levels. Higher densities require that the head fly both closer to the disk and at more uniform flying heights across the disk. This is influenced by the size and mass of the head and its hydrodynamic characteristics.

          Generally, rigid disk drives use either ferrite or thin-film heads. Historically, ferrite disk heads have represented more cost-effective design alternatives for rigid disk drives than thin-film disk heads. However, as demand for high performance, small form factor rigid disk drives has grown, there has been a corresponding increase in demand for disk heads that provide higher areal densities and data transfer rates. This technology and market shift has resulted in disk head specifications that increasingly require higher performance thin-film heads. For certain disk drive applications, technology advances and improvements relating to MIG and double MIG disk head designs and production processes have occasionally allowed, and may, in the future allow ferrite disk heads to serve as a design alternative to thin-film disk heads, with competitive or enhanced price-performance characteristics. However, due to the increasing supply of competitively priced thin-film disk heads and the tendency of many major disk drive customers to select thin-film products rather than ferrite disk heads, the Company continues to expect that on an overall basis, demand for these devices will continue to decline.

          Ferrite disk heads incorporate either conventional ferrite technology or ferrite-MIG technology. Conventional devices are constructed with a material which is limited to relatively low levels of magnetic field strength and attempts to produce stronger magnetic fields limit disk head performance at higher areal densities. MIG construction overcomes this limitation and allows the device to produce much stronger magnetic fields without saturation, thus permitting operation at much higher areal densities.

          Thin-film head technology offers several performance advantages over ferrite technology, primarily higher areal densities, improved signal-to-noise ratios and higher data transfer rates. Thin-film heads are produced with processes adapted from semiconductor manufacturing operations in which thin-films of magnetic, conductive and insulating materials are deposited on a non-magnetic substrate to form the magnetic core and the electrical coils of the head. This process permits a greater degree of precision and repeatability, greater miniaturization and lower mass than can be achieved with ferrite production methods in which the electrical coil is usually hand-wound on a machined ferrite core.

          The Company believes that MR disk heads represent the next important magnetic recording head technology. In contrast to an inductive disk head, which is designed to "read" and "write" data using a simple inductive element, an MR disk head uses an inductive element to "write" data onto the media and a separate MR element to "read" data from the media. The MR read element incorporates a magnetoresistor whose electrical resistance changes in the presence of a magnetic field. As the encoded media is passed by the read element, the disk drive circuitry senses and decodes the changes in electrical resistance caused by the reversing magnetic polarities. The greater sensitivity of MR read elements provides higher signal output per unit of recording track width on the media surface. As a result, MR disk heads have certain design and performance advantages over inductive heads, particularly in high performance small form factor disk drive applications. In addition, MR disk heads can read data from a rotating disk independent of the speed of rotation, thus allowing these devices to read data more reliably from small form factor disk media in which linear velocities are inherently lower. MR disk heads also allow for optimization of read and write gaps independently. This cannot be accomplished with inductive heads which incorporate a single gap for both read and write functions.

     PRODUCTS

          THIN-FILM AND MR DISK HEADS. The Company currently produces thin-film HGAs and HSAs in nanoslider and microslider form factors. During fiscal 1994, the Company became qualified and began to make volume production shipments on a number of new disk drive programs, some of which require nanoslider thin-film products. The Company's thin-film microslider and nanoslider products are produced in volume for 3.5-inch disk drives to achieve areal densities of up to approximately 300 megabits of data per square inch. The nanoslider disk drive programs for which the Company has become and is seeking to become qualified are primarily for high capacity, low profile 3.5-inch disk drives for use in workstations and next generation personal computers, and for 2.5-inch and smaller form factor drives for use in notebook products.

          Development and commercialization of MR disk heads continued to be a major focus for the Company in fiscal 1994. During fiscal year 1994, the Company continued to ship prototype and qualification samples of MR disk head products to selected customers for drive applications with recording densities of up to 650 megabits per square inch.

          The Company has also made important progress in the design and production of new, advanced thin-film disk heads including higher efficiency products which increase the output signal for a given number of coil turns. Advances have also been made in the Company's efforts to develop and offer thin-film and MR disk heads with fully etched air bearing ("FEAB") or other negative air pressure bearing surfaces. The implementation of these designs and processes improves production yields and enhances the hydrodynamic characteristics of the disk heads, allowing the head to fly at lower, more uniform heights, thus contributing to higher areal densities.

          FERRITE DISK HEADS. The Company offers primarily ferrite-MIG HGAs and HSAs in microslider and minislider form factors. The use of ferrite heads in high performance disk drives presents technological challenges.
     However, advances in MIG technology resulted in situations in which certain ferrite disk heads are more competitive, for certain drive applications, than thin-film products. While certain ferrite disk head designs may still be utilized in selective disk drive programs thus providing a limited market for the Company's ferrite disk head products, on a case-by-case basis, the Company believes that overall demand for ferrite disk heads continues to decline. Further, because the Company's thin-film disk head production is vertically integrated, the Company believes that obtaining sales of thin-film products generally represents more attractive opportunities for revenue growth and profit improvement than ferrite disk head business.

          TAPE HEADS. During fiscal 1994, through its Tape Head business unit, the Company supplied various metal-core tape heads for both conventional one-half inch open reel and QIC tape drives and IBM-compatible 18-track MR heads for one-half inch cartridge tape drives and was involved in the development and production of MR tape heads for QIC tape drives. The Company's sales of tape heads for the year ended September 30, 1994, represented 6.8% of consolidated net sales. The Company sold this business unit to Seagate on December 10, 1994. However, pursuant to certain ongoing contractual arrangements, it will continue to sell to Seagate various tape-related goods and services.

     CUSTOMERS AND MARKETING

          The Company's customers include, among others, Conner, Maxtor, Quantum and IBM. The Company's top four customers accounted for 86% of the Company's net sales in the year ended September 30, 1994. Conner, Maxtor, Quantum and IBM represented approximately 53%, 13%, 10% and 10%, respectively, of net sales during the year ended September 30, 1994. During fiscal 1993, Conner, Maxtor, Quantum and IBM represented approximately 21%, 28%, 18% and 17%, respectively, of net sales.

          Due to the small number of disk drive manufacturers and computer system companies requiring independent sources of supply for magnetic recording heads, the Company's customer base is likely to remain concentrated. In addition, the customer base may become more concentrated when, as and if disk drive manufacturers that do not have their own internal capabilities for designing and producing disk heads adopt and implement further vertical integration strategies. See "Competition". While the Company believes that industry conditions and economic factors will continue to create an environment in which drive manufacturers will require, as their primary source of supply, independent suppliers of magnetic recording heads and in which vertically integrated disk drive and systems companies will require alternative or "secondary" sources of supply, the further consolidation or integration of one or more of the Company's major customers with other disk drive or disk head firms could have an adverse effect on the Company's business.

          Maxtor has recently announced continuing operating losses and significant actions to reorganize and consolidate its operations. If these or other similar developments restrict or limit the development of major, new disk drive programs for which the Company anticipates supplying disk heads or prevent this customer from completing existing, major disk drive programs for which the Company supplies disk heads, such matters could have an adverse affect on the Company's business.

          The Company believes that the most effective means of marketing and selling magnetic recording disk heads is by establishing close customer relationships at the engineering level, which permits technical collaboration and may result in the Company's heads being designed-in for particular drives. Through its product planning and marketing efforts, the Company seeks to identify those high performance disk drive programs that it believes will achieve high volume and concentrates its engineering resources on these programs.

          The Company's magnetic recording disk heads are sold in the United States and foreign countries by its direct sales personnel and through its subsidiaries in Singapore, Malaysia and Ireland. Some of the Company's United States sales activities are conducted through independent sales representatives. Historically, the Company sold its products in Japan through its Japanese subsidiary. As of December 1992, in accordance with a License and Technology Development Agreement ("HML Agreement") between it and Hitachi Metals, Ltd. ("HML"), the Company granted certain exclusive marketing rights in Japan to HML and retained rights to market products to only one Japanese manufacturer.

          The Company has been successful in achieving some design-in positions with certain customers on certain disk drive programs. However, in the past, the Company has experienced difficulties in consistently achieving design-in positions. Further, in some cases its products have not achieved the technical, performance or pricing objectives required by the customers. In fiscal 1994, having achieved design-in positions on certain programs, the Company experienced significant production yield and quality problems which led to significant operating losses and, in some cases, the Company was not able to deliver production volumes in accordance with the delivery schedules to which it had initially agreed. Accordingly, there can be no assurance that the Company will successfully obtain design-in positions on a sufficient number of the new disk drive programs that it is currently pursuing or that it expects to pursue, or that, after having achieved this position on any given customer program, it will not experience difficulties in obtaining desired levels of production volumes on a timely basis. The failure to secure and satisfactorily perform against orders for volume shipments of thin-film disk heads could result in customer cancellations, reschedules and diversion of certain orders to the Company's competitors. To the extent any significant orders for the Company's thin-film disk heads are canceled, rescheduled or diverted, such actions could have an adverse effect on the Company's operations.


     RESEARCH AND DEVELOPMENT

          The Company commits substantial resources to research and development in order to meet its customers' continuing demands for higher performance disk heads for successive disk drive product families. The Company has augmented its research and development programs with the financial and technical resources of certain strategic partners. In addition to the HML Agreement, the Company has pursued joint product development agreements with certain major disk drive manufacturers for MR disk head development. Under the HML and other agreements, the Company recognized as income $14.1 million and $15.1 million in fiscal years 1994 and 1993. The development effort under two of the agreements with the disk drive companies was completed or substantially completed by the end of fiscal 1994, development efforts are continuing under one agreement and have been suspended under another agreement.

          Research and development expenses totaled $38.8 million in fiscal 1994, before giving effect to $14.1 million in development funding that was recognized as cost offsets. Research and development expenses in fiscal 1993 totaled $32.6 million, before giving effect to $15.1 million in development funding that was recognized as cost offsets.

          Research and development activities relate to creating technological advances required for new product development and the advancement of production processes required in new product production (e.g. development of smaller form factor products, advanced coil structures, constant flying height technologies and the development of MR technology). In addition, development activities focus on conceptual formulation, design and testing of new product alternatives and construction of prototypes. Substantially all research and development activities relating to disk head products are performed at the Company's Goleta, California operations. A dedicated group of engineering and technical personnel has focused on product design and process development for the Company's MR disk head products. In addition, the Company also has engineering and technical staff dedicated to various production operations to provide manufacturing process and integration support for nanoslider products.

          While demand for nanoslider thin-film disk heads was strong during fiscal 1994, during this year the Company experienced production yield, quality and manufacturing difficulties. As a result, on some programs it was not able to ramp production volumes to desired levels in order to satisfy scheduled deliveries. These conditions, in turn, resulted in loss of revenues and operating losses during fiscal 1994. While the Company has taken, and is taking, a number of actions to improve the efficiency, quality and timeliness of the process by which its new and emerging products and product designs transition from the development stage into volume production, there are no assurances that this process may be adversely affected by similar problems or difficulties that might arise with respect to other new products or technologies that the Company may pursue in the future.

          The Company's technology development is primarily devoted to commercialization of MR disk head technology. The Company has been developing MR technology since 1979. The Company expended $33.6 million in MR disk head development in fiscal year 1994, and expects to expend approximately an additional $53.0 million through the end of fiscal 1995. The expenditures in 1993 and 1994 were partially offset by payments received under the HML Agreement and the joint product technology development agreements with four disk drive manufacturers described above.

          The Company does not currently have any ongoing technology development agreements which provide for it to receive any significant payments during fiscal 1995, for research and development efforts relating to MR products or other new or advanced technology disk head products. While it may continue to consider and pursue opportunities relating to such arrangements, it believes that its existing cash resources and expected operating results will provide sufficient financial resources, on an independent basis, to fund its ongoing MR research and development activities in a manner consistent with its current operating plans.

          Under the HML Agreement, the Company has granted to HML an exclusive, non-transferable license to use the Company's technology to manufacture in Japan thin-film, MR and certain ferrite disk head products, HSAs, HGAs and components (the "Licensed Products") and a nonexclusive license to have Licensed Products made by HML subsidiaries and affiliates worldwide. Additionally, the Company has granted HML and its subsidiaries and affiliates certain exclusive rights to market and sell Licensed Products to disk drive and head manufacturers in Japan and has retained exclusive marketing rights to Licensed Products and improvements to Licensed Products in the rest of the world. HML has paid the Company $35 million, net of $1.0 million in Japanese withholding taxes, for joint development, and related licenses, for thin-film and MR disk head technology. In addition to this funding, HML is contributing engineering personnel, technology and know-how to the joint development program.


     MANUFACTURING

          The Company's thin-film and ferrite heads have different "front-end" or slider fabrication processes but similar "back-end" suspension assembly processes.


          FRONT END FABRICATION

          THIN-FILM. Thin-film heads are manufactured using a semiconductor-like fabrication process in which the coil and other critical structures of the magnetic sensor are created utilizing photolithography, vacuum deposition, wet chemical etching and precision electroplating technologies. The Company's fabrication process uses both three-inch and six-inch round non-magnetic ceramic wafers made of alumina titanium carbide. Six-inch wafers can produce 4.5 times more microsliders than three-inch wafers and six times more nanosliders than three-inch wafers. Volume production of six-inch wafers commenced in September 1992 and by September 1994 constituted over 80% of the Company's thin-film slider production. During the second quarter of fiscal 1994, the Company completed construction of a six-inch wafer fabrication facility for the volume production of MR heads.

          In fiscal 1995, the Company will discontinue producing wafers for its thin-film and MR disk head products from its older, 3 inch lines and all wafers for thin-film and MR disk heads will be produced from 6 inch lines. This action is expected to improve production efficiencies and reduce costs.

          The Company fabricates all of its wafers at its Goleta, California facilities. The wafer moves through a sequence of processes employing photolithography, electroplating and sputtering techniques to deposit and form the magnetic elements of several thousand heads in thin-film layers on the surface of the wafer. The magnetic elements are made by depositing as many as twenty-one layers of various materials including gold, copper, and alloys of nickel and iron, using photo masking and selective etching techniques. Finished wafers are then tested, at the Goleta facilities, and sliced into "rows". These "rows" are then mounted on bars that serve as holding fixtures and then shipped to the Company's Malaysian facilities for further processing as a result of which approximately 1,000 or 1,800 sliders can be produced from three-inch wafers and 4,500 or 8,400 sliders from six-inch wafers, depending on whether microsliders or nanosliders are being manufactured. Each slider is ground and lapped to small tolerances in order to achieve the electromagnetic capabilities and hydrodynamic characteristics specified for the completed head.

          The production yield, quality and manufacturing difficulties experienced by the Company during fiscal 1994 included problems relating to its ability to produce wafers for thin-film disk heads with acceptable production yields from the Company's six-inch line. The Company has implemented additional manufacturing and process control procedures and other steps which resulted in improved yields in its wafer fabrication activities, including the six-inch line, during the last quarter of fiscal 1994, and continuing into the first quarter of 1995. While the Company will continue to monitor these control procedures and implement new or supplemental manufacturing and control procedures to sustain wafer yields at acceptable levels, there can be no assurances that its efforts to maintain production yields at acceptable levels will not be adversely affected by similar or other difficulties that may arise with respect to new products, new product designs or changes in manufacturing processes which would result in lower than acceptable production yields. To the extent, if any, the Company's ability to execute customer orders is adversely affected by lower than acceptable production yields or other difficulties, the Company's ability to generate sufficient cash flows from operations to meet its operating and capital expenditure requirements consistent with management's intentions to return the Company to profitability by the end of fiscal 1995 could be adversely affected.

          The Company expects that demand for thin-film disk head products will continue to increase. The Company's ability to achieve desired increases in production output levels from its six inch wafer fabrication line in order to respond to increased market demands in its thin-film products is, to a large extent, dependent on its ability to fund capital expenditures needed to improve and refine certain processes and process equipment. If, because of restrictions on cash and other capital resources, the Company is unable to obtain the required funds in sufficient amounts and at required times, its future revenues could be adversely affected.

          The Company believes that demand for disk heads with FEAB or other negative air pressure bearing surfaces, which enhance the hydrodynamic characteristics of the disk heads, will increase and that it has made important progress in its efforts to develop processes relating to these designs and in implementing these designs in a number of its thin-film disk head programs. The Company is also converting some of its conventional processes and equipment so as to increase its capabilities in this area. However, circumstances may arise in which the demand for disk head products with these features may exceed, on a temporary basis, the Company's manufacturing capacity.

          FERRITE. Ferrite disk heads consist of a polycrystalline or single crystal ferrite core bonded to a slider body. The slider body is manufactured from ferrite (monolithic) or non-magnetic ceramic (composite) materials and is processed through several high precision grinding and lapping operations. The Company purchases its requirements of both monolithic and composite ferrite sliders from outside vendors. These sliders are delivered to facilities in Korea, Malaysia or China where the coils are wound with fine copper wire using either manual or automatic processes. Procurement of sliders from established vendors allows the Company to avoid making capital expenditures for ferrite slider production capacity.

     BACK-END ASSEMBLY

          Sliders are attached to a stainless steel suspension, forming an HGA. The Company performs assembly and testing of thin-film and ferrite HGAs at its facilities in Ireland, Korea and Malaysia. Assembly and testing operations were also conducted, previously, at the Company's Singapore facility until those operations were consolidated with the Malaysian facility in the latter half of fiscal 1994. The Company has undertaken substantial capital expenditures for the mechanization of its HGA production processes, which has resulted in increased productivity, reduced critical device tolerances and improved quality. In addition to increasing manufacturing output, these improvements have resulted in more uniform performance by the Company's HGAs, which the Company believes provides it with a competitive advantage. The Company manufactures a substantial portion of its stainless steel suspension requirements at a manufacturing facility in Korea. The Company has been assembling complex ferrite HSAs since the mid-1970s.

     FOREIGN OPERATIONS

          With the exception of its wafer fabrication operations, and certain slider fabrication operations, which are located in Goleta, California, the Company conducts substantially all of its production, assembly and test operations at its facilities in Korea and Malaysia. Since July, 1994, following the consolidation, into its Malaysian facility, of certain assembly and test operations formerly done at the Singapore business unit, the Company's Singapore subsidiary has been engaged in customer service and support operations relating to several disk drive customers who conduct operations in that country.

          The Company has contractual relationships with unaffiliated parties who provide manufacturing and assembly operations on a contract-labor basis for the Company in Korea and in the People's Republic of China ("PRC").
     The PRC operations are monitored by an office maintained by the Company in Hong Kong. During fiscal 1995, the Company expects to terminate these contractual arrangements and close the Hong Kong office as it consolidates these operations at other facilities. The Company supports its European markets primarily from its facility in Dublin, Ireland.

          The Company's operations in Korea have, from time to time in recent years, been affected by labor disruptions and slow-downs. In addition to risks of labor disruptions, civil unrest and political instability, the Company's foreign operations subject it to risks associated with obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, trade restrictions and changes in tariff and freight rates. Further, language barriers and distances between the Company's domestic and foreign operations occasionally contribute to logistic and communication difficulties in manufacturing and production activities.

          The Company has consolidated much of its manufacturing and assembly operations at its facility in Penang, Malaysia which, at September 30, 1994, employed approximately 3,200 persons. Because the number of employees in this region is increasing and because employers currently located in this region are expanding their operations, there may, from time to time, be situations in which there are shortages of labor resources having the desired skills and experience for the Company's operations at its Malaysian facility. These developments could adversely affect shipment levels or result in higher labor costs.

     SOURCES OF SUPPLY

          The Company relies on Sumitomo, Ltd. as its principal supplier of substrates which are used to produce wafers for the Company's thin-film and MR disk heads and on multiple independent suppliers for photoresist, wire and other materials used in the manufacture of thin-film disk heads and ferrite sliders. Although the Company has not experienced significant limitations on the availability of these materials, shortages could occur in the future. These developments could disrupt the Company's production volume and have an adverse effect on the Company.


     BACKLOG

          The Company receives purchase orders from its customers, or in some cases master purchase agreements, which express the customer's intentions to purchase, at stated unit prices, certain quantities of products during a specified period. Although the customers are not obligated under these agreements to purchase the total quantities, the purchase of a smaller quantity may result in an increased unit price for the number purchased. Further, some orders are subject to rescheduling provisions which permit increases or decreases in volume of shipments during a specified period.
     In addition, at times of supply shortages, the Company believes it is a common practice for disk drive manufacturers to place orders in excess of actual requirements. The Company has experienced cancellation and rescheduling of orders, reductions in quantities and repricing as customer requirements change.

          The contractual arrangements between the Company and most of its customers permit the Company to assert claims for cancellation costs and expenses in these circumstances. However, the resolution of these claims is often a lengthy and extensively negotiated process, resulting in a compromise arrangement in which, among other things, the Company and the customer may agree that the claim amount to be paid is reduced or that the Company will continue to deliver and the customer will accept all or part of the canceled order over an extended period of time at reduced unit prices. The significant order cancellations and reschedules which occurred in September, 1993, resulted, generally, in compromise arrangements of this nature.

          In previous years, particularly those in which the disk drive industry was undergoing overcapacity and intense price competition conditions, certain of the Company's customers have delayed shipment dates and requested extended payment terms and price concessions. It is possible that these circumstances could reoccur in future periods as a result of which the Company's revenues and profitability could be adversely affected. Further, as a result of the foregoing factors, the Company's backlog may not be indicative of product shipments in any future period.

     The Company's backlog of unfilled orders for thin-film or ferrite disk heads and tape heads as of September 30, 1994 and September 30, 1993 is set forth below. Orders in backlog with specified delivery dates are, generally, for delivery within six months. The Company's backlog is subject to substantial fluctuations depending on the timing of orders, shipments and release dates with respect to the Company's principal customers. Further, in December, 1994, the Company completed the sale of its Tape Head operations to Seagate and following the divestiture, its production and sale of tape related goods and services will be limited to that required in order for it to comply with certain continuing contractual obligations between it and the buyer. See Item 1, "Business - General".


                          Orders With          Orders With
                      Specified Delivery     Delivery Dates
September 30, 1994           Date           To Be Determined        Total
- - ------------------    ------------------    ----------------    --------------
                        (in thousands)       (in thousands)     (in thousands)

Thin-film disk
head products                   $34,703             $11,461          $46,164
Ferrite disk
head products                     9,923                  18            9,941
Tape head
products                          8,611                  65            8,676
                                -------             -------          -------
                                $53,237             $11,544          $64,781
                                =======             =======          =======

September 30, 1993
- - ------------------

Thin-film disk
head products                   $25,764             $ 6,608          $32,372
Ferrite disk
head products                    37,059               1,934           38,993
Tape head
products                          4,225               1,536            5,761
                                -------             -------          -------
                                $67,048             $10,078          $77,126
                                =======             =======          =======


     COMPETITION

          The Company competes with other independent recording head suppliers, two major disk drive companies and some systems companies that produce magnetic recording heads used in their own products. In the case of thin-film heads, some systems companies who manufacture disk drives internally, such as IBM, Fujitsu and NEC (each with significantly greater financial, technical and marketing resources than the Company), are vertically integrated and produce thin-film heads for their own use. Quantum and Seagate, both of which are major independent disk drive manufacturers, and IBM occasionally make their thin-film disk head products available on the market to competing drive manufacturers.

          In fiscal 1994, Quantum Corporation, a major disk drive manufacturer, acquired from Digital Equipment that firm's controlling interest in Rocky Mountain Magnetics, a joint venture with Storage Technology and Digital's
     thin-film disk head operations.   Rocky Mountain Magnetics is primarily
     engaged in the development, production and sale of MR disk heads. Relative to Applied Magnetics, these companies have greater financial and operational resources and may have closer and faster access to disk drive technology development, thus allowing them a competitive advantage over the Company.

          However, the Company believes that disk drive customers and systems companies that are not vertically integrated continue to represent significant opportunities for sales of the Company's disk head products for competitive and other reasons. Moreover, the Company believes that certain vertically integrated companies will continue to rely on independent suppliers of disk head products, for competitive and other reasons, as alternative sources of supply or in some cases as primary sources of supply for discrete disk head solutions.

          The Company believes that Read-Rite Corporation has had substantially greater sales of thin-film disk head products than the Company and is presently its primary competitor among independent thin-film disk head manufacturers. Read-Rite has formed a joint venture with Sumitomo Metal Industries, Ltd. to manufacture and distribute thin-film heads to Japanese customers. In addition, in fiscal 1994, Read-Rite acquired Sunward Technologies, Inc., a manufacturer of ferrite disk head products. While this acquisition will allow Read-Rite to compete with the Company in both product offerings, the same price-performance considerations related to offering ferrite, as compared to thin-film disk head products, for different disk drive applications, that have applied to the Company are likely to affect this competitor and may contribute to greater stability in product pricing decisions. See "Item 1. Business, Technology".

          Komag, a large independent supplier of disk media, Asahi Glass, a large diversified Japanese industrial concern, and Hewlett Packard Company have recently announced the formation of Headway Technologies, Inc., a joint venture to develop, produce and market MR disk heads.

          The principal competitive factors in the markets the Company addresses are price, product performance and quality, product availability, responsiveness to customers and technological sophistication. The Company believes that it competes favorably with respect to these factors, but there is no assurance that it will continue to be able to do so. The financial difficulties experienced by the Company during fiscal 1994 and the limitations on its scientific, technical, cash and working capital resources have required the Company to impose greater focus and management controls on research and development projects and, in certain cases, to delay, postpone or curtail certain advanced technology research and development efforts. However, the Company believes that it has continued to make satisfactory progress and achievements in program-specific development efforts involving both thin-film and MR disk head products. Additional or more severe financial conditions, operating losses and restrictions on capital resources could have an adverse effect on the Company's research and development activities in these areas. The Company currently experiences limited competition from domestic U.S. independent head manufacturers in ferrite disk heads but believes that its primary competitors, TDK and its SAE subsidiary, each have revenues from ferrite disk heads comparable to those of the Company.

          In previous years, the Company believes that its ability to offer both thin-film and ferrite disk head technologies has allowed its customers to select the desired price-performance characteristics for specific drive programs and, therefore, provided the Company a competitive advantage over those competitors with narrower product lines. However, as the turmoil and uncertainty in the industry increased in the latter part of 1993, combined with significant price erosion in thin-film disk heads, these products currently represent attractive price-performance alternatives to ferrite disk heads. As a consequence, the Company anticipates that, while there may continue to be situations in which ferrite disk heads provide a more attractive solution for particular disk drive applications, given relevant price-performance considerations, the competitive benefits of being able to offer both ferrite and thin-film disk products will be outweighed by price, performance, quality, time-to-market and other considerations involving thin-film disk heads.

          The disk head industry is intensely competitive and largely dependent on sales to a limited number of disk drive manufacturers and systems companies. The Company's ability to obtain new orders depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and timely deliver products that meet customer specifications at competitive prices. The market for the Company's disk head products could be adversely affected if one or more disk drive manufacturers were to vertically integrate by acquiring disk head manufacturing capability. In addition, the disk drive industry is highly cyclical. Disk drive manufacturers may quickly lose market share as a result of the technological innovations of their competitors or various other factors. A reduction in orders from, or loss of a customer, which could occur as a result of these or a wide variety of other reasons, could have a material adverse effect on the Company's operations and financial condition, including collection of accounts receivable and realization of inventories relating to that customer.

     RECENT DEVELOPMENTS

          As a result of its deteriorating financial condition, operating losses and declining revenues during fiscal 1994 and continuing into 1995, the Company took a number of actions intended to assure the Company's survivability, to maximize shareholder value and to set the Company on a course leading to a return to profitability. In June, 1994, the Company announced that it had retained Lehman Brothers, Inc. as financial advisors to assist in exploring strategic alliances and other opportunities to maximize shareholder value. In August, 1994, the Company announced that it had retained Grisanti, Galef & Goldress, Inc. ("GG&G") a consulting firm with considerable crisis management and turnaround experience, to assist the Company in its efforts to conserve and generate cash and working capital, reduce costs, stem operating losses and return to profitability. Further, Mr. Craig D. Crisman, a partner in GG&G, was appointed as President and Chief Executive Officer and as a member of the Board of Directors.

          Substantial changes in the Company's executive management team have been implemented and significant reductions in the Company's employment force have taken place. In November, 1994, the Company announced and on December 10, 1994, it completed, the sale of its Tape Head business unit to Seagate for $21.5 million cash, of which the Company has received $14.0 million. Of the remaining funds, $1.0 million is held in escrow as a standard hold-back, for one year, to indemnify the buyer for any claims relating to the representations and warranties provided by the Company in connection with the divestiture. Another $6.5 million is held in escrow pending the completion by the Company of certain performance milestones, most of which are scheduled for completion within twelve (12) months following the sale of this business unit, under the Company's agreements to provide certain tape-related goods and services to the buyer following the sale.

     The Company believes that all or substantially all the funds being held in escrow will eventually be distributed to it. However, if for any reason claims are made by, and resolved in favor of, the buyer to the extent that all or a significant portion of the escrowed funds are not distributed to the Company, this could have an adverse impact on the Company's liquidity.

          In November, 1994, the Company also announced that it had entered into a commitment letter with The CIT Group/Business Credit, Inc. ("CIT") for an asset-based credit facility of up to $35.0 million. The closing of the transaction, which is subject to preparation and execution of definitive loan documentation and certain other closing conditions, is expected to occur in early January, 1995.

          In November, 1994, the Company also announced that it entered into an agreement to dismiss a securities class action suit brought against it and several present and former officers in U.S. District Court for the Central District of California. No findings or admissions of liability on the part of the Company or the named defendants have been made and the Company will not have to make any cash payments to resolve the suit. Moreover, while the Company believes the allegations in the suit are totally without merit, it will not have to undergo protracted and expensive litigation to defend the case and will, instead, be able to focus its resources, skills and energies towards operational goals and objectives. The agreement is subject to the terms of a definitive written agreement which is to be submitted to the court for preliminary approval. See Item 3, "Legal Proceedings".

          The Company has also implemented consolidations of manufacturing operations at several domestic and foreign facilities which have resulted in cost reductions and the sale or expected sale of excess properties and assets. Moreover, the Company has implemented aggressive cash management practices and operating plans for fiscal 1995, that are being closely managed.

          On the basis of these actions and other, continuing management actions that are being taken to reduce costs, limit and control capital expenditures, achieve operational objectives, resolve yield problems and production difficulties and manage cash and working capital resources, the Company's objective is to return to profitability by the end of fiscal 1995, provided there are no significant external adverse developments including, but not limited to, market conditions similar to those experienced in fiscal 1993, major consolidation of customers or competitors, significant and unanticipated technological developments or other considerations.

     INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

          The Company regards elements of its manufacturing process, product design, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has been issued a number of United States patents and has multiple patent applications pending. There is no assurance that patents will issue with respect to such applications or that any patents issued to the Company will protect the Company's competitive position. The Company believes its competitive position is more dependent on the technological know-how and creative skills of its personnel.

          In addition, the Company and IBM hold cross licenses with respect to certain patents held by each of them. Such cross licenses do not include any patents filed by IBM after January 1, 1991. The Company is currently in negotiation with IBM regarding extensions of existing licenses. Further, under an agreement with Hutchinson Technology, Inc., the Company and Hutchinson hold cross licenses with respect to certain patents held by each of them concerning suspension assemblies to make, use and sell such products. The Company's purpose of entering into the Hutchinson Agreement was to avoid possible future infringements, thereby reducing the prospects for disputes and litigation. See "Sources of Supply".

          In connection with the sale of its Tape Head business unit to Seagate in December, 1994, the Company and Seagate entered into a broad cross license with respect to certain patents held by each of them.

          The Company believes that its success depends on the innovative skills and technological competence of its employees and upon proper protection of its intellectual properties. Despite the Company's protective measures, however, competitors or customers could obtain information that the Company regards as proprietary.

          The Company has from time to time been notified of claims that it may be infringing patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents which it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the patented invention.

     EMPLOYEES

          As of September 30, 1994, the Company had approximately 5,500 employees of whom approximately 800 are located in California, approximately 4,600 are located in Asia and approximately 100 are located in Ireland. The Company believes that its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. The Company's employees located in Korea are represented by a labor union, and the Company's Korean operations have, from time to time in recent years, been affected by labor disruptions and slow downs.


     ENVIRONMENTAL REGULATIONS AND WATER SUPPLY RESTRICTIONS

          The Company uses certain hazardous chemicals in its manufacturing process and is subject to a variety of environmental and land use regulations related to the use, storage discharge and disposal of such chemicals and the conduct of its manufacturing operations. The state of California recently enacted legislation generally referred to as "permit by rule." This legislation requires permits for any treatment or transportation of materials considered hazardous wastes. Although the Company believes it will receive the necessary permits prior to the time required by this legislation, there is no assurance that such permits will be issued in a timely manner or at all. A failure by the Company to comply with present or future regulations, or to obtain all permits as required under such regulations, could subject it to liability or result in production suspension or delay. In addition, environmental and land use regulations could restrict the Company's ability to expand its present production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges. The Company, which is subject to water use restrictions, uses a significant amount of water in its manufacturing process. Although to date the Company has been able to obtain sufficient water supplies without significantly increased costs, stricter water use restrictions may be mandated and additional expenditures for water reclamation and conservation may be required. The Company has been identified as a potentially responsible party at a hazardous waste facility operated by the Omega Chemical Corporation in Whittier, California. Based on Company records of shipments to this site and preliminary estimates of cleanup costs, it appears that any exposure to the Company will not be material.

     SEASONALITY

          Generally, the Company's revenues for the first quarter (October 1-December 31) of its fiscal year tend to be lower than the last quarter of the preceding fiscal year and may be lower than those of one or more succeeding quarters. To some extent this is due to inventory and production planning and scheduling requirements imposed by some customers during the last quarter of the calendar year. This is also due to the holidays which occur during the period and related temporary plant close-downs at some of the Company's manufacturing locations during these holidays. There are occasional exceptions to this general condition. For example, during the course of a calendar year, market conditions may rapidly shift from oversupply to cutback conditions during the first half of the year to an increase in demand for products during the latter half.

          The disk drive industry is cyclical and has been characterized by periods of intense product demand requiring high production levels followed by periods of oversupply, order cancellations, pricing pressure and reduced production levels. During periods of high demand, the Company has expanded production facilities but at times has been unable to expand facilities and hire and train production personnel rapidly enough to meet the demand for its products. Conversely, in periods of lower demand, the Company has had excess production capacity and has experienced margin declines.


     WORKING CAPITAL

          The manufacture of recording heads, particularly thin-film and MR disk heads, is capital intensive. In fiscal 1994, revenues fell below 1993 volumes, and the Company experienced manufacturing difficulties and production yield problems. These factors combined to reduce the Company's cash balance from $49.4 million at September 30, 1993, to $20.8 million at September 30, 1994. In addition, as a result of significant operating losses and capital expenditures during fiscal 1994, at September 30, 1994, the Company had a negative working capital of $36.4 million as compared to a positive working capital of $33.9 million at September 30, 1993.

          As a result, the Company's ability to make major capital investments in equipment, tooling and facilities to support improvements and investments in its thin-film disk head products and technology has been constrained. The Company has, however, successfully managed its working capital to make selected capital expenditures during this period. In response to these developments, in the fourth quarter of fiscal 1994, the Company implemented cost and cash expenditure controls that included staff reductions and aggressive cash management practices.

          The Company has also negotiated accelerated payment terms with some of its key customers and is exploring other financing alternatives, including new loan and credit facilities, extensions or renewals of existing facilities, lease financing opportunities and other cash and working capital sources.

          During fiscal 1994, the Company experienced a net use of cash in the amount of $12.9 million for operating activities which included the receipt of $15.9 million of joint development funding received under the HML Agreement and the Development Agreements, and decreases in accounts receivable and inventory of $19.1 million and $10.9 million, respectively. During fiscal 1994, net cash from financing activities was $9.0 million, primarily from utilization of the Company's unsecured credit facility with a Malaysian bank. During this period, the Company made capital expenditures of $31.5 million, primarily related to increasing thin-film disk head production capacity and development of MR disk head technology. Additionally, the Company entered into $12.0 million of operating leases with terms of three (3) years.

          At September 30, 1994, total debt, including notes payable, was $67.2 million, an increase of $10.0 million from the balance outstanding at September 30, 1993. The Company had fully drawn down its unsecured Malaysian credit facility to $46.1 million, which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations. The Company also had outstanding $10.0 million under a revolving credit facility with a commercial bank. The credit facility provides for up to $10.0 million in aggregate commitments, is supported by a letter of credit issued for the account of HML, subject to reimbursement by the Company and the interest rate under this credit facility was 5.4% for the year ended September 30, 1994. This credit facility was amended to extend the maturity to March 15, 1995. All other terms of the facility remain unchanged.

          The Company also had outstanding a $10.0 million note with Conner, pursuant to a Note Purchase Agreement, which is secured by accounts receivable arising from sales to Conner and by certain capital equipment. The underlying loan, which matures December 31, 1994, is convertible, at Conner's election at any time, into shares of the Company's Common Stock at a conversion price of $10.25 per share. On December 21, 1994, in connection with the contemplated credit agreement between the Company and CIT, described above in "Recent Developments", the Company and Conner entered into an agreement to extend the maturity date of the Note Purchase Agreement to the earlier of January 10, 1995, or the closing date of the CIT credit agreement.

          In 1995, the Company plans approximately $49.0 million in capital expenditures relating primarily to its thin-film and MR disk head production capacity and development of related technologies. During the next twelve months, the Company believes that additional sources of capital will be required in order to fund the planned production ramp-up of thin-film and MR disk heads and to maintain planned levels of research and development and capital expenditure levels required for these disk head technologies. The Company has implemented an operating and cash management plan, the objective of which is to provide sufficient cash flows from operations to meet its operating and capital expenditure requirements consistent with management's intentions to return the Company to profitability by the end of fiscal 1995. Management believes that it will be able to reduce its funding requirements for planned but not committed capital expenditures required to develop and achieve volume production of certain disk head products if market demand for those products does not materialize or declines. However, if the Company is unable to increase sales and maintain production yields at acceptable levels in order to permit it to execute customer orders for the new drive programs in a manner consistent with management's intentions to return to profitability by the end of fiscal 1995, there could be a significant adverse impact on liquidity, which would require the Company to obtain additional capital from external sources. There are no assurances that such sources of capital will be available or that the terms associated with external funding sources will be satisfactory to the Company. If the Company is unable to obtain sufficient capital it would need to curtail its capital, research and development and working capital expenditures which would adversely affect the Company's future years' operations and competitive position.

          The Company's accounts receivable and inventory balances are heavily concentrated with a small number of customers. Sales to Conner, Maxtor, Quantum and IBM accounted for 53%, 13%, 10% and 10%, respectively, of the Company's sales in 1994. If any large customer of the Company became unable to pay its debts to the Company, liquidity would be adversely affected. Further, while management has not been informed of any facts or circumstances suggesting that the Malaysian bank intends, during fiscal 1995 to cease making the Malaysian Credit Facility available, should the bank decide, for any reason, to make all or any significant portion unavailable in fiscal 1995, the Company would need to pursue alternative financing sources. Moreover, the Company has reached informal agreements and understandings with some of its customers to make payments on accelerated terms. Generally, these arrangements may be canceled at any time and the customers could revert to payments in accordance with usual and customary terms. Should one or more of these customers determine that all or a significant portion of the Company's trade accounts which are currently being paid on accelerated terms should revert to standard terms, there could be a significant impact on liquidity unless the Company has been able to obtain additional or supplementary sources of capital. However, this liquidity risk may be partially ameliorated by the credit available under the contemplated CIT Credit Facility under which available loan proceeds could, generally, increase as the Company's trade accounts receivable increase. See "Recent Developments".

          The Company operates in a number of foreign countries. Purchases of certain raw materials and certain labor costs are paid for in foreign currencies, as well as repayments of a portion of the Company's Malaysian debt denominated in ringgitts. Raw material purchases in yen are selectively hedged. The Malaysian debt maturities are also hedged. The Company effects these hedges primarily with forward contracts in order to reduce the effects of currency rate fluctuations on its results of operations. However, such fluctuations can have a significant effect on reported cash balances. The effect of foreign currency exchange rate changes was a $1.2 million increase in fiscal 1994, and a $1.0 million decrease in fiscal 1993 in cash and equivalents held in foreign currency.


     ITEM 2.  PROPERTIES

          The Company's continuing manufacturing operations are located in California, Malaysia, Korea and Ireland. These manufacturing facilities comprise over 900,000 square feet, substantially all of which are owned by the Company. The Company is offering for sale certain of its facilities in Korea comprising approximately 93,000 square feet. In addition, one separate facility is owned by the Company in connection with a subsidiary which had been previously divested. This facility is currently leased to the acquirors of the subsidiary.

          The Company does not believe it will be required to acquire or lease significant additional facilities at least through fiscal 1995. Moreover, the Company anticipates that it will, during fiscal 1995, undergo some further consolidation of certain of its manufacturing facilities.

          The following table sets forth information concerning the principal manufacturing and sales facilities of the Company and other properties owned by the Company. Except as noted below with respect to certain facilities that are no longer required and are being offered for sale, the Company considers the utilization and productive capacity of these facilities adequate and suitable for its business as it is presently being conducted. During fiscal 1994, the Company sold its facilities in Golden Valley, Minnesota and Monument, Colorado, comprising approximately 81,000 and 17,000 square feet, respectively. In the first quarter of fiscal 1995, the sale of an approximate 6,000 square feet facility owned by the Company's Singapore subsidiary was completed and, in connection with the sale of its Tape Head business unit to Seagate, the Company transferred ownership of its 30,000 square feet facility in Santa Maria, California.


                                 Approximate       Expiration of
                                 Floor Area         Original or
                                  (Sq. Ft.)     Option Term of Lease
                               ---------------  --------------------

     Goleta (Santa Barbara)
      California                      217,000       Owned

     San Jose, California               1,265       Month-to-Month

     Dassel, (Minneapolis)
      Minnesota                        20,000       Owned /(1)/

     Penang, Malaysia                 208,000       Owned

     Republic of Singapore              6,000       July, 1997

     Chuncheon and
      Chung Ju, Korea                 451,761       Owned /(2)/

     Seoul, Korea                      31,385       December, 1996

     Dublin, Ireland                   40,000       Owned

[FN]
     /(1)/ This facility is leased by the Company to the acquiror of a subsidiary which was previously sold by the Company.

     /(2)/ One of the facilities at Chung Ju, comprising approximately 93,000 square feet is being offered for sale or lease.



     ITEM 3.  LEGAL PROCEEDINGS

          On November 18, 1994, the Company announced that it had entered into an agreement to dismiss the 1993 securities class action suit brought against the Company and certain present and former Company officers in U.S. District Court for the Central District of California. Settlement of the suit is subject to the terms of a definitive agreement which is expected to be submitted to the court for preliminary approval during December, 1994. The settlement is ultimately subject to final court approval after notice to the class members of the terms. Under the terms of this settlement, the Company will not be required to make any cash payments but will contribute shares of its common stock having an aggregate value of $1.25 million. The stock, along with $2.75 million from the Company's insurance carrier, will be distributed, after court approval, to a class consisting of all persons who purchased the Company's common stock during the period of October 22, 1992, through October 1, 1993.

  The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above.

                                    PART II
                                    -------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

                                     NONE

ITEMS 5.  through 8.

  The information called for by Part II of Form 10-K (Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters; Item 6 - Selected Financial Data; Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 8 - Financial Statements and Supplementary Data) is set forth on page 10, and pages 5 through 14, in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, and such information is incorporated herein by this reference. There were no cash dividends paid by the Company during the fiscal years 1994 or 1993.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

                                      None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

  The following table sets forth information as to the name, age, and office(s) held by each director and executive officer of the Company as of December 29, 1994:

Name                    Age  Office Held
- - ----------------------  ---  -------------------------
Harold R. Frank         70   Chairman of the Board

Dr. R.C. Mercure, Jr.   63   Director

Herbert M. Dwight, Jr.  64   Director

Craig D. Crisman        53   Director, President and
                             Chief Executive Officer,
                             Chief Financial Officer

Raymond P. Le Blanc     49   Vice President, Secretary
                             and General Counsel

Peter T. Altavilla      41   Corporate Controller

John Ross               49   General Manager, Wafer
                             Fabrication Business Unit

  Harold R. Frank has been Chairman of the Board of the Company for more than five years. Mr. Frank also serves as a member of the boards of directors of Circon Corporation, La Cumbre Savings Bank and Key Technology, Inc.

  Dr. R.C. Mercure, Jr. became director of the Company in October 1982. He serves as Professor and Director, Engineering Management Program, University of Colorado at Boulder. Dr. Mercure previously served as Vice President, Colorado Venture Management, Inc., a management consulting firm, and is a director of Imex Medical Systems.

  Herbert M. Dwight, Jr. became a director of the Company in August 1989. He has been President of Optical Coating Laboratory, Inc., a manufacturer of precision optical thin-film products and components, since August 1991. Previously, Mr. Dwight was a founder, President, Chairman and Chief Executive Officer of Spectra-Physics, Inc., a manufacturer of laser products and scientific instruments. Mr. Dwight is also a director of Applied Materials, Inc., Laserscope, Inc. and Trans Ocean, Ltd., a sea container leasing corporation.

  Mr. Crisman is a partner in the firm of Grisanti, Galef & Goldress, Inc. ("GG&G") which firm was engaged by the Company on August 1, 1994, to provide crisis management and turnaround services to the Company. He was appointed Chief Executive Officer on August 1, 1994, and, subsequently, assumed the additional duties of President and Chief Financial Officer. During the five years preceding his appointment as Chief Executive Officer and as a Director of the Company, Mr. Crisman, acting as a partner in GG&G, has been engaged, as a crisis management consultant, in business turnaround assignments involving a number of different enterprises in various industry segments.

  Raymond P. Le Blanc has served as Vice President since September 1985 and as Secretary and General Counsel since 1982. He joined the Company in February 1974.

          Peter T. Altavilla has been employed by the Company for approximately seven (7) years. He served as Assistant Controller until August 11, 1994, when he was elected to his present position.

          John Ross became employed by the Company on June 1, 1993. Prior to this date he had served as Director, Wafer Fab Operations, at Read-Rite, Inc., a competitor, since March, 1991. Before joining Read-Rite, Mr. Ross served as Vice-President, Operations, at Tegal Corporation, a company that makes and sells semiconductor manufacturing equipment.

          Certain information with respect to the Company's directors required by Part III of Form 10-K, Item 10, will be set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the Company's fiscal year ended September 30, 1994, and such information is incorporated herein by this reference.


     ITEMS 11. - 13.

          The information called for by Part III of Form 10-K (Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relation-ships and Related Transactions) will be set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the Company's fiscal year ended September 30, 1994, and such information is incorporated herein by this reference.


                                    PART IV
                                    -------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ---------------------------------------------------
               ON FORM 8-K
               -----------

     I.   FINANCIAL STATEMENTS

          (1) The financial statements listed below are set forth in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, and are incorporated herein by this reference.

                                                             Annual Report
                                                                Page No.
                                                             -------------

     Consolidated Statements of Operations for                   11
      the Years Ended September 30, 1994, 1993
      and 1992

     Consolidated Balance Sheets,                                12
      September 30, 1994 and 1993

     Consolidated Statements of Cash Flows                       13
      for the years ended September 30, 1994,
      1993, and 1992

     Consolidated Statements of Shareholders'                    14
      Investment for the Years Ended September 30,
      1994, 1993 and 1992

     Notes to Consolidated Financial Statements                  15-25

     Report of Independent Public Accountants                    26

          (2) Supplemental financial statement schedules required to be filed as a part of this report:

                                                              Form 10-K
                                                               Page No.
                                                              ----------

     Supplemental Note to Consolidated                           38
      Financial Statements, September 30, 1994

     Schedules for the years ended                               39-43
      September 30, 1994, 1993 and 1992



     II.   AMOUNTS RECEIVABLE FROM RELATED PARTIES               39
           AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
           OTHER THAN RELATED PARTIES

     V.    PROPERTY, PLANT AND EQUIPMENT                         40

     VI.   ACCUMULATED DEPRECIATION AND                          41
           AMORTIZATION

     VIII. VALUATION AND QUALIFYING ACCOUNTS                     42

     IX.   SHORT-TERM BORROWINGS                                 43

     Notes to Supplemental Financial Statement                   44-45
      Schedules

     Report of Independent Public Accountants on                 46
     Schedules and Supplemental Note to
      Consolidated Financial Statements

          Schedules other than those listed above are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto incorporated by reference in this report.

          Individual financial statements of the Company are omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are totally held and long-term debt (excluding debt guaranteed by the Company) of certain consolidated subsidiaries is, in the aggregate, not significant.

          (3)  Exhibits:

     Exhibit
     Number                      Description
     ------                      -----------

      3 Certificate of Incorporation and Bylaws (1) Amended and Restated Bylaws (2) Amendment to Bylaws dated June 14, 1989 (3) Certificate of Incorporation (as amended) (4)

      4 Instruments defining the rights of securities holders including indentures Rights Agreement, dated as of October 19, 1988, between Applied Magnetics Corporation and First Interstate Bank of California, as Rights Agent (2)

      9   Voting trust agreement. None

     10   (a) Applied Magnetics Corporation 1982 Long-Term Incentive Plan (5)

          (b) Applied Magnetics Corporation Nonstatutory Stock Option Plan (6)

          (c) Applied Magnetics Corporation 1986 Long-Term Incentive Plan (6)

          (d) Applied Magnetics Corporation 1988 Stock Option Plan (7)

          (e) Applied Magnetics Corporation 1989 Long-Term Incentive Plan (8)

          (f) Loan Agreement dated February 13, 1992 between Applied Magnetics Corporation and Union Bank, N.A., as amended (9)

          (g) License and Technology Development Agreement dated as of September 25, 1992, between Applied Magnetics Corporation and Hitachi Metals, Ltd. (9)

          (h) Letter Agreement dated October 30, 1992 between Applied Magnetics Corporation and Dr.Richard D. Balanson (9)

          (i) Applied Magnetics Corporation 1992 Stock Option Plan (9)

          (j) Note Purchase Agreement dated as of December 2, 1992 between Applied Magnetics Corporation and Conner Peripherals, Inc. (9)

          (k) Letter Agreement dated as of December 22, 1992 between Applied Magnetics Corporation and The Prudential Insurance Company of America (9)

          (l) Purchase Agreement between the Company and Delta Bravo, Inc. for the purchase of capital stock of Magnetic Data, Inc., a Delaware corporation and Brumko Magnetics Corp., a Nebraska Corporation
              (10)

          (m) Retention Agreement dated November 3, 1993, between the Company and Kathryn E. Gehrke (11)

          (n) Cross License and Joint Research and Development Agreement effective as of November 5, 1993, between the Company and Hutchinson Technology Incorporated (11)

          (o) Applied Magnetics Corporation 1994 Employee Stock Option Plan (12)

          (p) Applied Magnetics Corporation 1994 Nonemployee Directors' Stock
              (12) Option Plan

          (q) Letter Agreement dated February 8, 1994 between the Company and O.M. Fundingsland, formerly Executive Vice President of the Company (12)

          (r) Letter Agreement dated January 12, 1994 between the Company and Louis W. Rayer, formerly Vice President of the Company (12)

          (s) Retention Agreement dated January 2, 1994, between the Company and Raymond P. Le Blanc, Vice President, Secretary and General Counsel of the Company (12)

          (t) Letter Agreement dated as of November 14, 1994, between the Company and the CIT Group/Business Credit, Inc.

          (u) Stock Purchase Agreement by and among the Company, Seagate Technology, Inc. and Applied Tape Technology, Inc.

          (v) Letter Agreement dated September 12, 1994, between the Company and William R. Anderson

          (w) Letter Agreement dated June 21, 1994, between the Company and Dr. Richard D. Balanson

          (x) Letter Agreement dated September 12, 1994, between the Company and Kathryn E. Gehrke

          (y) Letter Agreement dated August 1, 1994, between the Company and Grisanti, Galef & Goldress, Inc.

     11       Statement re computation of per share earnings.

     12       Statement re computation of ratios. None.

     13       Annual Report to Shareholders.

     18       Letter re change in accounting principles. None.

     20   (a)  Press release (dated September 30, 1993) announcing expected operating loss for the Company's fourth quarter of fiscal 1993 and a restructuring charge of approximately $50 million. (17)

          (b) Press release (dated October 22, 1993) announcing Company's intent to vigorously defend several lawsuits filed in the U.S. District Court, Central District of California, accusing the Company and certain executive officers of violating federal securities laws. (14)

          (c) Press release (dated January 19, 1994) announcing the Company's unaudited first quarter results for fiscal 1994.

          (d) Press release (dated January 27, 1994) announcing the Company's strategic alliance with Storage Technology, Inc. for the manufacturing and development of technology for thin-film tape heads.

          (e) Press release (dated February 3, 1994) announcing the addition of Mr. Nic Pignati (General Manager of final assembly) and George Shaw (General Manager of Malaysian operations) to the senior management team.

          (f) Press release (dated April 4, 1994) announcing the consolidation of the Company's southeast Asian operations transferring the manufacturing operations of Applied Magnetics Singapore to Applied Magnetics Malaysia and second quarter operating losses.

          (g) Press release (dated April 20, 1994) announcing the Company's unaudited second quarter results.

          (h) Press release (dated May 17, 1994) announcing the Company's receipt of ISO 9002 certification of all foreign plants

          (i) Press release (dated June 7, 1994) announcing lower than expected results for third quarter of fiscal 1994

          (j) Press release (dated June 17, 1994) announcing the Company's retention of Lehman Brothers, Inc. for assistance in securing strategic alliances, a reduction in the work force and the resignation of Dr. Richard D. Balanson.

          (k) Press release (dated July 20, 1994) announcing the unaudited third quarter results of fiscal 1994.

          (l) Press release (dated August 2, 1994) announcing the retention of Grisanti, Galef & Goldress ("GG&G") as a consulting firm to assist the Company in affecting a turnaround strategy and the appointment of Craig D. Crisman as President, Chief Executive Officer and a Director.

          (m) Press release (dated August 17, 1994) announcing another reduction in employment.

          (n) Press release (dated September 12, 1994) announcing the resignation of William R. Anderson as President and Chief Operating Officer.

          (o) Press release (dated November 1, 1994) announcing the Company's unaudited fiscal year 1994 results.

          (p) Press release (dated November 8, 1994) announcing the Company's intentions to sell the Tape Division operation in Santa Maria to Seagate Technology, Inc.

          (q) Press release (dated November 15, 1994) announcing the Commitment Letter between the Company and The CIT Group/Business Credit, Inc. ("CIT") for an asset-based credit facility of up to $35 million.

          (r) Press release (dated November 18, 1994) announcing the settlement and agreement of dismissal of a 1993 securities class action suit brought against the Company and several present and former officers in the U.S. District Court for the Central District of California.

          (s) Press release (dated December 12, 1994) announcing the completion of the sale of the Tape Division to Seagate Technology, Inc.

     21    Subsidiaries of the registrant.

     22 Published report regarding matters submitted to vote of security holders. None.

     23 Consent of experts and counsel. Consent of Arthur Andersen LLP dated December 27, 1994.

     24    Power of Attorney. None

     27    Financial Data Schedules.

     28 Information from reports furnished to state insurance regulatory authorities. None

     29    Additional Exhibits.  None

     (1) Filed as exhibits to the Company's Registration Statement on Form S-3 (Registration No. 33-13653) filed on April 21, 1987, and incorporated herein by reference.

     (2) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 19, 1988, and incorporated herein reference

     (3) Filed as an exhibit to the Company's Annual Report on Form 10-K dated December 21, 1989, and incorporated herein by reference

     (4) Filed as an exhibit to the Corporation's Quarterly Report on Form 10-Q dated May 4, 1989 and incorporated herein by reference

     (5) Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on January 27, 1983, and incorporated herein by reference.

     (6) Filed as an exhibit to the Company's definitive Pro%y Statement filed pursuant to Regulation 14A on December 23, 1985, and incorporated herein by reference.

     (7) Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on January 7, 1988, and incorporated herein by reference.

     (8) Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on December 30, 1988 and incorporated herein by reference.

     (9) Filed as an exhibit to the Company's Annual Report on Form 10-K dated December 22, 1992, as amended by Form 8, filed February 12, 1993 and incorporated herein by reference.

     (10) Filed as an Exhibit to the Company's Report on Form 10-Q dated May 14, 1993 and incorporated herein by reference.

     (11) Filed as an Exhibit to the Company's current Report on Form 8-K dated December 2, 1993 and incorporated herein by reference.

     (12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q dated March 31, 1994, and incorporated herein by reference.

          (b) Reports on Form 8-K. The Company filed a report on Form 8-K during the quarter ended September 30, 1994, reporting, under Item 5 of such Form, the retention of Grisanti, Galef & Goldress, Inc. as consultants to provide crisis management and turnaround services. The Company also filed current reports on Form 8-K during the quarter ended December 31, 1994, reporting, under Item 5 of such Form, (a) the Company's settlement of a 1993 securities class action suit filed in the U.S. District Court for the Central District of California against the Company and certain executive officers under the federal securities laws, (b) the Company's intentions to sell its Tape Head operations to Seagate Technology, Inc. and (c) a commitment letter between the Company and The CIT Group/Business Credit, Inc. for an asset-based credit facility of up to $35 million.

     (13) Filed as an exhibit to the Company's Annual Report on Form 10-K dated December 28, 1991 and incorporated herein by reference.

     (14) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 28, 1992 and incorporated herein by reference.

     (15) Filed as an Exhibit to the Company's Current Report on Form 8-K dated September 30, 1992 and incorporated herein by reference.

     SIGNATURES

     Pursuant to the requirements of Section 13(d) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     APPLIED MAGNETICS CORPORATION



     By:  ____________________________           Date:  December 29, 1994
          Craig D. Crisman
          President, Chief Executive Officer and
          Chief Financial Officer
          (Principal Financial Officer)



     By:  ____________________________           Date:  December 29, 1994
          Peter T. Altavilla
          Corporate Controller
          (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates Indicated.


     /s/
     _______________________________________    December 29, 1994
     Harold R. Frank, Chairman of the Board

     /s/
     _______________________________________    December 29, 1994
     R.C. Mercure, Jr., Director

     /s/
     _______________________________________    December 29, 1994
     Herbert M. Dwight, Jr., Director

     /s/
     _______________________________________    December 29, 1994
     Craig D. Crisman, Director, President
          and Chief Executive Officer

                                                          Supplemental Note to
                                                          Consolidated Financial
                                                          Statements

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1994

11. INVENTORIES

The components of inventory were as follows (in thousands):


                           September 30
                         ----------------
                           1994     1993
                         -------  -------

Purchased parts and
  manufactured supplies  $ 9,970  $13,810
Work in process           17,436   23,541
Finished goods             4,114    5,075
                         -------  -------
                         $31,520  $42,426
                         =======  =======

                                                                     SCHEDULE II
                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                   PARTIES AND UNDERWRITERS, PROMOTERS, AND
                     EMPLOYEES OTHER THAN RELATED PARTIES
             For the Years Ended September 30, 1994, 1993 and 1992
                                (in thousands)


                                                                                  Balance
                                        Balance at                                at End
                                        Beginning                                 of
Name of Debtor                          of Period     Additions     Deductions    Period (E)
- - ------------------------------------    ---------     ---------     ----------    ----------
Year Ended September 30, 1992
Richard D. Balanson, President
and Chief Operations Officer              $  --         $ 250          $  --         $ 250
                                          =====         =====          =====         =====

Year Ended September 30, 1993
Richard D. Balanson, President
and Chief Operations Officer              $ 250         $ 250          $ 125         $ 375
                                          =====         =====          =====         =====

Year Ended September 30, 1994
Richard D. Balanson, President
and Chief Operations Officer              $ 375         $  --          $ 375         $  --

Kathryn E. Gehrke, Vice President,
Chief Financial Officer and
Treasurer                                    --           150            150            --
                                          -----         -----          -----         -----
                                          $ 375         $ 150          $ 525         $  --
                                          =====         =====          =====         =====



The accompanying Notes to Supplemental Financial Statement Schedules are an integral part of this schedule.

                                                                      SCHEDULE V

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
             For the Years Ended September 30, 1994, 1993 and 1992
                                (in thousands)


                                                                                                          Balance
                               Balance at                                        Translation              at End
                                Beginning   Additions   Retirement   Transfers   Adjustment     Other        of
Classification (A)              of Period    at cost     or Sales       (G)          (B)       (F) (H)     Period
- - ------------------             ----------   ---------   ----------   ---------   -----------   --------   --------

Year Ended September 30, 1992
  Land                         $  6,183       $   --     $     --     $     --      $   4      $   (894)  $  5,293
  Buildings                      73,952          565         (533)      (3,416)       161        (3,140)    67,589
  Manufacturing equipment       151,608        7,815      (21,398)       9,697        457       (22,036)   126,143
  Other equipment and
    leasehold improvements       33,913          881       (6,771)       1,279         35        (5,363)    23,974
  Construction in process        13,329       20,550          (21)     (12,230)       (61)       (2,359)    19,208
                               --------       ------     --------     --------      -----      --------   --------
    Total                      $278,985      $29,811     $(28,723)    $ (4,670)     $ 596      $(33,792)  $242,207
                               ========      =======     ========     ========      =====      ========   ========


Year Ended September 30, 1993
  Land                         $  5,293       $    --     $(1,192)    $      1      $  --      $     --   $  4,102
  Buildings                      67,589         1,520      (2,694)       3,382         --            10     69,807
  Manufacturing equipment       126,143        17,177      (7,446)      20,731         --        (9,088)   147,517
  Other equipment and
    leasehold improvements       23,974         3,302        (980)       3,045         --          (651)    28,690
  Construction in process        19,208        34,653        (258)     (27,159)        --        (5,128)    21,316
                               --------       -------    --------     --------      -----      --------   --------
    Total                      $242,207       $56,652    $(12,570)    $     --      $  --      $(14,857)  $271,432
                               ========       =======    ========     ========      =====      ========   ========


Year Ended September 30, 1994
  Land                         $  4,102       $    --   $    (110)    $     --      $  --      $     --   $  3,992
  Buildings                      69,807           616         (38)       7,360         --            --     77,745
  Manufacturing equipment       147,517         7,145      (4,702)      15,468         --        (2,360)   163,068
  Other equipment and
    leasehold improvements       28,690         1,607      (2,228)       3,032         --          (358)    30,743
  Construction in process        21,316        22,084         (51)     (29,489)        --           (46)    13,814
                               --------       -------    --------     --------      -----      --------   --------
    Total                      $271,432       $31,452    $ (7,129)    $ (3,629)     $  --      $ (2,764)  $289,362
                               ========       =======    ========     ========      =====      ========   ========

The accompanying Notes to Supplemental Financial Statement Schedules are an integral part of this schedule.

                            APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION                  SCHEDULE VI
                            For the Years Ended September 30, 1994, 1993 and 1992
                                                (in thousands)

                                           Additions                                                    Balance
                               Balance at  Charged to                            Translation            at End
                               Beginning   Costs and      Retirement  Transfers  Adjustment   Other     of
Classification (A)             of Period   Expenses  (C)  or Sales       (G)         (B)      (F) (H)   Period
- - ------------------             ----------  -------------  ----------  ---------  -----------  --------  --------
Year Ended September 30, 1992
  Buildings                     $ 16,505      $ 3,112      $   (186)   $  (809)      $ 53     $   (891) $ 17,784
  Manufacturing equipment         77,992       20,328       (13,245)        31        396      (15,015)   70,487
  Other equipment and
   leasehold improvements         20,509        4,968        (4,880)       (31)        34       (2,404)   18,196
                                --------      -------      --------    -------       ----     --------  --------
  Total                         $115,006      $28,408      $(18,311)   $  (809)      $483     $(18,310) $106,467
                                ========      =======      ========    =======       ====     ========  ========

Year Ended September 30, 1993
  Buildings                     $ 17,784      $ 3,126      $ (1,109)   $  (143)      $ --     $  1,648  $ 21,306
  Manufacturing equipment         70,487       21,980        (5,081)       790         --       20,681   108,857
  Other equipment and
   leasehold improvements         18,196        3,837        (1,218)      (647)        --        1,693    21,861
                                --------      -------      --------    -------       ----     --------  --------
  Total                         $106,467      $28,943      $ (7,408)   $    --       $ --     $ 24,022  $152,024
                                ========      =======      ========    =======       ====     ========  ========

Year Ended September 30, 1994
  Buildings                     $ 21,306      $ 3,891      $    (18)   $(1,492)      $ --     $     12  $ 23,699
  Manufacturing equipment        108,857       15,011        (3,315)       (50)        --       (1,712)  118,791
  Other equipment and
   leasehold improvements         21,861        3,869        (2,034)       173         --       (1,313)   22,556
                                --------      -------      --------    -------       ----     --------  --------
  Total                         $152,024 $     22,771 $      (5,367)   $(1,369)      $ --     $ (3,013) $165,046
                                ========      =======      ========    =======       ====     ========  ========

The accompanying Notes to Supplemental Financial Statement Schedules are an integral part of this schedule.

                                      41

                                                                   SCHEDULE VIII
                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended September 30, 1994, 1993 and 1992
                                (in thousands)


                                                          ADDITIONS           DEDUCTIONS
                                                  -------------------------   ----------
                                                                                                                   Balance
                                     Balance at   Charged                     Accounts     Translation             at End
                                     Beginning    to costs and                Written      Adjustment    Other     of
Classification                       of Period    expenses       Recoveries   Off             (B)         (F)      Period
- - ----------------------------------   ----------   ------------   ----------   ----------   -----------   -----     --------
Year Ended September 30, 1992
Allowance for doubtful collection:
   Accounts Receivable                $  1,872      $    889       $ 230      $   (338)       $ (9)      $ (686)   $  1,958
   Notes Receivable                         --         2,559          --            --          --           --       2,559
                                      --------      --------       -----      --------        ----       ------    --------
        Total                         $  1,872      $  3,448       $ 230      $   (338)       $ (9)      $ (686)   $  4,517
                                      ========      ========       =====      ========        ====       ======    ========

Year Ended September 30, 1993
Allowance for doubtful collection:
   Accounts Receivable                $  1,958      $    550       $ 739      $     (5)       $ --       $   --    $  3,242
   Notes Receivable                      2,559        12,009          --        (3,261)         --           --      11,307
                                      --------      --------       -----      --------        ----       ------    --------
        Total                         $  4,517      $ 12,559       $ 739      $ (3,266)       $ --       $   --    $ 14,549
                                      ========      ========       =====      ========        ====       ======    ========

Year Ended September 30, 1994
Allowance for doubtful collection:
   Accounts Receivable                $  3,242      $    100       $ 315      $    (28)       $ --       $   --    $  3,629
   Notes Receivable                     11,307         1,878          --            --          --           --      13,185
                                      --------      --------       -----      --------        ----       ------    --------
        Total                         $ 14,549      $  1,978       $ 315      $    (28)       $ --       $   --    $ 16,814
                                      ========      ========       =====      ========        ====       ======    ========

The accompanying Notes to Supplemental Financial Statement Schedules are an integral part of this schedule.

                                                                     SCHEDULE IX

                   APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                          SCHEDULE IX - SHORT-TERM BORROWINGS
                     For the Years Ended September 30, 1994, 1993 and 1992
                                 (dollars in thousands)

Category of                      Weighted       Maximum Amount    Average Amount    Weighted Average
Aggregate         Balance at     Average        Outstanding       Outstanding       Interest Rate
Short-Term        End of         Interest       During the        During the        During the
Borrowings        Period         Rate           Period            Period            Period (D)
- - -------------     ----------     --------       --------------    --------------    ----------------
Notes Payable
1992                $38,111        7.6%             $38,275           $35,371             7.5%
1993                $35,198        6.8%             $40,953           $36,300             8.2%
1994                $46,062        4.9%             $46,062           $42,744             5.6%

The accompanying Notes to Supplemental Financial Statement Schedules are an integral part of this schedule.

                                              Notes to Supplemental
                                              Financial Statement
                                              Schedules

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
              NOTES TO SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                               SEPTEMBER 30, 1994


     (A) Reference is made to Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994, with respect to accounting policies for property, plant and equipment.

     (B) Represents translation adjustments made in accordance with Statement of Financial Accounting Standards No. 52. See Note 1 of Notes to Consolidated Financial Statements.

     (C) Additions charged to costs and expenses do not include amortization of two facilities included in Other Assets of $.2 million in fiscal 1994 and $.3 million in each of the fiscal years 1993 and 1992, accretion of the discount on a long-term note of $.7 million in fiscal 1994 and $.6 million in fiscal 1993, and amortization of manufacturing processes of $.1 million in fiscal 1992.

     (D) Represents actual interest expense on short-term borrowings divided by the average monthly amount of short-term borrowings outstanding during the period.

     (E) Represents loans issued to Company Officers, which are interest free and will be forgiven in equal annual installments, provided their employment is not terminated. The loan to Dr. Balanson was issued on March 2, 1992 and subsequently amended on October 21, 1992. He terminated on July 31, 1994, and the principal balance of the loan was subsequently paid. The loan to Ms. Gehrke was issued on November 3, 1994 and pursuant to the termination agreement dated September 12, 1994, was forgiven.

     (F) In June, 1992 the Company developed plans to divest its non-core businesses. See Note 8 of the Notes to Consolidated Financial Statements. As a result, Supplemental Financial Statement Schedules V, VI and VIII reflect activities of discontinued operations only through June 30, 1992.

     (G) Net transfers for the year ended September 30, 1992 represent the transfer to Other Assets of the net book value of two facilities distributed to the Company in the form of a dividend in connection with the sale of the Nortronics subsidiary. Net transfers for the year ended September 30, 1994, represent the transfer of the net book value of one building included in the sale of the Optical Products Division, and transfer of the net book value to Other Assets of a vacant building in Korea held for sale.

     (H) Other for the year ended September 30, 1992, represents activities of discontinued operations only through June 30, 1992. Other for the year ended September 30, 1993, represents write-down of equipment to estimated net realizable value as a result of various factors, including the unexpectedly rapid market transition from ferrite to thin-film and from thin-film microslider to the nanoslider form factor. See Note 6 of Notes of Consolidated Financial Statements. Other for the year ended September 30, 1993, and September 30, 1994, also includes reclassification of balances from cost to accumulated depreciation as a result of reconciliation of the fixed asset data base to the general ledger balances.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES AND
             SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

     To Applied Magnetics Corporation:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Applied Magnetics Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 22, 1994.

          Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees other than Related Parties; Schedule V - Property, Plant and Equipment; Schedule VI - Accumulated Depreciation and Amortization; Schedule VIII - Valuation and Qualifying Accounts; and Schedule IX - Short-Term Borrowings and the related Notes and the Supplemental Note to Consolidated Financial Statements are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic consolidated financial statements. These schedules and supplemental note have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                    ARTHUR ANDERSEN LLP


     Los Angeles, California
     December 22, 1994