Form 10-Q
period 1994-12-31
APPLIED MAGNETICS CORP
filed 1995-02-14
CIK 6948

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            _______________________

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended December 31, 1994

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

                                  (No Change)

- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                            -    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 22,198,123 $.10 par value common stock as of February 10, 1995.

PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1.  Financial Statements
         --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

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

                                                         For the three months
                                                         ended December 31,
                                                     -------------------------
                                                          1994         1993
                                                     -----------   -----------
Net sales                                            $    55,373   $    71,244
Cost of sales                                             54,846        67,497
                                                      ----------    ----------
  Gross profit                                               527         3,747
                                                      ----------    ----------

Research and development expenses, net                     7,782         4,104
Selling, general and administrative expenses               3,516         5,290
                                                      ----------    ----------

Total operating expenses                                  11,298         9,394
                                                      ----------    ----------

Loss from operations                                     (10,771)       (5,647)

Interest income                                              271           284
Interest expense                                            (994)         (996)
Other income (expense), net                                   (4)          318
                                                      ----------    ----------

Loss before taxes                                        (11,498)       (6,041)
Provision for income taxes                                   216           204
                                                      ----------    ----------

Net loss                                             $   (11,714)  $    (6,245)
                                                      ==========   ===========

Net loss per share:                                       ($0.53)       ($0.28)
                                                      ==========   ===========

Weighted average common and dilutive equivalent
  shares outstanding:                                 22,074,285    22,079,035
                                                      ==========   ===========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets - Unaudited
                (In  thousands except share and par value data)

                    ASSETS

                                                   December 31,    September 30,
                                                  -------------    -------------
                                                       1994             1994
                                                  -------------    -------------
Current Assets:
  Cash and equivalents                            $    29,061     $    20,761
  Accounts receivable, net                             17,516          18,720
  Inventories                                          23,520          31,520
  Prepaid expenses and other                            6,314           6,879
                                                  -----------     -----------
                                                       76,411          77,880
                                                  -----------     -----------
Property, plant and equipment, at cost                266,042         289,362
Less-accumulated depreciation                        (150,979)       (165,046)
                                                  -----------     -----------
                                                      115,063         124,316
                                                  -----------     -----------

Notes receivable, net                                   8,390           8,557
Other assets                                            9,541           9,803
                                                  -----------     -----------
                                                  $   209,405     $   220,556
                                                  ===========     ===========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt              $    20,596      $    20,412
  Bank notes payable                                  46,483           46,062
  Accounts payable                                    19,462           22,332
  Accrued payroll and benefits                         7,535            9,406
  Other current liabilities                           20,599           16,111
                                                 -----------      -----------
                                                     114,675          114,323
                                                 -----------      -----------
Long-term debt, net                                      531              677
                                                 -----------      -----------
Other liabilities                                      7,164            7,123
                                                 -----------      -----------

Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding      -               -
  Common stock, $.10 par value, authorized
    40,000,000 shares, issued 22,194,650 as
    of December 31, 1994, and 22,161,460 as of
    September 30, 1994                                 2,219            2,216
  Paid-in capital                                    178,552          178,481
  Retained deficit                                   (92,493)         (80,779)
                                                 -----------      -----------
                                                      88,278           99,918

  Treasury stock, at cost (96,603 shares as of
    December 31, 1994, and 92,509 as of
    September 30, 1994)                                 (830)            (812)
  Unearned restricted stock compensation                (413)            (673)
                                                 -----------      -----------
                                                      87,035           98,433
                                                 -----------      -----------
                                                 $   209,405      $   220,556
                                                 ===========      ===========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows - Unaudited
                                (In thousands)

                                                                                For the three months ended
                                                                                       December 31,
                                                                              ------------------------------
                                                                                    1994            1993
                                                                              --------------    ------------
Cash Flows from Operating Activities:
  Net loss                                                                     $   (11,714)     $    (6,245)
  Adjustments to derive cash flows:
    Depreciation and amortization                                                    6,544            5,229
    Provision for receivable allowances and related costs                               50              100
    Amortization of unearned restricted stock
      compensation                                                                     244               75
    Other assets                                                                       186              (64)
    Other liabilities                                                                   41              139
    Other, net                                                                         (14)           2,050
    Working capital changes affecting
      cash flows from operations:
        Accounts receivable                                                         (1,952)             474
        Other receivables                                                                -           (2,196)
        Inventories                                                                  5,435            4,608
        Prepaid expenses and other                                                     395             (339)
        Accounts payable                                                            (1,905)             747
        Accrued payroll and benefits                                                (1,645)          (3,628)
        Other current liabilities                                                     (778)          (1,117)
                                                                                -----------      -----------
    Net cash flows used in operating activities                                     (5,113)            (167)
                                                                                -----------      -----------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                                        (6,274)         (14,336)
  Proceeds from sale of businesses and real estate                                  18,858               -
  Notes receivable                                                                     470              464
                                                                                -----------      -----------
    Net cash flows provided by (used in) investing activities                       13,054          (13,872)
                                                                                -----------      -----------

Cash Flows from Financing Actitivies:
  Proceeds from debt                                                                36,481           55,185
  Repayment of debt                                                                (36,102)         (48,714)
  Proceeds from stock options exercised                                                 72               20
                                                                                -----------      -----------
    Net cash flows provided by financing activities                                    451            6,491
                                                                                -----------      -----------

Effect of Exchange rate Changes on Cash and Equivalents                                (92)              61
                                                                                -----------      -----------

Net Increase (Decrease) in Cash and Equivalents                                      8,300           (7,487)
                                                                                -----------      -----------
Cash and Equivalents at Beginning of Period                                         20,761           49,371
                                                                                -----------      -----------
Cash and Equivalents at End of Period                                          $    29,061      $    41,884
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

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Selected Notes to Condensed Consolidated Financial Statements
                                   Unaudited

Note A:  Inventories
- --------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                              December 31,   September 30,
                              ------------   -------------
                                  1994           1994
                              ------------   -------------

Purchased parts and
  manufacturing supplies           $ 7,184         $ 9,970
Work in process                     13,834          17,436
Finished goods                       2,502           4,114
                                   -------         -------
                                   $23,520         $31,520
                                   =======         =======



Note B:  License and Technology Development Agreements
- ------------------------------------------------------

During 1992 and 1993, the Company entered into various joint development agreements, including a License and Technology Development Agreement with Hitachi Metals, Ltd. ("HML") (the "HML Agreement") for the advancement of the Company's inductive thin-film technology and the development and commercialization of magnetoresistive ("MR") disk head products and other agreements with certain major disk drive manufacturers for MR disk head development. The performance schedule and development efforts related to the HML Agreement were substantially completed by September 1994. Of the remaining development agreements, two were substantially completed by the end of fiscal 1994, development efforts are continuing under one agreement and have been indefinitely suspended under another agreement. Under these agreements, all cost offsets were recognized by the end of fiscal 1994. The Company recognized $4.4 million as cost offsets against development costs incurred for the quarter ended December 31, 1993.

The Company does not anticipate receiving any significant additional amounts of development funding from customers or strategic partners in fiscal 1995.

Note C:  Restructuring Reserve
- ------------------------------

During the three months ended December 31, 1994, costs of approximately $0.6 million were charged to the 1993 restructuring reserve related to further consolidation of manufacturing resources.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
        Selected Notes to Condensed Consolidated Financial Statements
                                  Unaudited

Note D:  Sale of Assets
- -----------------------

During the three months ended December 31, 1994, the Company completed the sale of its subsidiary's facility in Singapore which had been vacated as a result of the transfer of manufacturing operations of this subsidiary to the Company's Malaysian facility. Sale proceeds were $4.9 million cash, which approximated book value. The Company also completed the sale of its Tape Head subsidiary to Seagate Technology, Inc. ("Seagate") for $21.5 million cash, of which the Company received $14.0 million. Of the remaining funds, $1.0 million is held in escrow as a standard hold-back, for one year, to indemnify the buyer for any claims relating to the representations and warranties provided by the Company in connection with the divestiture and $6.5 million is held in escrow pending the completion of certain performance milestones pursuant to the Company's agreements to provide certain tape-related goods and services to the buyer on an ongoing basis. The estimated gain on this sale of $7.5 million will be recognized as the future milestones are met and the related proceeds are released from escrow. It is anticipated that the majority of these milestones will be completed during the remainder of fiscal 1995.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

During fiscal year 1994, the Company made important progress and achieved technological improvements in a number of areas relating to its thin-film disk head products. These gains contributed to volume production shipments of nanoslider (50%) thin-film disk heads, and measurable success in the implementation of fully etched air bearing ("FEAB") and other negative air pressure disk head designs that allow certain of its products to demonstrate improved performance. However, the Company experienced a number of difficulties during this period, including manufacturing problems and production yield and quality issues, which impacted shipment levels of thin-film disk heads during fiscal 1994.

During the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995, the Company achieved certain production process improvements which resulted in increases in thin-film disk head revenues. As process improvements continue to increase for thin-film disk heads, the Company expects modest revenue growth during succeeding quarters in fiscal 1995. The Company continues to make significant progress in the development and production of MR disk heads, and continued to ship prototype quantities of these products during the first quarter of 1995.

NET SALES. Total net sales in the first quarter of fiscal 1995 decreased 14.2% and 22.3%, from the fourth quarter and first quarter of fiscal 1994, respectively. The decreases in total net sales were primarily due to the decline in market demand for ferrite disk head products.

Net sales for thin-film disk head products in the first quarter of fiscal 1995 increased 10.3% and 28.9% from the fourth quarter and first quarter of fiscal 1994, respectively. Market demand for thin-film continues to grow as a result of increased availability of competitively priced thin-film disk heads and superior performance characteristics over ferrite disk heads. Net sales for ferrite disk head products declined 59.0% and 74.1% from the fourth and first quarters of fiscal 1994, respectively. The Company anticipates that the market demand for ferrite disk heads will continue to decline.

The following table sets forth, for the periods indicated, net sales by product line.

                                      For the three months ended
                               -----------------------------------------
                               December 31,  September 30,  December 31,
                                   1994           1994          1993
                               ------------  -------------  ------------
Thin-film disk head products
     Net sales                    $41,926       $38,023       $32,520
     Percentage of total           75.7%         58.9%         45.6%
Ferrite disk head products
     Net sales                    $ 8,984       $21,902       $34,721
     Percentage of total           16.2%         33.9%         48.8%
Tape head products
     Net sales                    $ 4,463       $ 4,635       $ 4,003
     Percentage of total            8.1%          7.2%          5.6%
          Total net sales         $55,373       $64,560       $71,244

GROSS PROFIT. The gross profit (loss) was 1.0%, (10.4%), and 5.3% for the first quarter of fiscal 1995 and the fourth and first quarters of fiscal 1994, respectively. The fourth quarter of fiscal 1994 included a $5.0 million inventory reserve provision in cost of sales. Improvement during the first quarter of fiscal 1995, as compared to the fourth quarter of fiscal 1994, reflects production process improvements and cost reductions which more than offset the impact of lower sales volumes.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of net sales, before cost offsets from various joint development agreements, were 14.1% for the first quarter of fiscal 1995 as compared to 13.3% and 12.0% for the fourth and first quarters of fiscal 1994, respectively. The percentage increase in the first quarter of fiscal 1995 from the fourth and first quarters of fiscal 1994 was due to lower net sales. R&D expense during the first quarter of fiscal 1995 decreased $0.8 million from the fourth and first quarters of fiscal 1994, as a result of the Company instituting cost reductions during the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995, in response to lower revenues. In connection with the HML Agreement and other development agreements, the Company recognized cost offsets of $2.7 million and $4.4 million for the fourth and first quarters of fiscal 1994, respectively. The agreements were substantially concluded by the end of fiscal 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales were 6.3%, 9.9% and 7.4% for the first quarter of fiscal 1995 and the fourth and first quarters of fiscal 1994, respectively. The fourth quarter of fiscal 1994 included a $1.25 million provision representing the value of the Company's common stock which will be distributed in settlement of a securities class action suit brought in 1993 against the Company and certain of its present and former officers. The settlement, which was announced in November 1994, is ultimately subject to final court approval after notice to the class members. S,G&A expenses, including the above settlement, for the first quarter of fiscal 1995 were $2.9 million and $1.8 million below the fourth and first quarters of fiscal 1994, respectively. The Company benefitted from significant staff and cost reductions that were implemented during the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995.

INTEREST EXPENSE. Interest expense in the first quarter of fiscal 1995 remained constant to the fourth and first quarters of fiscal 1994, even though average debt outstanding was higher, primarily as a result of lower average interest rates on the Malaysian bank loans.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the three months ended December 31, 1994 consisted primarily of foreign taxes and a ratable portion of minimum state taxes that are expected to be paid during fiscal year 1995.

Liquidity and Capital Resources
- -------------------------------

In fiscal 1994, lower sales volumes, manufacturing difficulties and production yield problems, operating losses and capital expenditures resulted in a significant reduction in the Company's cash balance to $20.8 million at September 30, 1994. The Company implemented cost and cash expenditure controls, negotiated accelerated payment terms with some of its key customers, sold its Tape Head business unit to Seagate and has pursued other financial alternatives, including new loan and credit facilities, extensions or renewals of existing facilities, lease financing opportunities and other cash and working capital sources.

At December 31, 1994, the Company's cash and equivalents increased to $29.1 million from $20.8 million at September 30, 1994. During the first quarter of fiscal 1995, the Company completed two transactions that generated $18.9 million in cash. In November, 1994, the Company sold a building in Singapore for $4.9 million, and in December, 1994, it completed the sale of its Tape Head subsidiary to Seagate, for $21.5 million, of which the Company received $14.0 million. See Note D in the accompanying Selected Notes to Condensed Consolidated Financial Statements. Of the available cash flows during the first quarter of fiscal 1995, $6.3 million was used for capital expenditures and $5.1 million for operating activities.

At December 31, 1994, total debt, including notes payable, amounted to $67.6 million, an increase of $0.5 million from the balance outstanding at September 30, 1994. At December 31, 1994, the Company had fully drawn down its unsecured Malaysian credit facility which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations. Should all or any significant portion of the Malaysian credit facility become unavailable for any reason, the Company would need to pursue alternative financing sources.


At December 31, 1994, the Company also had outstanding $10.0 million under a revolving credit facility with a commercial bank. The credit facility provides for up to $10.0 million in aggregate commitments and is supported by a letter of credit issued for the account of HML, subject to reimbursement by the Company, and expires on March 15, 1995. The current maturity of this credit facility was established as a result of a one year extension to the facility and the letter of credit issued for HML's account which had previously been agreed among the Company, HML and the commercial bank. The Company has had some discussions with the commercial bank and HML concerning a possible further extension of the current maturity date. If these discussions do not result in a deferral of the payment date beyond March 15, 1995, the Company believes that it would have sufficient cash resources available under the CIT Group/Business Credit, Inc. ("CIT") facility and other sources to satisfy its payment obligations and meet its fiscal 1995 plan for anticipated capital expenditures and other investments in advanced thin-film disk head improvements.

At December 31, 1994, the Company also had outstanding a $10.0 million note held by Conner Peripherals, Inc. ("Conner"), pursuant to a Note Purchase Agreement, which is secured by accounts receivable arising from sales to Conner and by certain capital equipment. On December 21, 1994 in connection with the contemplated credit agreement between the Company and CIT, the Company and Conner entered into an agreement to extend the maturity date of the Note Purchase Agreement to the earlier of January 10, 1995 or the closing date of the CIT Agreement. On January 11, 1995 the Company retired the debt obligation owed to Conner.

The Company has informal understandings with some of its customers to make payments on accelerated terms. These arrangements may be canceled at any time. However, the liquidity risk associated with the cancellation of one or more of these arrangements may be partially ameliorated by the credit available under the CIT Agreement under which available loan proceeds could generally increase as the Company's trade accounts receivable increase.

In fiscal 1995, the Company plans approximately $49.0 million in capital expenditures relating primarily to improving thin-film production processes, increasing thin-film production capacity and development of MR technologies.
The Company has implemented an operating and cash management plan, the objective of which is to provide sufficient cash flows from operations to meet its operating and capital expenditure requirements. Management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures if market demand for those products does not materialize or declines. However, if the Company is unable to increase sales and maintain production yields at acceptable levels in order to permit it to execute customer orders for the new drive programs in a manner consistent with management's intentions to return to profitability by the end of fiscal 1995, there could be a significant adverse impact on liquidity, which would require the Company to obtain additional capital from external sources. There are no assurances that such sources of capital will be available or that the terms associated with external funding sources will be satisfactory to the Company. If the Company is unable to obtain sufficient capital, it would need to curtail its capital, research and development and working capital expenditures which could adversely affect the Company's future years' operations and competitive position.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

     Exhibit
     Number    Description
     -------   -----------
      11       Statement re computation of per share information.

      27       Financial Data Schedule

      (b) Reports on Form 8-K. The Company filed an Interim Report on Form 8-K dated November 8, 1994 reporting under Item 5 that the Company entered into a definitive agreement for the sale of the Registrant's Tape Head subsidiary to Seagate Technology, Inc., for twenty-one million five hundred thousand dollars ($21,500,000) in cash. On January 25, 1995, the Company also filed an Interim Report on Form 8-K dated January 16, 1995 reporting under Item 5 that the Company had concluded a Financing Agreement with The CIT Group/Business Credit, Inc.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  APPLIED MAGNETICS CORPORATION


                                  /s/ CRAIG D. CRISMAN
                                  ---------------------------------------
                                  Craig D. Crisman
                                  President and Chief Executive Officer
                                  (Principal Financial Officer)


Dated:  February 14, 1995         /s/ PETER T. ALTAVILLA
                                  ---------------------------------------
                                  Peter T. Altavilla
                                  Corporate Controller
                                  (Principal Accounting Officer)