Form 10-Q
period 1995-03-31
APPLIED MAGNETICS CORP
filed 1995-05-15
CIK 6948

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            _______________________

                 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1995

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

                                  (No Change)
________________________________________________________________________________
Former name,former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No _
                                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 22,198,123 $.10 par value common stock as of April 28, 1995.

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

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations - Unaudited
                (In  thousands except share and per share data)

                                                      For the three months               For the six months
                                                        ended March 31,                   ended March 31,
                                                  ------------------------------  ------------------------------
                                                       1995             1994           1995             1994
                                                  -------------    -------------  -------------    -------------
Net sales                                        $      64,919    $      69,834  $     120,292   $      141,078
Cost of sales                                           58,459           66,492        113,305          133,989
                                                  -------------    -------------  -------------    -------------
  Gross profit                                           6,460            3,342          6,987            7,089
                                                  -------------    -------------  -------------    -------------

Research and development expenses, net                   7,285            6,690         15,067           10,794
Selling, general and administrative expenses             2,991            5,131          6,507           10,421
                                                  -------------    -------------  -------------    -------------

Total operating expenses                                10,276           11,821         21,574           21,215
                                                  -------------    -------------  -------------    -------------

Loss from operations                                    (3,816)          (8,479)       (14,587)         (14,126)

Interest income                                            398              221            669              505
Interest expense                                        (1,086)            (884)        (2,080)          (1,880)
Other income, net                                        1,996               71          1,992              389
                                                  -------------    -------------  -------------    -------------

Loss before taxes                                       (2,508)          (9,071)       (14,006)         (15,112)
Provision for income taxes                                 183              304            399              508
                                                  -------------    -------------  -------------    -------------
Net loss                                         $      (2,691)   $      (9,375)   $   (14,405)    $    (15,620)
                                                  =============    =============  =============    =============

Net loss per share:                                     ($0.12)          ($0.42)        ($0.65)          ($0.71)
                                                  =============    =============  =============    =============

Weighted average common and dilutive equivalent
  shares outstanding:                               22,099,879       22,087,274     22,087,082       22,083,155
                                                  =============    =============  =============    =============

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets - Unaudited
                (In  thousands except share and par value data)

                                             ASSETS
                                                                                March 31,       September 30,
                                                                            -------------       -------------
                                                                                  1995               1994
                                                                                  ----               ----
Current Assets:
 Cash and equivalents                                                      $       33,984      $      20,761
 Accounts receivable, net                                                          25,155             18,720
 Inventories                                                                       25,988             31,520
 Prepaid expenses and other                                                        12,875              6,879
                                                                            --------------      -------------
                                                                                   98,002             77,880
                                                                            --------------      -------------
Property, plant and equipment, at cost                                            255,998            289,362
Less-accumulated depreciation                                                    (152,188)          (165,046)
                                                                            --------------      -------------
                                                                                  103,810            124,316
                                                                            --------------      -------------

Other assets                                                                       17,647             18,360
                                                                            --------------      -------------
                                                                           $      219,459      $     220,556
                                                                            ==============      =============
                        LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
 Current portion of long-term debt                                         $       10,613      $      20,412
 Bank notes payable                                                                56,767             46,062
 Accounts payable                                                                  32,146             22,332
 Accrued payroll and benefits                                                       9,006              9,406
 Other current liabilities                                                         18,981             16,111
                                                                            --------------      -------------
                                                                                  127,513            114,323
                                                                            --------------      -------------
Long-term debt, net                                                                   384                677
                                                                            --------------      -------------
Other liabilities                                                                   6,842              7,123
                                                                            --------------      -------------

Shareholders' Investment:
 Preferred stock, $.10 par value, authorized
   5,000,000 shares, none issued and outstanding                                    -                  -
 Common stock, $.10 par value, authorized
  40,000,000 shares, issued 22,191,171 as
  of March 31, 1995, and 22,161,460 as of
  September 30, 1994                                                                2,219              2,216
 Paid-in capital                                                                  178,704            178,481
 Retained deficit                                                                 (95,184)           (80,779)
                                                                            --------------      -------------
                                                                                   85,739             99,918

 Treasury stock, at cost (96,603 shares as of
  March 31, 1995, and 92,509 as of
  September 30, 1994)                                                                (830)              (812)
 Unearned restricted stock compensation                                              (189)              (673)
                                                                            --------------      -------------
                                                                                   84,720             98,433
                                                                            --------------      -------------
                                                                           $      219,459      $     220,556
                                                                            ==============      =============

The accompanying Selected Notes to Condensed Consolidated Financial
Statements are an integral part of these condensed consolidated balance sheets.

           APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows - Unaudited
                                (In thousands)


                                                                                       For the six months ended
                                                                                               March 31,
                                                                                   -------------------------------

                                                                                          1995                1994
                                                                                          ----                ----
Cash Flows from Operating Activities:
 Net loss                                                                         $    (14,405)  $         (15,620)
 Adjustments to derive cash flows:
  Depreciation and amortization                                                         13,168              10,967
  Gain on sale of business and assets                                                   (3,110)                 -
  Provision for receivable allowances and related costs                                     50                 100
  Amortization of unearned restricted stock
    compensation                                                                           394                 150
  Other assets                                                                             106                 (12)
  Other liabilities                                                                       (281)                 84
  Other, net                                                                              (189)              1,079
  Working capital changes affecting
    cash flows from operations:
     Accounts receivable                                                                (9,591)             (5,591)
     Other receivables                                                                      -                3,096
     Inventories                                                                         2,967               1,625
     Prepaid expenses and other                                                         (1,173)             (2,261)
     Accounts payable                                                                   10,779               8,315
     Accrued payroll and benefits                                                         (174)             (1,758)
     Other current liabilities                                                          (2,381)             (5,086)
                                                                                   ------------   -----------------
  Net cash flows used in operating activities                                           (3,840)             (4,912)
                                                                                   ------------   -----------------
Cash Flows from Investing Activities:
 Additions to property, plant and equipment                                             (7,406)            (23,885)
 Proceeds from sale of businesses and assets, net                                       22,234                  -
 Notes receivable                                                                        1,364               1,490
                                                                                   ------------   -----------------
  Net cash flows provided by (used in) investing activities                             16,192             (22,395)
                                                                                   ------------   -----------------
Cash Flows from Financing Actitivies:
 Proceeds from debt                                                                     85,534              88,609
 Repayment of debt                                                                     (85,311)            (78,677)
 Proceeds from stock options exercised                                                     298                 227
                                                                                   ------------   -----------------
  Net cash flows provided by financing activities                                          521              10,159
                                                                                   ------------   -----------------

Effect of Exchange Rate Changes on Cash and Equivalents                                    350                 401
                                                                                   ------------   -----------------

Net Increase (Decrease) in Cash and Equivalents                                         13,223             (16,747)
                                                                                   ------------   -----------------
Cash and Equivalents at Beginning of Period                                             20,761              49,371
                                                                                   ------------   -----------------
Cash and Equivalents at End of Period                                             $     33,984   $          32,624
                                                                                   ============   =================

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Selected Notes to Condensed Consolidated Financial Statements
                                   Unaudited
                                (March 31, 1995)


Note A:  Inventories
- --------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                              March 31,     September 30,
                              ---------     -------------
                                1995             1994
                                ----             ----
Purchased parts and
  manufacturing supplies      $11,467          $ 9,970
Work in process                12,823           17,436
Finished goods                  1,698            4,114
                              -------          -------
                              $25,988          $31,520
                              =======          =======

Note B:  License and Technology Development Agreements
- ------------------------------------------------------

During 1992 and 1993, the Company entered into various joint development agreements, including one with Hitachi Metals, Ltd. ("HML") relating, primarily, to the advancement of the Company's inductive thin-film technology and the development and commercialization of magnetoresistive ("MR") disk head products. The performance schedule and development efforts related to these agreements were substantially completed by September 1994. Under these agreements, all cost offsets were recognized by the end of fiscal 1994. The Company recognized $8.3 million as cost offsets against development costs incurred for the six months ended March 31, 1994; no cost offsets against development costs incurred were recognized for the six months ended March 31, 1995. The Company does not anticipate receiving any significant additional amounts of development funding from customers or strategic partners in fiscal 1995.

Note C:  Restructuring Reserve
- ------------------------------

During the six months ended March 31, 1995 and 1994, expenditures of approximately $1.2 million and $1.5 million, respectively, were charged to the 1993 restructuring reserve, which related to the consolidation of certain of the Company's manufacturing resources.

Note D:  Sale of Assets
- -----------------------

During the first quarter of fiscal 1995, the Company completed the sale of a facility in Singapore and received proceeds of $4.9 million in cash, which approximated book

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Selected Notes to Consensed Consolidated Financial Statements
                                   Unaudited
                               (March 31, 1995)


value. In the same quarter, the Company also completed the sale of its Tape Head subsidiary to Seagate Technology, Inc. ("Seagate") for $21.5 million in cash, of which the Company received $14.0 million at the closing of the transaction. Of the remaining funds, $1.0 million was held in escrow as a standard hold-back, for one year, to indemnify the buyer for any claims relating to the representations and warranties provided by the Company in connection with the divestiture and $6.5 million was held in escrow pending the completion of certain performance milestones pursuant to the Company's agreements to provide certain tape-related goods and services to the buyer on an ongoing basis. Of the estimated $7.5 million gain pursuant to this transaction, $2.7 million was recognized, net of related expenses, during the second quarter ended March 31, 1995 as certain milestones were satisfied. It is anticipated that the majority of the remaining performance milestones will be completed during the remainder of fiscal 1995.

Note E: Short Term Borrowings
- -----------------------------

On January 11, 1995, the Company retired the $10.0 million debt obligation owed to Conner Peripherals Inc., ("Conner"). The Company also obtained a secured, revolving line of credit from CIT Group/Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. As of March 31, 1995, $10.0 million of borrowings was outstanding. The $10.0 million of borrowings was fully repaid during April 1995. The balance available for additional borrowings under this line of credit was approximately $1.0 million at March 31, 1995 and the Company was in compliance with all financial covenants.

In May, 1995, the Company's Malaysian subsidiary accepted a letter offer from a Malaysian bank to continue a credit facility which has been in place since 1990. The facility, as proposed, is callable on demand, has no termination date, is guaranteed by the Company, is secured by the Malaysian subsidiary's real property holdings in Malaysia and is subject to certain covenants which preclude the subsidiary from granting liens and security interests in other assets. The facility is subject to the preparation and execution of certain definitive agreements and related documents.

In March, 1995 the Company obtained an extension until May 31, 1995, of the maturity date on a $10.0 million revolving credit facility from a commercial bank. This facility is secured by a letter of credit issued for the account of HML, subject to reimbursement by the Company. The Company's reimbursement obligation is secured by deeds of trust on its real property holdings in Santa Barbara County, California. The Company, the commercial bank and HML have agreed in principle to extend the maturity dates of this credit agreement and the letter of credit for one year and the Company's reimbursement obligation to HML will be secured by a security interest and lien in certain machinery and equipment in lieu of the deeds of trust on the real property. This agreement in principle is subject to the preparation and execution of definitive agreements which the Company expects to be concluded by May 31, 1995.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

From the fourth quarter of fiscal 1994 and continuing into the second quarter of fiscal 1995, the Company achieved certain production process improvements which resulted in increases in thin-film disk head unit shipments and revenues. As process improvements continue for thin-film disk heads, the Company expects revenue growth during the second half of fiscal 1995. The Company continues to make significant progress in the development and production of MR disk heads, and delivered prototype quantities of these products during the second quarter of 1995. The conversion from prototype to production volume shipment levels depends, among other things, on the Company's ability to achieve satisfactory progress in its design and development efforts.

NET SALES. Net sales in the second quarter of fiscal 1995 increased 17.2% from the first quarter of fiscal 1995 and decreased 7.0% from the second quarter of fiscal 1994. The increase in net sales in the second quarter of fiscal 1995 from the first quarter of fiscal 1995 was due to significant growth in thin-film disk head shipments which is attributable to the production improvements discussed above and also due to continuing strong demand. The decrease in net sales in the second quarter of fiscal 1995 as compared to the same quarter of the prior fiscal year was the result of an 86.9% decrease in ferrite shipments mitigated by higher thin-film shipments, as customer demand for thin-film products replaces market requirements for disk heads using ferrite technology. Net sales for thin-film disk head products in the second quarter of fiscal 1995 increased 38.0% and 87.5% from the first quarter of fiscal 1995 and second quarter of fiscal 1994, respectively. The Company has experienced quarter- to-quarter growth in thin-film disk head revenues since the third quarter of fiscal 1994, as production process improvements were achieved and as market demand for thin-film disk heads continues to increase. The Company anticipates that the market demand for ferrite disk head products will continue to decline as prices for thin-film disk heads, which offer superior performance, become more competitive.

The following table sets forth, for the periods indicated, net sales by product line.

                                     For the three months ended
                                -------------------------------------
                                 March 31,   December 31,   March 31,
                                   1995         1994          1994
                                ----------  -------------  ----------
Thin-film disk head products
     Net sales                    $57,878        $41,926     $30,868
     Percentage of total           89.2%          75.7%       44.2%
Ferrite disk head products
     Net sales                    $ 4,479        $ 8,984     $34,172
     Percentage of total            6.9%          16.2%       48.9%
Tape head products
     Net sales                    $ 2,562        $ 4,463     $ 4,794
     Percentage of total            3.9%           8.1%        6.9%
          Total net sales         $64,919        $55,373     $69,834

GROSS PROFIT. As a percentage of net sales, gross profit was 10.0%, 1.0%, and 4.8% for the second and first quarters of fiscal 1995 and the second quarter of fiscal 1994, respectively. The increase in gross profit in the second quarter of fiscal 1995 as compared to the first quarter of fiscal 1995 and the second quarter of the prior fiscal year was due to production process improvements and higher sales volumes in thin-film disk head products.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of net sales, before cost offsets from various joint development agreements, were 11.2%, 14.1% and 15.4% for the second and first quarters of fiscal 1995 and the second quarter of fiscal 1994, respectively. The percentage decrease in the second quarter of fiscal 1995 from the first quarter of fiscal 1995 was due to higher net sales. The percentage decrease in the second quarter of fiscal 1995 from the second quarter of the prior fiscal year was due to institution of cost reductions during the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995 in response to lower revenues, and due to transfer of manpower resources as thin-film technological process improvements were implemented in production. Expenses in dollars during the second quarter of fiscal 1995 decreased $3.5 million from the second quarter of fiscal 1994, before giving effect to cost offsets from development agreements.

In connection with its development agreements with HML and other customers, the Company recognized cost offsets of $3.9 million and $4.4 million for the second and first quarters of fiscal 1994, respectively. These agreements were substantially concluded by the end of fiscal 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales were 4.6%, 6.3% and 7.3% for the second and first quarters of fiscal 1995 and the second quarter of fiscal 1994, respectively. Expenses in dollars for the second quarter of fiscal 1995 decreased $0.5 million from the first quarter of fiscal 1995 primarily due to cost reductions and a bad debt recovery from a 1991 bankruptcy claim. Expenses in dollars for the second quarter of fiscal 1995 decreased $2.1 million from the second quarter of fiscal 1994 as the Company benefited from the significant staff and cost reductions that were implemented during the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995.

INTEREST INCOME AND EXPENSE. While average cash balances were lower during the second quarter of fiscal 1995, interest income increased $0.1 million and $0.2 million as compared to the first quarter of fiscal 1995 and the second quarter fiscal 1994, respectively, primarily due to favorable investment management results. Interest expense in the second quarter of fiscal 1995 increased $0.1 million and $0.2 million from the first quarter of fiscal 1995 and the second quarter of fiscal 1994 even though average debt outstanding was similar, primarily as a result of higher average interest rates on the Malaysian bank loans.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the six months ended March 31, 1995, consisted primarily of foreign taxes and minimal state taxes.

Liquidity and Capital Resources
- -------------------------------

In fiscal 1994, lower sales volumes, manufacturing difficulties and production yield problems, operating losses and capital expenditures resulted in a significant reduction in the Company's cash balance to $20.8 million at September 30, 1994 from $49.4 million at September 30, 1993. In order to improve liquidity and as part of a cash management and operating plan implemented by management, during the first and second quarter of fiscal 1995, the Company implemented cost and cash expenditure controls, negotiated accelerated payment terms with some of its key customers, sold its Tape Head business unit to Seagate and completed other financings, including new loan and credit facilities, extensions or renewals of existing facilities, and lease financing. During the next several quarters, the Company expects to continue to make use of equipment lease financing for capital expenditures and anticipates that it will continue to implement cost and expenditure controls to maintain acceptable liquidity. The Company is assessing its long-term operating and capital expenditure requirements to determine what, if any, external financing would be required to supplement capital resources generated internally.

At March 31, 1995, the Company's cash and equivalents increased to $34.0 million from $20.8 million at September 30, 1994. During the first half of fiscal 1995, the Company generated $22.2 million in cash from the sale of businesses and assets which were made up of the following: 1) the sale of a building in Singapore for $4.9 million; 2) the sale of its Tape Head subsidiary to Seagate, for $21.5 million, of which the Company received $14.0 million at the closing date of the transaction and $2.7 million, net of related expenditures, upon completion of certain performance milestones in the second quarter; and 3) $0.6 million for the sale of excess machinery and equipment. See Note D in the accompanying Selected Notes to Condensed Consolidated Financial Statements for discussion of the Seagate Agreement. During the second quarter of fiscal 1995 the Company used $7.4 million for capital expenditures and $3.8 million for operating activities.

At March 31, 1995, total debt, including notes payable, amounted to $67.8 million, an increase of $0.6 million from the balance outstanding at September 30, 1994. At March 31, 1995, the Company had fully drawn down its unsecured Malaysian credit facility which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations. Should all or any significant portion of the Malaysian credit facility become unavailable for any reason, the Company would need to pursue alternative financing sources. See Note E to Financial Statements.

On January 11, 1995 the Company retired the $10.0 million debt obligation owed to Conner Peripherals Inc. The Company also obtained a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. As of March 31, 1995, $10.0 million of borrowings was outstanding. The $10.0 million of borrowings was fully repaid during April 1995. The balance available for additional borrowings under this line of credit was approximately $1.0 million at March 31, 1995 and the Company was in compliance with all financial covenants.

In May, 1995, the Company's Malaysian subsidiary accepted a letter offer from a Malaysian bank to continue a credit facility which has been in place since 1990. The facility, as proposed, is callable on demand, has no termination date, is guaranteed by the Company, is secured by the Malaysian subsidiary's real property holdings in Malaysia and is subject to certain covenants which preclude the subsidiary from granting liens and security interests in other assets. The facility is subject to the preparation and execution of certain definitive agreements and related documents.

In March, 1995 the Company obtained an extension until May 31, 1995, of the maturity date on a $10.0 million revolving credit facility from a commercial bank. This facility is secured by a letter of credit issued for the account of HML, subject to reimbursement by the Company. The Company's reimbursement obligation is secured by deeds of trust on its real property holdings in Santa Barbara County, California. The Company, the commercial bank and HML have agreed in principle to extend the maturity dates of this credit agreement and the letter of credit for one year and the Company's reimbursement obligation to HML will be secured by a security interest and lien in certain machinery and equipment in lieu of the deeds of trust on the real property.

The Company has informal understandings with some of its customers to make payments on accelerated terms. Some of these arrangements have been canceled as of March 31, 1995. However, the liquidity risk associated with the cancellation of one or more of these arrangements is partially ameliorated by the credit available under the CIT Agreement under which available loan proceeds could generally increase as the Company's trade accounts receivable increase.

In fiscal 1995, the Company plans approximately $49.0 million in capital expenditures relating primarily to improving thin-film production processes, increasing thin-film production volumes, and development and production of MR technologies and products. The Company's objective is to provide sufficient cash flows from operations and to continue pursuit of equipment lease financing alternatives in order to meet its operating and capital expenditure requirements.

In the event that market demand for the Company's products does not materialize or declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to increase sales or maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a manner consistent with management's intentions to return to profitability by the end of fiscal 1995, there could be a significant adverse impact on liquidity. This might require the Company to obtain additional capital from external sources. There are no assurances that such sources of capital would be available or that the terms associated with external funding sources would be satisfactory to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its capital, research and development and working capital expenditures, which could adversely affect the Company's future years' operations and competitive position.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits

     Exhibit
     Number         Description
     -------        -----------
      10            Deeds of Trust naming as beneficiary, Hitachi Metals, Ltd.
                    to secure the Company's obligations under that certain letter agreement dated March 24, 1995.

      11            Statement re computation of per share information.  NONE.

      27            Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed an Interim Report on Form 8-K dated January 16, 1995 reporting under Item 5 that the Company had concluded a Financing Agreement with The CIT Group/Business Credit, Inc.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           APPLIED MAGNETICS CORPORATION



Dated: May 15, 1995                        /s/ Craig D. Crisman
                                           -------------------------------------
                                           Craig D. Crisman
                                           President and Chief Executive Officer
                                           (Principal Financial Officer)


Dated: May 15, 1995                        /s/ Peter T. Altavilla
                                           -------------------------------------
                                           Peter T. Altavilla
                                           Corporate Controller
                                           (Principal Accounting Officer)