Form 10-Q
period 1995-06-30
APPLIED MAGNETICS CORP
filed 1995-08-14
CIK 6948

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            _______________________

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1995

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

                                  (No Change)
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes   X    No
                                            -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 22,302,711 $.10 par value common stock as of August 3, 1995.

PART I.  FINANCIAL INFORMATION
------------------------------


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

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations - Unaudited
                (In  thousands except share and per share data)

                                                     For the three month        For the nine months
                                                        ended June 30,             ended June 30,
                                                   ------------------------   ------------------------
                                                        1995         1994          1995         1994
Net sales                                          $    79,860  $    70,289   $   200,152  $   211,367
Cost of sales                                           63,454       73,012       179,417      209,393
                                                    -----------  -----------   -----------  -----------
  Gross profit  (loss)                                  16,406       (2,723)       20,735        1,974
                                                    -----------  -----------   -----------  -----------
Research and development expenses, net                   8,612        7,953        23,679       18,747
Selling, general and administrative expenses             1,921        4,205         5,770       12,234
                                                    -----------  -----------   -----------  -----------
Total operating expenses                                10,533       12,158        29,449       30,981
                                                    -----------  -----------   -----------  -----------
Income  (Loss)  from operations                          5,873      (14,881)       (8,714)     (29,007)
Interest income                                            423          159         1,092          664
Interest expense                                        (1,352)      (1,275)       (3,432)      (3,155)
Other income  (expense),  net                            1,822         (293)        3,814           96
                                                    -----------  -----------   -----------  -----------
Income  (Loss)  before taxes                             6,766      (16,290)       (7,240)     (31,402)
Provision for income taxes                                  45          215           444          723
                                                    -----------  -----------   -----------  -----------
Net income  (loss)                                 $     6,721  $   (16,505)  $    (7,684) $   (32,125)
                                                    ===========  ===========   ===========  ===========
Net income  (loss)  per share:                     $      0.30  $     (0.75)  $     (0.35) $     (1.45)
                                                    ===========  ===========   ===========  ===========
Weighted average common and dilutive equivalent
  shares outstanding:                               22,304,211   22,081,043    22,089,460   22,082,451
                                                    ===========  ===========   ===========  ===========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets - Unaudited
                (In  thousands except share and par value data)

                   ASSETS
                                                            June 30,    September 30,
                                                              1995         1994
                                                          -----------  -------------
Current assets:
  Cash and equivalents                                    $    37,130  $    20,761
  Accounts receivable, net                                     40,069       18,720
  Inventories                                                  36,170       31,520
  Prepaid expenses and other                                   13,114        6,879
                                                           -----------  -----------
                                                              126,483       77,880
                                                           -----------  -----------
Property, plant and equipment, at cost                        257,591      289,362
Less-accumulated depreciation                                (154,952)    (165,046)
                                                           -----------  -----------
                                                              102,639      124,316
                                                           -----------  -----------
Other assets                                                   12,643       18,360
                                                           -----------  -----------
                                                          $   241,765  $   220,556
                                                           ===========  ===========

      LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current portion of long-term debt                       $    11,362  $    20,412
  Bank notes payable                                           54,741       46,062
  Accounts payable                                             47,626       22,332
  Accrued payroll and benefits                                  9,467        9,406
  Other current liabilities                                    17,901       16,111
                                                           -----------  -----------
                                                              141,097      114,323
                                                           -----------  -----------
Long-term debt, net                                             2,254          677
                                                           -----------  -----------
Other liabilities                                               6,754        7,123
                                                           -----------  -----------
Shareholders' investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding                  -            -
  Common stock, $.10 par value, authorized
    40,000,000 shares, issued 22,199,495 as
    of June 30, 1995, and 22,161,460 as of
    September 30, 1994                                          2,220        2,216
  Paid-in capital                                             178,733      178,481
  Retained deficit                                            (88,463)     (80,779)
                                                           -----------  -----------
                                                               92,490       99,918
  Treasury stock, at cost (96,603 shares as of June 30,
    1995, and 92,509 as of September 30, 1994)                   (830)        (812)
  Unearned restricted stock compensation                            -         (673)
                                                           -----------  -----------
                                                               91,660       98,433
                                                           -----------  -----------
                                                          $   241,765  $   220,556
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

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows - Unaudited
                                (In thousands)

                                                                      For the nine months ended
                                                                               June 30,
                                                                      -------------------------
                                                                          1995          1994
Cash Flows from Operating Activities:
  Net loss                                                            $    (7,684)  $   (32,125)
  Adjustments to derive cash flows:
    Depreciation and amortization                                          20,339        16,881
    Gain on sale of business and assets                                    (5,109)            -
    Provision for receivable allowances and related costs                      50           100
    Amortization of unearned restricted stock
      compensation                                                            673           197
    Other assets                                                            4,723        (4,621)
    Other liabilities                                                        (369)         (657)
    Other, net                                                                 23           578
    Working capital changes affecting
      cash flows from operations:
        Accounts receivable                                               (24,497)        9,875
        Other receivables                                                                 4,096
        Inventories                                                        (7,215)         (758)
        Prepaid expenses and other                                         (1,418)       (1,228)
        Accounts payable                                                   26,259         3,307
        Accrued payroll and benefits                                          287            81
        Other current liabilities                                          (3,199)       (5,201)
                                                                       -----------   -----------
    Net cash flows provided by (used in) operating activities               2,863        (9,475)
                                                                       -----------   -----------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment                              (13,953)      (27,870)
  Proceeds from sale of businesses and assets, net                         24,264           516
  Notes receivable                                                          1,740         1,958
                                                                       -----------   -----------
    Net cash flows provided by (used in) investing activities              12,051       (25,396)
                                                                       -----------   -----------
Cash Flows from Financing Actitivies:
  Proceeds from debt                                                      126,012       116,832
  Repayment of debt                                                      (126,180)     (107,045)
  Proceeds from stock options exercised                                       238           177
                                                                       -----------   -----------
    Net cash flows provided by financing activities                            70         9,964
                                                                       -----------   -----------
Effect of Exchange Rate Changes on Cash and Equivalents                     1,385           783
                                                                       -----------   -----------
Net Increase (Decrease) in Cash and Equivalents                            16,369       (24,124)
                                                                       -----------   -----------
Cash and Equivalents at Beginning of Period                                20,761        49,371
                                                                       -----------   -----------
Cash and Equivalents at End of Period                                 $    37,130   $    25,247
                                                                       ===========   ===========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Selected Notes to Condensed Consolidated Financial Statements
                                   Unaudited
                                (June 30, 1995)


Note A:  Inventories
--------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):


                              June  30,   September 30,
                              ---------   -------------
                                1995          1994
                              ---------   -------------

Purchased parts and
  manufacturing supplies        $15,254         $ 9,970
Work in process                  19,119          17,436
Finished goods                    1,797           4,114
                                -------         -------
                                $36,170         $31,520
                                =======         =======


Note B:  License and Technology Development Agreements
------------------------------------------------------

During 1992 and 1993, the Company entered into various joint development agreements, including one with Hitachi Metals, Ltd. ("HML") relating, primarily, to the advancement of the Company's inductive thin-film technology and the development and commercialization of magnetoresistive ("MR") disk head products. The performance schedule and development efforts related to these agreements
were substantially completed by September 1994.   Under these agreements, all
cost offsets were recognized by the end of fiscal 1994. The Company recognized $11.0 million as cost offsets against development costs incurred for the nine months ended June 30, 1994; no cost offsets against development costs incurred were recognized for the nine months ended June 30, 1995. The Company does not anticipate receiving any significant additional amounts of development funding from customers or strategic partners in fiscal 1995.

Note C:  Restructuring Reserve
------------------------------

During the nine months ended June 30, 1995 and 1994, expenditures of approximately $1.5 million and $3.2 million, respectively, were charged to the 1993 restructuring reserve, which related to the consolidation of certain of the Company's manufacturing resources.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Selected Notes to Condensed Consolidated Financial Statements
                                   Unaudited
                                (June 30, 1995)

Note D:  Sale of Assets
-----------------------

During the first quarter of fiscal 1995, the Company completed the sale of a facility in Singapore and received proceeds of $4.9 million in cash, which approximated book value. In the same quarter, the Company also completed the sale of its Tape Head subsidiary to Seagate Technology, Inc. ("Seagate") for $21.5 million in cash, of which the Company received $14.0 million at the closing of the transaction. Of the remaining funds, $1.0 million was held in escrow for one year as a standard hold-back to indemnify the buyer for any claims relating to the representations and warranties provided by the Company in connection with the divestiture and $6.5 million was held in escrow pending the completion of certain performance milestones pursuant to the Company's agreements to provide certain tape-related goods and services to the buyer on an ongoing basis. Of the estimated $7.5 million gain pursuant to this transaction, $4.7 million was recognized, net of related expenses, during the nine months ended June 30, 1995 as certain milestones were satisfied. It is anticipated that the majority of the remaining performance milestones will be completed by the first quarter of fiscal 1996.

Note E: Short Term Borrowings
-----------------------------

On January 11, 1995, the Company retired the $10.0 million debt obligation owed to Conner Peripherals Inc. The Company also obtained a secured, revolving line of credit from CIT Group/Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. As of June 30, 1995, $7.0 million of borrowings was outstanding. The $7.0 million of borrowings was fully
repaid during July 1995.   The balance available for additional borrowings under
this line of credit was approximately $1.7 million at June 30, 1995 and the Company was in compliance with all financial covenants.

In May, 1995, the Company's Malaysian subsidiary completed negotiations on a letter offer from a Malaysian bank to continue a credit facility which has been in place since 1990. The facility is callable on demand, has no termination date, is guaranteed by the Company, is secured by the Malaysian subsidiary's real property holdings in Malaysia and is subject to certain covenants which preclude the subsidiary from granting liens and security interests in other assets.

In May, 1995 the Company obtained an extension until April, 1996, of the maturity date on a $10.0 million revolving credit facility from a commercial bank. This facility is

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
         Selected Notes to Condensed Consolidated Financial Statements
                                   Unaudited
                                (June 30, 1995)

secured by a letter of credit issued for the account of HML, subject to reimbursement by the Company. The Company's reimbursement obligation to HML is secured by a security interest and lien on certain machinery and equipment.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Since the fourth quarter of fiscal 1994, and continuing through the third quarter of fiscal 1995, the Company has achieved technological improvements related to thin-film disk head products, including increased production of nanoslider (50%) thin-film disk heads using fully etched air bearing ("FEAB") and other negative air pressure disk head designs that allow certain of its products to demonstrate improved performance. The Company also continued to benefit from certain production process improvements during fiscal 1995 which resulted in increases in thin-film disk head shipments and revenues through the second quarter of fiscal 1995. Increased revenues in the third quarter of fiscal 1995 were attributed primarily to head stack vs head assemblies product mix, and to a lesser extent, a slight increase in thin-film disk head unit shipment growth. During the last week of June 1995, unit production volumes at the Company's manufacturing facility in Penang, Malaysia were moderately affected when an explosion on the island's bridge from the mainland damaged the power cables providing electricity to the island. Full power was restored within one week. Penang faces an over employment situation as many of the disk drive manufacturers expand their production facilities in Malaysia. As a result, the Company has experienced labor shortages and is reviewing other alternatives to increase final assembly labor requirements to meet customer and market demand.

Market and customer demand for thin-film disk head products continues to be strong. Increased revenues, production process improvements, and cost controls implemented by the Company in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995 improved the Company's gross profit and contributed to the first profitable quarter since the third quarter of fiscal 1993. The Company continues to progress in the development of MR disk heads and has delivered prototype quantities of these products during the nine months ended June 30, 1995. The conversion from prototype to production volume shipment levels will depend on the Company's ability to achieve satisfactory progress in its design and development.

Three Months Ended June 30, 1995
--------------------------------

NET SALES. Net sales in the third quarter of fiscal 1995 increased 23.0% and 13.6% from the second quarter of fiscal 1995 and the third quarter of fiscal 1994, respectively. The increase in net sales in the third quarter of fiscal 1995 from the second quarter of fiscal 1995 was due primarily to the change in mix of shipments from head assemblies to head stack assemblies. The increase in net sales in the third quarter of fiscal 1995 as compared to the same quarter of the prior fiscal year was due to significant growth in thin-film disk head unit shipments as a result of the production improvements discussed above and continuing strong customer demand. This more than offset the 82.2% decrease in ferrite shipments from the third quarter of fiscal 1994 as customer demand for thin-film products replaces market requirements for disk heads using ferrite technology. Net sales for thin-film disk head products in the third quarter of fiscal 1995 increased 24.2% and 121.1% from the second quarter of fiscal 1995 and third quarter of fiscal 1994, respectively. The Company has experienced quarter-to-quarter growth since the third quarter of fiscal 1994 as production process improvements were achieved and as market demand for thin-film disk heads continued to increase. The Company anticipates that the market demand for ferrite disk head products will continue to decline as prices for thin-film disk heads, which offer superior performance, become more competitive.

The following table sets forth, for the periods indicated, net sales by product line.

                                       For the three months ended
                                  ----------------------------------
                                   June 30,    March 31,    June 30,
                                    1995         1995        1994
                                  ---------   ----------   ---------
Thin-film disk head products
     Net sales                     $71,862      $57,878     $32.499
     Percentage of total              90.0%        89.2%       46.2%
Ferrite disk head products
     Net sales                     $ 5,774      $ 4,479     $32,458
     Percentage of total               7.2%         6.9%       46.2%
Tape head products
     Net sales                     $ 2,224      $ 2,562     $ 5,332
     Percentage of total               2.8%         3.9%        7.6%
          Total net sales          $79,860      $64,919     $70,289

GROSS PROFIT. As a percentage of net sales, gross profit was 20.5%, 7.9% and (3.9%) for the third and second quarters of fiscal 1995 and the third quarter of fiscal 1994, respectively. The increase in gross profit in the third quarter of fiscal 1995 as compared to the second quarter of fiscal 1995 and the third quarter of the prior fiscal year was due to higher sales volumes and production process improvements in thin-film disk head products.

RESEARCH AND DEVELOPMENT.   Research and development expenses as a percent of
net sales, before cost offsets from various joint development agreements, were 10.8%, 11.2% and 15.2% for the third and second quarters of fiscal 1995 and the third quarter of fiscal 1994, respectively. The percentage decrease in the third quarter of fiscal 1995 from the second quarter of fiscal 1995 was primarily due to higher net sales. The percentage decrease in the third quarter of fiscal 1995 from the third quarter of the prior fiscal year was due to higher net sales, and cost controls implemented in fiscal 1995. Expenses in dollars during the third quarter of fiscal 1995 increased $1.3 million from the second quarter of fiscal 1995 as the Company focused on next generation thin-film inductive technology and MR prototype development.

In connection with its development agreements with HML and other customers, the Company recognized cost offsets of $2.8 million for the third quarter of fiscal 1994 . These agreements were substantially concluded by the end of fiscal 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses as a percent of net sales were 2.4%, 2.5% and 6.0% for the third and second quarters of fiscal 1995, and the third quarter of fiscal 1994, respectively. Expenses in dollars for the third quarter of fiscal 1995 remained flat compared to the second quarter of fiscal 1995 before considering a bad debt recovery from a 1991 bankruptcy claim which was received in the second quarter of 1995. Expenses in dollars for the third quarter of fiscal 1995 decreased $2.3 million from the third quarter of fiscal 1994 as the Company benefited from the significant staff and cost reductions that were implemented during the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995.

INTEREST INCOME AND EXPENSE. Interest income in the third quarter of fiscal 1995 remained flat compared to the second quarter of fiscal 1995 as average cash balances remained the same. Interest income in the third quarter of fiscal 1995 increased $0.3 million compared the third quarter of fiscal 1994 due to higher average cash balances and favorable investment management results. Interest expense in the third quarter of fiscal 1995 increased $0.3 million as compared to the second quarter of fiscal 1995, even though average debt outstanding was similar, primarily as a result of higher average interest rates on the Malaysian bank loans, and letter of credit and loan fees with CIT. Interest expense in the third quarter of fiscal 1995 remained similar to the third quarter of fiscal 1994 while average debt outstanding was lower, due to reasons mentioned above.

OTHER INCOME AND EXPENSE. Other income, net, increased $2.1 million in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994 primarily due to the gains recognized as the Company completed certain performance milestones pursuant to the sale of its Tape Head subsidiary to Seagate. See Note D to the Financial Statements.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the nine months ended June 30, 1995, consisted primarily of foreign taxes and minimal state taxes.

Nine Months Ended June 30, 1995
-------------------------------

The following table sets forth, for the periods indicated, net sales by product line.

                                For the nine months ended
                                -------------------------
                                   June 30,    June 30,
                                    1995        1994
                                  ---------   ---------

Thin-film disk head products
          Net sales               $171,666    $ 95,887
     Percentage of total              85.8%       45.3%
Ferrite disk head products
          Net sales               $ 19,237    $101,351
     Percentage of total               9.6%       48.0%
Tape head products
     Net sales                    $  9,249    $ 14,129
     Percentage of total               4.6%        6.7%
          Total net sales         $200,152    $211,367

NET SALES. Net sales for the nine months ended June 30, 1995 decreased 5.3% from the same period in the prior fiscal year primarily due to change in product mix. During fiscal 1995, the Company's focus on thin-film head technology generated a 79.0% increase in the thin-film net sales for the first nine months of fiscal 1995 as compared to the same period of the prior fiscal year. The thin-film revenue increase fell slightly short of absorbing the 81.0% decrease in ferrite net sales, for the comparable periods.

GROSS PROFIT. As a percentage of net sales, gross profit was 10.4% and 0.9% for the nine months ended June 30, 1995 and 1994, respectively. The gross profit improvement for the first nine months of fiscal 1995 as compared to same period of the prior fiscal year was attributable to higher thin-film disk head unit and sales volumes as a result of significant production process improvements and increased production capacity.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of net sales, before cost offsets from various joint development agreements, were 11.8% and 14.1% for the nine months ended June 30, 1995 and 1994, respectively. The percentage decrease for the first nine months of fiscal 1995 as compared to the same period of the prior fiscal year was primarily due to cost controls implemented in fiscal 1995. Expenses in dollars decreased $6.2 million, for the comparable periods, before cost offsets from various joint development agreements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales were 2.9% and 5.8% and expenses in dollars were $5.8 million and $12.2 million for the nine months ended June 30, 1995 and 1994, respectively. Significant staff and cost reductions contributed to the decreases for the comparable periods.

OTHER INCOME AND EXPENSES. Other income, net, increased $3.7 million for the nine months ended June 30, 1995 as compared to the same period in the prior fiscal year primarily as a result of gains recognized as the Company completed certain performance milestones pursuant to the Seagate agreement. See Note D to the Financial Statements.

Liquidity and Capital Resources
-------------------------------

In fiscal 1994, lower sales volumes, manufacturing difficulties and production yield problems, operating losses and capital expenditures resulted in a significant reduction in the Company's cash balance to $20.8 million at September 30, 1994 from $49.4 million at September 30, 1993. During fiscal 1995, in order to improve liquidity and as part of a cash management and operating plan implemented by management, the Company implemented cost and cash expenditure controls, negotiated accelerated payment terms with some of its key customers, sold its Tape Head business unit to Seagate and completed other financings, including new loan and credit facilities, extensions or renewals of existing facilities, and lease financing.

During the third quarter of fiscal 1995, the Company initiated additional equipment lease financing for capital expenditures that will be completed by the fourth quarter of fiscal 1995. The Company expects to continue to use lease financing for capital expenditures and anticipates that it will continue to implement cost and expenditure controls to maintain acceptable liquidity.

At June 30, 1995, the Company's cash and equivalents increased to $37.1 million from $20.8 million at September 30, 1994. During the nine months ended June 30, 1995, the Company generated $24.3 million in cash from the sale of businesses and assets which were made up of the following: (1) the sale of a building in Singapore for $4.9 million; (2) the sale of its Tape Head subsidiary to Seagate, for $21.5 million, of which the Company received $14.0 million at the closing date of the transaction and $4.7 million, net of related expenditures, upon completion of certain performance milestones and (3) $0.7 million for the sale of excess machinery and equipment. See Note D in the accompanying Selected Notes to Condensed Consolidated Financial Statements for discussion of the Seagate Agreement. During the first three quarters of fiscal 1995 the Company used $14.0 million for capital expenditures and provided $2.7 million from operating activities, which was primarily as a result of the timing of inventory purchases and payments offset by increases in accounts receivable as a result of the higher sales levels.

At June 30, 1995, total debt, including notes payable, amounted to $68.4 million, an increase of $1.2 million from the balance outstanding at September 30, 1994, primarily due to capital lease financing in Malaysia. At June 30, 1995, the Company had fully drawn down its unsecured Malaysian credit facility which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations. Should all or any significant portion of the Malaysian credit facility become unavailable for any reason, the Company would need to pursue alternative financing sources. See Note E to Financial Statements.

On January 11, 1995 the Company retired the $10.0 million debt obligation owed to Conner Peripherals Inc. The Company also obtained a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term
and is secured by trade receivables, inventories and certain other assets.   As
of June 30, 1995, $7.0 million of borrowings was outstanding. The $7.0 million of borrowings was fully repaid during July 1995. The balance available for additional borrowings under this line of credit was approximately $1.2 million at June 30, 1995 and the Company was in compliance with all financial covenants.

In May, 1995, the Company's Malaysian subsidiary completed negotiations on a letter offer from a Malaysian bank to continue a credit facility which has been in place since 1990. The facility is callable on demand, has no termination date, is guaranteed by the Company, is secured by the Malaysian subsidiary's real property holdings in Malaysia and is subject to certain covenants which preclude the subsidiary from granting liens and security interests in other assets.

In May, 1995 the Company obtained an extension until April, 1996, of the maturity date on a $10.0 million revolving credit facility from a commercial bank. This facility is secured by a letter of credit issued for the account of HML, subject to reimbursement by the Company. The Company's reimbursement obligation to HML is secured by a security interest and lien on certain machinery and equipment.

The Company continues to have informal understandings with some of its customers to make payments on accelerated terms. However, the liquidity risk associated with the cancellation of one or more of these arrangements is partially ameliorated by the credit available under the CIT Agreement under which available loan proceeds could generally increase as the Company's trade accounts receivable increase.

Capital expenditures for the nine months ended June 30, 1995, including financing from operating and capital leases, was $24.0 million. The Company plans approximately $13.0 million in new capital expenditures for the fourth quarter of fiscal 1995. Capital expenditures are related primarily to improving thin-film production processes, increasing thin-film production volumes and development and production of MR technologies and products. The Company's objective is to provide sufficient cash flows from operations and to continue pursuit of equipment lease financing alternatives in order to meet its operating and capital expenditure requirements.

Market and customer demand continues to be strong for the Company's thin-film disk heads. In the event that demand for the Company's products declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to increase sales or maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there could be a significant adverse impact on liquidity. This would require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

            Exhibit
            Number         Description
            -------        -----------
              10           Material Contacts

              10(a) Letter Agreement between Registrant and Hitachi Metals, Ltd. dated May 30, 1995 extending maturity date of Letter of Credit to April 12, 1996

              10(b) Security Agreement between Registrant and Hitachi Metals, Ltd. dated May 30, 1995

              10(c) Offer Letter dated April 19, 1995 between Maybank Banking Berhad and Applied Magnetics (M) Sdn Bhd. for extension of Credit Facility

              10(d) Corporate Guarantee of the Registrant dated June 8, 1995 in favor of Maybank Banking Berhad

              11           Statement re computation of per share information.
                           None

              27           Financial Data Schedule


     (b)  Reports on Form 8-K.  None

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APPLIED MAGNETICS CORPORATION



Dated: August 14, 1995             /s/ Craig D. Crisman
                                   ---------------------------------------
                                   Craig D. Crisman
                                   President and Chief Executive Officer
                                   (Principal Financial Officer)


Dated: August 14, 1995             /s/ Peter T. Altavilla
                                   ---------------------------------------
                                   Peter T. Altavilla
                                   Corporate Controller
                                   (Principal Accounting Officer)