Form 10-K
period 1995-09-30
APPLIED MAGNETICS CORP
filed 1995-12-21
CIK 6948

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended September 30, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______________ to ______________

                          Commission File No. 1-6635

                         APPLIED MAGNETICS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                            95-1950506
   (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

     75 ROBIN HILL ROAD, GOLETA,                     93117
             CALIFORNIA                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 683-5353

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH
    Common Stock, $.10 par value                  REGISTERED
                                            New York Stock Exchange
   Preferred Stock Purchase Rights          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                                               (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                   ---     ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OR REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR IN ANY AMENDMENT TO THIS FORM 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES* OF REGISTRANT WAS $320,730,894 AS OF DECEMBER 1, 1995.

                   COMMON STOCK (PAR VALUE $.10) 22,295,878

* Without acknowledging that any person other than Harold R. Frank is an affiliate, all directors and executive officers of registrant have been included as affiliates solely for the purposes of this computation.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 1996 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED PURSUANT TO REGULATION 14A WITHIN 120 DAYS FOLLOWING THE REGISTRANT'S FISCAL YEAR ENDED SEPTEMBER 30, 1995, ARE INCORPORATED BY REFERENCE INTO PART III ON THIS FORM 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Applied Magnetics Corporation (the "Company" or "Applied Magnetics") was incorporated in California in 1957 and was reincorporated in Delaware in 1987.

  The Company presently operates in one industry segment, namely, components for the computer peripheral industry with one major product group, recording heads for rigid disk drives.

  Applied Magnetics is a leading independent supplier of magnetic recording heads and of head stack assemblies for rigid disk drives. The Company supplies advanced inductive thin film ("thin film") disk head products, magnetoresistive ("MR") disk head products and ferrite ("ferrite" or "MIG") disk head products.

  Prior to December 10, 1994, the Company also manufactured and sold recording heads for tape drives which are used in the computer peripheral industry. On December 10, 1994, the Company sold its Tape Head business unit to Seagate Technology, Inc. ("Seagate") for $21.5 million, pursuant to a Stock Purchase Agreement (the "Seagate Agreement"). The Company received $14.0 million at the closing date of the transaction, and during fiscal 1995, received $5.9 million of $6.5 million held in escrow until the Company completed certain performance obligations to supply tape related products and services to Seagate. An additional $1.0 million was held in escrow as a standard hold-back, for one year, to indemnify the buyer for any claims relating to the representations and warranties made by the Company. It is anticipated that the majority of the remaining obligations will be completed by the end of the first quarter of fiscal 1996. Except for those arrangements to provide tape-related products and services to Seagate, the Company is no longer engaged in the design, development, manufacture and sale of recording heads for tape drives.

  Performance improvements in microprocessors, continuing proliferation of powerful operating systems and applications software, image intensive applications, increased home personal computer use, network connections, on-line services and the Internet have resulted in increasing demand for greater data storage capacity and performance in smaller form factor disk drives. In addition, the market growth of notebook and sub-notebook computers has increased demand for smaller form factor disk drives. Due to these trends, thin film disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than ferrite disk heads, represent one of the fastest growing segments of the recording head industry.

  The Company has focused its long-range growth strategy on thin film and MR disk head technologies and believes that MR disk heads, which afford greater recording densities and other performance advantages as compared to thin film heads, represent the next important magnetic recording head technology.

  The Company believes that, overall, the market for ferrite disk heads peaked in 1995. However, advances in ferrite disk head technology may permit storage capacities per disk to approach those achieved with thin film disk heads. As a result, for certain disk drive applications, the Company's advanced ferrite disk heads have offered the required performance while providing cost advantages over thin film disk heads.

  During fiscal 1995, market conditions in the disk drive industry served by the Company were characterized by continued reduction of product life cycles and intense competition. The industry product life cycle is currently running approximately 12 to 18 months. Demand for hard disk drives exceeded prior forecasts for a substantial portion of the year. Most drive manufacturers experienced some shortages of key components including recording heads. The Company was well positioned and qualified on several key volume programs that enabled the Company to experience rapid growth in its thin film unit shipments.

  During fiscal 1994, due to lower sales volume and significant production and quality problems, the Company experienced major operating losses and financial difficulties, including negative cash flows and significant limitations on cash and working capital during the year ended September 30, 1994. The Company took a number of actions to reverse these difficulties, improve its cash and working capital position, reduce operating losses and return to profitability. In August 1994, the Company engaged the consulting firm of Grisanti, Galef & Goldress, Inc. ("GG&G") to provide crisis management assistance to the Company. Mr. Craig D. Crisman, a partner in GG&G, was appointed as the Company's Chief Executive Officer. During fiscal 1995, the Company implemented a significant cost reduction program that included reduction in employment, improved management of capital expenditures, consolidation of manufacturing activities and sales of excess properties and assets. The implementation of aggressive cash management practices along with the Company's sale of its Tape Head business unit to Seagate in December 1994, have, together with other cost reductions, improved the Company's cash and working capital resources. The engagement between the Company and GG&G was successfully completed in July 1995. Mr. Crisman left his position with GG&G and signed a long term employment agreement with the Company as Chairman and Chief Executive Officer.

INDUSTRY OVERVIEW

  Rigid disk drives (hard disk drives) are the predominant high capacity data storage device used in all classes of computers. Rigid disk drives typically include one to ten disks onto and from which data is recorded and retrieved by two to twenty recording heads. These heads are positioned by an actuator assembly to fly within three micro inches, or less, on one or both sides of each disk. The head (or "slider") attached to a suspension assembly comprises a head gimbal assembly ("HGA"). Multiple HGAs, assembled together with other components, comprise an actuator, or head stack assembly ("HSA"). The Company supplies both HGAs and HSAs to disk drive manufacturers.

  Disk drive manufacturers are constantly developing higher capacity products. Head suppliers, such as the Company, work with the drive manufacturers to develop customized HGAs and HSAs for each new drive program. Head suppliers seek to have their products "designed-in" for a particular drive program, thus becoming a primary supplier. Achieving a "primary supplier" status usually offers a competitive advantage, manifested as higher internal yields, compared to other head suppliers.

  The Company increased the number of "primary supplier" programs during fiscal 1995, compared to fiscal 1994. The disk head industry continues to be highly competitive. Achieving mature, mass production status on newer technology products as a primary supplier will be required in order for the Company to continue the revenue and shipment volume growth rate experienced in fiscal 1995.

  The disk drive industry is cyclical and has been characterized by periods of intense product demand requiring high production levels followed by periods of oversupply, order cancellations, pricing pressure and reduced production levels. During periods of high demand, the Company has expanded production facilities but at times has been unable to expand facilities and hire and train production personnel rapidly enough to meet the demand for its products. Conversely, in periods of lower demand, the Company has had excess production capacity and has experienced gross margin declines.

TECHNOLOGY

  Magnetic disk heads are electromechanical devices that record ("write") data onto and retrieve ("read") data from the magnetic layers of digital data storage disks. The principal elements of an inductive magnetic recording head are a magnetic core, which is interrupted by a non-magnetic gap, and an electrically conducting coil wrapped or deposited in turns around the core. To write data, a current is passed through the coil, thereby inducing a magnetic field in the core. Since the core is interrupted by a non-magnetic gap, the magnetic field must "fringe" out from the gap, and in doing so, it magnetizes a segment of the disk. Reversing the direction of the current reverses the polarity of the next magnetized segment of the disk as it passes by the gap of the head, thus allowing data to be encoded as a pattern of reversing polarities. To read data, the previously encoded disk is again passed by the head and the reversing magnetic polarities induce reversing magnetic fields in the core. These reversing magnetic fields in the core generate correspondingly reversing currents in the coil which are sensed and decoded by the drive circuitry.

  Disk drive storage capacity and performance are largely determined by the magnetic properties and interface of the recording head and disk. The number of coil turns and magnetic materials of the recording head are each optimized to achieve required performance. The number of coil turns and coil pitch characteristics (including the geometry of the coils and the distance between the coils) are selected to provide appropriate writing and maximum read-back signal levels. Higher data densities require that the head fly both closer to the disk and at more uniform flying heights across the disk or, alternatively, that the head maintain a light contact with the disk at a point near the head's gap, with the disk sliding over this portion of the head (known as contact recording). This is influenced by the size and mass of the head and by its hydrodynamic air bearing characteristics.

  Generally, rigid disk drives use either ferrite or thin film heads. Historically, ferrite disk heads have represented more cost-effective design alternatives for rigid disk drives than thin film disk heads. However, as demand for high performance, small form factor rigid disk drives has grown, there has been a corresponding increase in demand for disk heads that provide higher areal densities and data transfer rates. This technology and market shift has resulted in disk head specifications that increasingly require higher performance thin film heads. For certain disk drive applications, technology advances and improvements relating to MIG and double MIG ferrite disk head designs and production processes have occasionally allowed, and may in the future allow, ferrite disk heads to serve as a design alternative to thin film disk heads. However, due to the increasing supply of competitively priced thin film disk heads and the tendency of many major disk drive customers to select thin film products rather than ferrite disk heads, the Company expects that on an overall basis, demand for ferrite devices will continue to decline.

  Thin film head technology offers several performance advantages over ferrite technology, primarily higher areal densities, improved signal-to-noise ratios and higher data transfer rates. Thin film heads are produced with processes adapted from semiconductor manufacturing operations in which thin films of magnetic, conductive and insulating materials are deposited on a non-magnetic substrate to form the magnetic core and the electrical coils of the head. These processes permit a greater degree of precision and repeatability, greater miniaturization and lower mass than can easily be achieved with ferrite production methods in which the electrical coil is usually wound on a machined ferrite core.

  The Company believes that MR disk heads represent the next important magnetic recording head technology. In contrast to an inductive disk head, which is typically designed to "read" and "write" data using a single inductive element, an MR disk head uses an inductive element to "write" data onto the disk and a separate MR element to "read" data from the disk. The MR read element incorporates a magnetoresistor whose electrical resistance changes in the presence of a magnetic field. As the encoded disk is passed by the read element, the disk drive circuitry senses and decodes the changes in electrical resistance caused by the reversing magnetic polarities. The greater sensitivity of MR read elements provides higher signal output per unit of recording track width on the disk surface. As a result, MR disk heads have certain design and performance advantages over inductive heads, particularly in high performance small form factor disk drive applications. In addition, MR disk heads can read data from a rotating disk independent of the speed of rotation, thus allowing these devices to read data more reliably from small form factor disks in which linear velocities are inherently lower. MR disk heads also allow for optimization of read and write gaps independently. Typical inductive heads incorporate a single gap for both read and write functions.

PRODUCTS

  Thin film and MR disk heads. During fiscal 1995, the Company became qualified and began to make volume production shipments on a number of new disk drive programs which require nanoslider thin film products. The Company's thin film products are produced in volume for 3.5-inch disk drives to achieve areal densities of up to approximately 425 megabits of data per square inch of disk surface. The thin film disk drive programs for which the Company has become and is seeking to become qualified are primarily for high capacity, low profile 3.5-inch disk drives for use in next generation personal computers and workstations, and represent drive applications with recording densities of up to 850 megabits per square inch.

  Development and commercialization of MR disk heads continued to be a major focus for the Company in fiscal 1995. During fiscal 1995, the Company continued to ship prototype and qualification samples of MR disk head products to selected customers for drive applications with recording densities of up to 800 megabits per square inch and, during fiscal 1996, MR drive applications are expected to require areal densities of more than 1,000 megabits per square inch. The Company expects to ship production quantities of MR disk head products by the end of fiscal 1996. This will require the Company's engineering and production resources to meet their targeted design and process development plan, achieve "design-in" with the customer drives and execute the production ramp.

  The Company has also made important progress in the design and production of new, advanced thin film disk heads including higher efficiency products which increase the output signal for a given number of coil turns. Additional thin film advances have been made in developing processes, known as "track trimming", for defining thin film magnetic core elements that are both narrower and of more equal width which, in turn, enhance the capability of the head to write narrower and more densely packed tracks of data onto the disk surface. Advances have also been made in the Company's efforts to develop and offer thin film and MR disk heads with fully etched air bearing ("FEAB") or other negative air pressure bearing surfaces. The implementation of these designs and processes improve production yields and enhance the hydrodynamic characteristics of the disk heads, allowing the head to fly at lower, more uniform heights, or in light contact with the disk, thus contributing to higher areal densities, and thereby improving the reliability of the disk head. During fiscal 1996, the majority of the Company's customer programs will include these design improvements. As a result, the Company's continued shipment and revenue growth and achievement of satisfactory production yields to increase profitability depend on the Company's ability to achieve "design-in" status with its customers utilizing these advanced thin film heads.

  Ferrite disk heads. The Company offers ferrite MIG HGAs and HSAs in the nanoslider form factor. The use of ferrite heads in high performance disk drives presents technological challenges. However, advances in MIG technology have resulted in situations in which certain ferrite disk heads were more price competitive, for certain drive applications, than thin film products. While certain ferrite disk head designs may still be utilized in selective disk drive programs, thus providing a limited market for the Company's ferrite disk head products on a case-by-case basis, the Company believes that overall demand for ferrite disk heads will continue to decline. Further, because the Company's thin film disk head production is vertically integrated, the Company believes that obtaining sales of thin film products generally represents more attractive opportunities for revenue growth and profit improvement than ferrite disk head business.

  Tape heads. The Company sold its Tape Head business unit to Seagate on December 10, 1994. Pursuant to certain ongoing contractual arrangements, the Company continues to sell Seagate various tape-related goods and services.

  For discussion of net sales and percentage of sales by product, see "Annual Results of Operations" under Item 7.

RESEARCH AND DEVELOPMENT

  The Company commits substantial resources to technology, product and process development in order to meet its customers' continuing demands for higher performance disk heads for successive disk drive product families. The Company has, on occasion, augmented its development programs with the financial and/or technical resources of certain strategic partners as, for example, under a License and Technology Agreement with Hitachi Metals, Ltd. ("HML") dated December 1992 (the "HML Agreement"). Primarily, however, the Company has engaged in its own proprietary technology development, utilizing its own resources.

  Technology development activities relate to creating technological advances required for new product development and the advancement of production processes required in new product manufacturing (e.g., development of smaller form factor products, advanced coil and core structures, constant flying height and contact recording technologies and the development of MR technology). In addition, development activities focus on conceptual formulation, design and testing of new product alternatives and construction of prototypes. Development activities relating to advanced disk head products are predominantly performed at the Company's

Goleta, California location. In addition, the Company also has engineering and technical staff located at various production operations and locations to provide manufacturing process and integration support.

  The Company's future success in achieving "design-in" positions and/or program qualifications depends heavily on the successful and timely completion of its product and process development efforts. While the Company is devoting substantial resources to these efforts, there can be no assurance that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there could be an adverse effect on the Company's operating results.

  The Company's technology development is primarily devoted to commercialization of advanced inductive thin film disk head technology and of MR disk head technology. Research and development expenses were $33.7 million, $38.8 million and $32.6 million for fiscal years 1995, 1994 and 1993, respectively, before cost offsets of $14.1 million in fiscal 1994 and $15.1 million in fiscal 1993 related to funding pursuant to the HML Agreement and other development agreements with certain customers. No further payments were received during fiscal 1995. The Company does not currently have any ongoing technology development agreements which provide for it to receive any significant payments during fiscal 1996, for research and development efforts relating to new or advanced technology disk head products. While it may continue to consider and pursue opportunities relating to such arrangements, the Company believes that its existing cash resources and expected operating results will provide sufficient financial resources, on an independent basis to fund its ongoing research and development activities in a manner consistent with its current operating plan.

  Under the HML Agreement, the Company has granted to HML an exclusive, non-transferable license to use the Company's technology to manufacture in Japan thin film, MR and certain ferrite disk head products, HSAs, HGAs and components (the "Licensed Products") and a nonexclusive license to have Licensed Products made by HML subsidiaries and affiliates worldwide. Additionally, the Company has granted HML and its subsidiaries and affiliates certain exclusive rights to market and sell Licensed Products to disk drive and head manufacturers in Japan and has retained exclusive marketing rights to Licensed Products and improvements to Licensed Products in the rest of the world.

MANUFACTURING

 Wafer/Slider Fabrication--Thin Film and MR Products

  MR and thin film transducers are manufactured utilizing a semiconductor-like wafer fabrication process. This process involves photolithography, vacuum deposition, vacuum etching, plasma etching, wet chemical etching and precision electroplating technologies. The Company's two wafer fabrication facilities are based on 150mm (approximately six inch) diameter round substrates. In the nanoslider form factor, approximately 8400 individual (unyielded) sliders can be produced from one six inch wafer. During fiscal 1995, the Company closed its three inch substrate disk head wafer fabrication operations in favor of the higher efficiency six inch production lines. The wafer fabrication facilities are located in two separate buildings in Goleta, California.

  Completed wafers are sliced into row bars containing up to 29 transducer sets and after testing are shipped to Penang, Malaysia for further processing.

  Rows are converted into individual sliders in the Company's slider fabrication facility in Penang, Malaysia. This process involves high precision grinding and lapping as well as photolithography and ion milling technologies utilized to define the critical air bearing geometries which allow the head ("slider") to fly within a few micro inches, or less, of the disk surface.

  All of the aforementioned processes can be characterized as high technology and their intrinsic yields directly define final production output and Company revenue. Typically, new (higher performance) head designs place increasing demands on process technology. The Company's ability to execute customer orders hinges on its ability to maintain statistical control and ramp these new products in light of constantly increasing technical demands from its customer base.

  The Company believes that demand for thin film heads will continue to increase. To meet this demand, it is critical that wafer and slider output increase. This output increase is dependent on the Company's ability to generate the required capital funding. If the Company is unable to obtain the required funds in sufficient amounts and at the required times, its future revenues could be adversely affected. See "Liquidity and Capital Resources" under Item 7.

  The Company believes that the demand for heads which fly in light contact with the disk, and heads that are track trimmed (heads in which the elements that define the written track width on the disk are trimmed to equal width), will be required for most new inductive thin film products during fiscal 1996. Developing and implementing these new processes into volume production is critical to maintaining revenue growth.

 Assembly and Test--Ferrite, Thin Film and MR Products

  Ferrite sliders are purchased from outside suppliers and therefore require only final assembly. These heads represent older technology than thin film or MR heads and typically are used in lower performance drives in which cost is a major factor.

  The Company assembles all of its volume production of HGAs and HSAs outside of the United States. Principal manufacturing sites are in Penang, Malaysia, Chung-Ju, South Korea and Dublin, Ireland.

  The Company also maintains contractual relationships with unaffiliated parties that provide manufacturing space and contract labor in Malaysia and the People's Republic of China ("PRC"). The Company plans on continuing such relationships in the future.

  During fiscal 1995, due principally to growth and intense local competition for operators, the Company experienced a shortage of labor in both South Korea and Malaysia. To expand the available supply of operators, the Company has started a manufacturing operation in the PRC. This location was chosen due to the Company's previous experience with subcontractors in the PRC and the area's abundance of direct labor resources. The Company believes that with the addition of the PRC facility, the assembly labor shortage issue should no longer be a significant factor.

  The Company's foreign operations can be subject to risks associated with currency exchange fluctuations, government approvals, political instability, currency restrictions, trade restrictions, labor unrest, changes in tariff, and the like. Experience indicates that these factors have not produced significant liability, but there can be no assurances that these factors will not impact the Company's future operations.

SOURCES OF SUPPLY

  The Company relies on Sumitomo, Ltd. as its principal supplier of substrates which are used to produce wafers for the Company's thin film and MR disk heads and on multiple independent suppliers for photoresist and other materials used in the manufacture of thin film disk heads and ferrite sliders. The Company purchases suspension assemblies from Hutchinson Technology Inc. ("Hutchinson"), Magnecomp and various other manufacturers. The Company also manufactures suspension assemblies internally. Although the Company has not experienced significant limitations on the availability of these materials, shortages could occur in the future. These developments could disrupt the Company's production volume and have an adverse effect on the Company's operations.

CUSTOMERS AND MARKETING

  The Company's customers include, among others, Conner Peripherals Inc. ("Conner"), Maxtor Corporation ("Maxtor"), Quantum Corporation ("Quantum"), and Western Digital Corporation. Conner and Maxtor represented approximately 41% and 19%, respectively, of net sales during the year ended September 30, 1995.

  Due to the small number of disk drive manufacturers and computer system companies requiring independent sources of supply for magnetic recording heads, the Company's customer base is likely to remain concentrated. In addition, the customer base may become more concentrated if disk drive manufacturers that do not have their own internal capabilities for designing and producing disk heads adopt and implement further vertical integration strategies. While the Company believes that industry conditions and economic factors will continue to create an environment in which drive manufacturers will require, as their primary source of supply, independent suppliers of magnetic recording heads and in which vertically integrated disk drive and systems companies will require alternative or "secondary" sources of supply, the further consolidation or integration of one or more of the Company's major customers with other disk drive or disk head firms could have an adverse effect on the Company's business. Such occurrences, however, could potentially be offset by the entry of new manufacturers in the disk drive market. See "Competition" for further discussion.

  Seagate, a major disk drive manufacturer, and Conner have recently announced an intent to merge their companies. Seagate has a large vertical capability in recording heads and its long term goal will likely be to supply all head requirements for Conner products. Conner was the Company's largest customer in fiscal 1995. The Company anticipates that revenues from Conner will decline materially during fiscal 1996. The Company believes that it is in a position to qualify on a sufficient number of new programs to allow an orderly transition in its customer base. However, if the Company experiences product "design-in" difficulties, this could have an adverse effect on the Company's future revenues and operations.

  During fiscal 1995, Maxtor experienced continuing operating losses and announced significant actions to reorganize and consolidate its operations. In November 1995, Maxtor announced it had approved an offer by Hyundai Electronics America ("HEA") to acquire all of its outstanding shares. The acquisition is subject to the approval of both the U.S. and Korean governments and satisfaction of other normal and customary closing conditions. Maxtor has stated that it believes the acquisition will be completed by early 1996. The Company believes the steps Maxtor is taking are positive, but there can be no assurances that Maxtor can close an agreement with HEA and such failure could impact Maxtor's head consumption plans in 1996.

  The Company believes that the most effective means of marketing and selling magnetic recording disk heads is by establishing close customer relationships at the engineering level, which permits technical collaboration and may result in the Company's heads being "designed-in" for particular disk drives. Through its product planning and marketing efforts, the Company seeks to identify those disk drive programs it believes will achieve high volume in order to concentrate its engineering resources on these programs.

  The Company's magnetic recording disk heads are sold in the United States and foreign countries by its direct sales personnel and through its subsidiaries in Singapore, Malaysia and Ireland. Historically, the Company sold its products in Japan through its Japanese subsidiary which closed during fiscal 1993. As of December 1992, in accordance with the HML Agreement between it and HML, the Company granted certain exclusive marketing rights in Japan to HML.

  The Company has been successful in achieving "design-in" positions with certain customers on certain disk drive programs. There can be no assurance that the Company will successfully obtain "design-in" positions on a sufficient number of the new disk drive programs that it is currently pursuing or that it expects to pursue, or that, after having achieved this position on any given customer program, it will not experience difficulties in obtaining desired levels of production volumes on a timely basis. The failure to secure and satisfactorily perform against orders for volume shipments of thin film disk heads could result in customer cancellations, reschedules and diversion of certain orders to the Company's competitors. To the extent any significant orders for the Company's thin film disk heads are canceled, rescheduled or diverted, such actions could have an adverse effect on the Company's operations.

COMPETITION

  The Company competes with other independent recording head suppliers, as well as disk drive companies and systems companies that produce magnetic recording heads used in their own products. Some systems companies that manufacture disk drives internally, such as IBM, Fujitsu and NEC are vertically integrated and produce thin film and/or MR heads for their own use. Seagate makes its thin film disk head products available on the market to competing drive manufacturers. All of these companies have significantly greater financial, technical and marketing resources than the Company.

  In fiscal 1994, Quantum, a major disk drive manufacturer and a significant customer of the Company, acquired Digital Equipment Corporation's ("DEC") inductive thin film head operations as well as controlling interest in Rocky Mountain Magnetics, a joint venture between Storage Technology and DEC. Rocky Mountain Magnetics is primarily engaged in the development and production of MR disk heads. While Quantum plans to ramp up its internal head manufacturing capacity, the Company believes that Quantum will continue to purchase a substantial portion of its head requirements from independent recording head suppliers.

  The Company believes that disk drive customers and systems companies that are not vertically integrated continue to represent significant opportunities for sales of the Company's disk head products for competitive and other reasons. Moreover, the Company believes that certain vertically integrated companies will continue to rely on independent suppliers of disk head products as alternative sources of supply or in some cases as primary sources of supply for discrete disk head solutions.

  Read-Rite Corporation has had substantially greater sales of thin film disk head products than the Company and is presently its largest competitor among independent thin film disk head manufacturers. Read-Rite has formed a joint venture with Sumitomo Metal Industries, Ltd. to manufacture and distribute thin film heads to Japanese customers. In addition, in fiscal 1994, Read-Rite acquired Sunward Technologies, Inc., a manufacturer of ferrite disk head products.

  In recent years, several large Japanese companies, each with considerably more resources than the Company, have entered the independent head market with considerable success. Alps Electric, Yamaha and TDK continue to aggressively develop and market ferrite, thin film and/or MR disk heads.

  The principal competitive factors in the markets the Company addresses are price, product performance, quality, product availability, responsiveness to customers and technological sophistication. The disk head industry is intensely competitive and largely dependent on sales to a limited number of disk drive manufacturers and systems companies. The Company's ability to obtain new orders depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and on timely delivery of products that meet customer specifications at competitive prices. The market for the Company's disk head products could be adversely affected if one or more disk drive manufacturers were to vertically integrate by acquiring disk head manufacturing capability. In addition, the disk drive industry is highly cyclical. Disk drive manufacturers may quickly lose market share as a result of the technological innovations of their competitors or various other factors. A reduction in market share by one of the Company's customers could result in the loss of business from such customer. This loss could have a material, adverse effect on the Company's future operations.

BACKLOG

  The Company's backlog of open orders scheduled for delivery within six months at September 30, 1995 was approximately $107.5 million compared to approximately $64.8 million at September 30, 1994. Backlog increased year-to-year as a result of increased customer demand for thin film disk head products. Backlog includes only firm orders for which the customers have released a specific purchase order and specified a delivery schedule.

  The Company receives purchase orders from its customers which express the customer's intentions to purchase, at stated unit prices, certain quantities of products during a specified period, generally for one to two quarters. Orders are subject to rescheduling provisions which permit increases or decreases in volume of shipments during a specified period. In addition, at times of supply shortages, the Company believes it is a common practice for disk drive manufacturers to place orders in excess of actual requirements. Conversely, during periods of soft demand the Company has experienced cancellation and rescheduling of orders, reductions in quantities and repricing as customer requirements change.

  The contractual arrangements between the Company and most of its customers permit the Company to assert claims for cancellation costs and expenses in these circumstances. However, the resolution of these claims is often a lengthy and extensively negotiated process, resulting in a compromise arrangement in which, among other things, the Company and the customer may agree that the claimed amount to be paid is reduced or that the Company will continue to deliver and the customer will accept all or part of the canceled order over an extended period of time at reduced unit prices.

  In previous years, particularly those in which the disk drive industry was experiencing overcapacity and intense price competition conditions, certain of the Company's customers have delayed shipment dates and requested extended payment terms and price concessions. It is possible that these circumstances could reoccur in future periods which could adversely offset the Company's revenues and profitability. Further, as a result of the foregoing factors, the Company's backlog may not be indicative of product shipments in any future period.

EMPLOYEES

  As of September 30, 1995, the Company had approximately 5,500 employees of whom approximately 800 are located in California, approximately 4,500 are located in Asia and approximately 200 are located in Ireland. The Company's employees located in Korea are represented by a labor union, and the Company's Korean operations have, from time to time in past years, been affected by labor disruptions and slow downs. The Company's production facility in Malaysia is currently facing potential labor shortage issues, as many disk drive and component manufacturers expand their production facilities in Malaysia and compete for the supply of labor in that country. To protect against potential future labor shortages, the Company opened a manufacturing facility in Beijing, China in fiscal 1995.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has been issued a number of United States patents and has multiple patent applications pending. There is no assurance that patents will be issued with respect to such applications or that any patents issued to the Company will protect the Company's competitive position. The Company believes its competitive position is more dependent on the technological know-how and creative skills of its personnel than on patent rights.

  The Company and IBM hold cross licenses with respect to certain patents held by each of them. Such cross licenses do not include any patents filed by IBM after January 1, 1991, nor any patents filed by the Company after July 1, 1991. While the Company has had discussions with IBM regarding extensions of the existing licenses, there can be no guarantee that such an extension will be successfully negotiated.

  Under an agreement (the "Hutchinson Agreement") with Hutchinson, the Company and Hutchinson hold cross licenses with respect to certain patents held by each of them concerning suspension assemblies to make, use and sell such products. The Company's purpose of entering into the Hutchinson Agreement was to avoid possible future infringements, thereby reducing the prospects for disputes and litigation. See "Sources of Supply".

  In connection with the sale of its Tape Head business unit to Seagate in December 1994, the Company and Seagate have entered into a broad cross license with respect to certain patents held by each of them.

  The Company believes that its success depends on the innovative skills and technological competence of its employees and upon proper protection of its intellectual properties. The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents which it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention.

ENVIRONMENTAL REGULATIONS AND WATER SUPPLY RESTRICTIONS

  The Company uses certain hazardous chemicals in its manufacturing process and is subject to a variety of environmental and land use regulations related to the use, storage, discharge and disposal of such chemicals and the conduct of its manufacturing operations. The State of California recently enacted legislation generally referred to as "permit by rule". This legislation requires permits for any treatment or transportation of materials considered hazardous wastes. Although the Company believes it will receive the necessary permits prior to the time required by this legislation, there is no assurance that such permits will be issued in a timely manner or at all. A failure by the Company to comply with present or future regulations, could subject it to liability or result in production suspension or delay. In addition, environmental and land use regulations could restrict the Company's ability to expand its present production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges. The Company, which is subject to water use restrictions, uses a significant amount of water in its manufacturing process. Although to date the Company has been able to obtain sufficient water supplies without significantly increased costs, stricter water use restrictions may be mandated and additional expenditures for water reclamation and conservation may be required.

  The Company has been identified as a potentially responsible party at a hazardous waste facility operated by the Omega Chemical Corporation in Whittier, California. Omega Chemical was employed by the Company for purposes of waste chemical disposal from 1987 to 1990 and was subsequently cited for stockpiling waste chemicals and for allowing leaking containers to contaminate their site. Omega has declared bankruptcy and a cleanup order was issued to the Company along with 56 other past customers of Omega. The Company's share of the cleanup cost during 1995 was $16,000 and it is expected that further cleanup activities involving a non-material cost to the Company will continue for an additional one to two years.

  On July 13, 1994 the California Regional Water Quality Control Board ("CRWQCB") issued a cleanup and abatement order to the Company concerning property previously used and owned by the Company on Ward Drive in Goleta, California. As a result of the order, the Company is required to carry out a further environmental study seeking to determine the amount of contamination related to chemicals used by the Company at this site. This study involves taking a number of soil samples and sinking several test wells to test the ground water and monitor the water's condition over a twelve month period. At this time, the soil sample work is complete and the cost to the Company for this study was $28,000. The study showed no metal or volatile organic compound ("VOC") contamination in the soil, but low levels of VOC contamination in the ground water. Contamination levels revealed were higher than tests completed in 1992. Since the Company left the premises in 1983, this implies the contamination is from a source other than the Company. At the completion of the study the CRWQCB will assess the need, if any, for either further investigation or cleanup and may issue another order at that time.

SEASONALITY

  Management believes that the Company's revenues are cyclical rather than seasonal. See "Industry Overview" for further discussion.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 15, 1995:

             NAME           AGE                     OFFICE HELD
             ----           ---                     -----------
      Craig D. Crisman      54      Chairman of the Board, Chief Executive
                                    Officer, President, Chief Financial Officer,
                                    and Secretary
      John Ross             50      General Manager
      Peter T. Altavilla    42      Corporate Controller

  Craig Crisman became an employee of the Company on August 1, 1995, and was elected Chairman of the Board and Secretary on November 3, 1995. Prior to that time he was a partner of the firm of GG&G. GG&G was engaged by the Company on August 1, 1994, to provide crisis management and turnaround services to the Company. Mr. Crisman was elected Chief Executive Officer on August 1, 1994, and, subsequently, was elected Director, President and Chief Financial Officer. The turnaround engagement was determined to have been successfully completed by July 27, 1995. During the five years preceding his appointment as Chairman, Chief Executive Officer and as a Director of the Company, Mr. Crisman was a partner of GG&G. In this capacity he has been engaged as a crisis management consultant in business turnaround assignments involving a number of different enterprises in various industries.

  John Ross became employed by the Company on June 1, 1993. Prior to this date he had served as Director, Wafer Fab Operations, at Read-Rite, Inc., a competitor, since March, 1991. Before joining Read-Rite, Mr. Ross served as Vice-President, Operations at Tegal Corporation, a company that makes and sells semiconductor manufacturing equipment.

  Peter T. Altavilla has been employed by the Company for approximately eight years. He served as Assistant Controller until August 1, 1994, when he was elected to his present position.

ITEM 2. PROPERTIES

  Certain information concerning the Company's principal properties at September 30, 1995 is set forth below:

                                                               SQUARE
       LOCATION             TYPE           PRINCIPAL USE       FOOTAGE OWNERSHIP
       --------             ----           -------------       ------- ---------
Goleta (Santa Barbara)  Headquarters, Marketing,
California              office, plant manufacturing,
                        and warehouse research and engineering 217,000  Owned
San Jose, California    Office        Customer support           1,300  Leased
Penang, Malaysia        Office, plant
                        and warehouse Manufacturing            208,000  Owned*
Chunchon and            Office, plant
Chung Ju, Korea         and warehouse Manufacturing            413,700  Owned
Seoul, Korea            Office, plant
                        and warehouse Manufacturing             31,400  Leased
Republic of Singapore   Office        Customer support           6,000  Leased
Beijing, China          Office, plant
                        and warehouse Manufacturing             17,000  Leased
Dublin, Ireland         Office, plant
                        and warehouse Manufacturing             40,000  Owned

--------
  *Property held as collateral for Malaysian revolving credit facility. See
Note 5 to the Notes to Consolidated Financial Statements under Item 8.

  The Company owns a building in Dassel, Minnesota which is leased by the Company to the acquiror of a subsidiary which was previously sold by the Company.

  One facility in Chunchon, comprising 120,700 square feet and one facility in Chung Ju, comprising 93,000 square feet are being offered for sale.

  The Company believes that its existing manufacturing facilities are adequate to support customer requirements during fiscal 1996.

ITEM 3. LEGAL PROCEEDINGS

  On November 18, 1994, the Company announced that it had entered into an agreement to dismiss the 1993 securities class action suit brought against the Company and certain former Company Officers in U.S. District Court for the Central District of California. Settlement of the suit is subject to the terms of a definitive agreement which was submitted to the court for preliminary approval during December 1994. On May 31, 1995, the Court entered a judgement dismissing the litigation as to all claims against the Company and the other defendants, pursuant to an agreement by the parties to settle the litigation. Under the terms of this settlement, the Company will not be required to make any cash payments but will contribute shares of its common stock having an aggregate value of $1.25 million, which was provided for in fiscal 1994. The stock, along with $2.75 million from the Company's insurance carrier, will be distributed, after court approval, to a class consisting of all persons who purchased the Company's common stock during the period of October 22, 1992, through October 1, 1993.

  The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "APM". The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock.

                                                                   HIGH   LOW
                                                                  ------ ------
      Fiscal year ending September 30, 1994
        First Quarter............................................ $6 1/2 $5 1/8
        Second Quarter...........................................  7 3/8  5 1/8
        Third Quarter............................................  6 5/8  4 1/4
        Fourth Quarter...........................................  5 3/8  4
      Fiscal year ending September 30, 1995
        First Quarter............................................ $4 3/8 $2 1/4
        Second Quarter...........................................  3 7/8  2 1/2
        Third Quarter............................................  7      2 5/8
        Fourth Quarter........................................... 18 3/8  7 1/8

  At December 15, 1995, there were approximately 1,682 record holders of the Company's Common Stock.

  There were no cash dividends paid by the Company during the fiscal years 1995 or 1994. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

                         APPLIED MAGNETICS CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

            (IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYMENT AMOUNTS)

                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
OPERATIONS
Net sales...................  $292,600  $275,927  $335,898  $297,864  $385,053
Income (Loss) from
 continuing operations......     1,748   (52,670)  (43,728)      315   (15,805)
Loss from discontinued
 operations.................       --        --        --    (25,422)   (2,479)
Net income (loss)...........     1,748   (52,670)  (43,728)  (25,107)  (18,284)
Net income (loss) per share:
  Net income (loss) from
   continuing operations....  $   0.08  $  (2.39) $  (2.17) $   0.02  $  (0.97)
  Loss from discontinued
   operations...............       --        --        --      (1.53)    (0.15)
  Net income (loss).........  $   0.08  $  (2.39) $  (2.17) $  (1.51) $  (1.12)
Weighted average common and
 dilutive equivalent shares
 outstanding:                   22,472    22,082    20,156    16,604    16,294
Order backlog...............  $107,466  $ 64,781  $ 77,126  $ 96,104  $113,794
Year-end employment.........     5,478     5,531     7,259     7,407     9,183
BALANCE SHEET
Working capital (1).........  $ (5,963) $(36,443) $ 33,920  $ 17,823  $ 17,677
Total assets................   246,817   220,556   278,516   263,319   299,811
Total debt..................    69,629    67,151    57,183    71,224    74,850
Shareholders' investment....   103,592    98,433   151,095   124,399   150,078

Note: Balance Sheet data for 1991 has not been restated for discontinued operations.
--------
(1) This balance includes borrowings outstanding under loan facilities with a Malaysian bank which have been in place since June 1990, are callable on demand, have no termination date and are guaranteed by the Company. The balances at September 30, 1995, 1994, 1993, 1992 and 1991 were $46.9 million, $46.1 million, $35.2 million, $38.1 million and $29.4 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

  The Company posted a net profit in fiscal 1995, as compared to net losses during the previous two years of the three year period ended September 30, 1995. The Company's successful turnaround is attributed to numerous factors, including increased customer demand for its thin film products, substantial cost reductions implemented during the last quarter of fiscal 1994, timely production ramps on a number of qualified thin film programs and significant technological process improvements which increased production volumes. This growth was supported by generation of cash as a result of completion of the sale of the Company's Tape Head business unit to Seagate and aggressive cash management practices which included accelerated payment terms with some of the Company's customers, completion of a secured asset-based revolving line of credit and extension of payment on a revolving credit facility with a commercial bank. See "Liquidity" for further discussion.

  During fiscal 1995, in response to market demands occurring over the three year period, the Company continued its shift from production of ferrite disk heads to thin film disk heads, which offer superior performance characteristics over ferrite disk heads and became competitively priced. The Company furthered its technological development from the thin film microslider to the nanoslider form factor and by the first quarter of fiscal 1995, substantially all thin film shipments were nanoslider products. The Company also made substantial progress in thin film production process improvements including conversion from 3 inch substrate ("wafer") to 6 inch wafer fabrication (which produces more thin film disk heads per wafer), and conversion to fully etched air bearing ("FEAB") and negative pressure air bearing disk head designs, that allowed certain of its products to demonstrate improved performance.

  MR disk head product development continues to be critical for the Company's future growth. The Company is committed to substantial engineering, production process and capital investments in MR. It continued to ship prototype and qualification samples to selected customers. The Company expects to ship production quantities of MR disk heads by the end of fiscal 1996. See "Products" under Item 1.

  During fiscal 1994 and fiscal 1993, market demand shifted to the thin film nanoslider form factor from the microslider form factor and from ferrite disk heads. This unexpected rapid market transition contributed to the substantial losses in fiscal 1994 as the Company struggled with its thin film manufacturing process which impacted the Company's ability to quickly ramp production to achieve desired levels of volume shipments in response to strong market demand. The market transition impacted fiscal 1993 as the Company sustained significant losses and recorded a $49.6 million restructuring charge in the fourth quarter to consolidate manufacturing resources and write-down production assets (primarily related to ferrite and thin film microslider production) to their estimated net realizable values.

  Fiscal 1993 also included completion of management's strategic plan to focus solely on the design, manufacture and sale of magnetic recording head products. The execution of the plan included sale of non-core businesses, a secondary public offering, and establishing a strategic corporate relationship with HML .

ANNUAL RESULTS OF OPERATIONS

                                                   YEARS ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                     1995      1994      1993
         (IN THOUSANDS)                            --------  --------  --------
      Thin Film Disk Head Products
        Net Sales................................. $250,873  $133,909  $139,553
        Percentage of Total.......................     85.7%     48.5%     41.6%
      Ferrite Disk Head Products
        Net Sales.................................   30,443   123,254   177,094
        Percentage of Total.......................     10.4%     44.7%     52.7%
      Tape Head Products
        Net Sales.................................   11,284    18,764    19,251
        Percentage of Total.......................      3.9%      6.8%      5.7%
                                                   --------  --------  --------
      Total Net Sales............................. $292,600  $275,927  $335,898
                                                      100.0%    100.0%    100.0%
                                                   ========  ========  ========

  NET SALES: Net sales increased 6% from fiscal 1994 to fiscal 1995. Net sales of thin film disk head products increased as a percentage of total net sales from 48.5% of net sales in 1994 to 85.7% of net sales in 1995. In absolute terms, thin film net sales increased 87.3% from 1994 to 1995. The significant growth in thin film disk heads was attributable to achievement of production volumes for nanoslider products and continued strong demand by certain customers on more mature products. Thin film disk head net sales increased quarter-to-quarter for fiscal 1995 and were $41.9 million, $57.9 million, $71.9 million and $79.2 million, respectively. This increase during the first two quarters was due to significant growth in thin film disk head shipments, while the last two quarters were primarily due to the change in mix of shipments from head gimbal assemblies ("HGAs") to head stack assemblies ("HSAs") and to a lesser extent due to growth in thin film disk head shipments. Net sales of ferrite disk head products decreased 75.3% in fiscal 1995 from fiscal 1994. The Company attributes the decline to the market shift to thin film disk heads that offer competitive prices and superior performance and to the Company's decision in fiscal 1994 to focus on thin film disk head product development. The Company believes that computer drive industry demand will continue to shift to thin film and MR disk heads over the long term. As a result, over the past three fiscal years, the Company has committed its engineering and production resources to further advancement of thin film inductive technology. Net sales for tape head products decreased 39.9% in fiscal 1995 from fiscal 1994. Tape head products were produced by the Company's Tape Head business unit which was sold to Seagate in December 1994. Pursuant to the sales agreement, the Company continues to provide certain tape-related goods and services on an ongoing basis.

  Net sales decreased 17.9% from fiscal 1993 to 1994. Net sales of thin film disk head products increased as a percent of total net sales from 41.6% in 1993 to 48.5% of net sales in 1994, but in absolute terms, net sales decreased slightly, by 4.0%, from 1993 to 1994. The decline was caused by difficulties experienced by the Company in achieving production volumes of nanoslider products. Net sales of thin film disk head products for three quarters of fiscal 1994 remained between $30.9 million and $32.5 million. In the fourth quarter of fiscal 1994, thin film disk head shipments increased to $38.0 million as a result of improved production yields. Net sales of ferrite disk head products decreased 30.4% from fiscal 1993 to 1994 as a result of maturing of ferrite-based drive programs for which the Company is a supplier. Net sales of tape head products remained flat in fiscal 1994 as compared to 1993.

  GROSS PROFIT: The gross margin increased in fiscal 1995 to 13.6% as compared to (2.2%) in fiscal 1994. The increase resulted from significantly higher revenues due to improved production volumes generated from technological improvements in the thin film nanoslider production processes, conversion from the 3 inch to 6 inch wafer fabrication, and due to continued cost reductions implemented during the last quarter of fiscal 1994.

  The gross margin decreased in fiscal 1994 to (2.2%) as compared to 14.9% in fiscal 1993. This decrease was primarily due to lower sales volumes, lower average unit sales prices and manufacturing difficulties as the Company was confronted with the sudden and unexpected change in market demands from the thin film microslider to the nanoslider form factor.

  RESEARCH AND DEVELOPMENT: Research and development expenses ("R&D") were $33.7 million, $38.8 million and $32.6 million for fiscal years 1995, 1994, and 1993, respectively, before cost offsets of $14.1 million in fiscal 1994 and $15.1 million in fiscal 1993. These expenses represented 11.5%, 14.1% and 9.7% of net sales, respectively, for such periods. The cost offsets were related to developmental funding the Company received under a License and Technology Development Agreement with Hitachi Metals, Ltd. for the advancement of the Company's inductive thin film technology and the development and commercialization of MR disk head technology, and from joint product development agreements with certain major disk drive manufacturers for MR disk head development. Funding for these agreements was concluded by the end of fiscal 1994.

  R&D expenses decreased by $5.1 million from fiscal 1994 to 1995 as the Company implemented cost controls during the fourth quarter of fiscal 1994 in response to significantly lower revenues and deteriorating gross margins. R&D expenses increased $6.2 million from fiscal 1993 to 1994 as the Company increased its investment in the development and commercialization of MR disk head development and continued the advancement of inductive thin film technology.

  The Company continues to invest in advanced technology products and processes and expects that expenditures generally will increase on an absolute dollar basis, given that the revenue base can support these expenditures. The Company did not receive any development funding from customers and strategic partners in fiscal 1995.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses in absolute dollars were $7.4 million, $17.3 million, and $20.1 million in fiscal 1995, 1994 and 1993, respectively. These expenses represented 2.5%, 6.3% and 6.0% of net sales, respectively, for such periods. The continued decrease in SG&A expenses was primarily due to a cost reduction program implemented during the fourth quarter of fiscal 1994 in response to lower sales volume. The Company expects that SG&A expenses as a percent of sales will vary from period to period depending on the level of net sales.

  SPECIAL CHARGES: There were no special charges in fiscal 1995 and 1994. Results from fiscal 1993 include a restructuring charge of $49.6 million to consolidate manufacturing resources and write-down manufacturing equipment to estimated net realizable values primarily as a result of the unexpectedly rapid market transition from ferrite and from the thin film microslider to the nanoslider form factor.

  INTEREST INCOME AND EXPENSE: Interest income was $2.0 million in fiscal 1995, and $0.8 million in both fiscal 1994 and 1993. Interest income increased $1.2 million in fiscal 1995 from 1994 due to higher average cash balances and improved investment management. Interest income remained unchanged in fiscal 1994 from 1993, primarily due to similar average cash balances in both years. Interest expense was $4.9 million, $4.2 million and $5.6 million in fiscal 1995, 1994 and 1993, respectively. Interest expense increased $0.7 million in fiscal 1995 from 1994 primarily as a result of higher average interest rates on the Malaysian bank loans and letter of credit and loan fees related to the secured asset-based revolving line of credit established in January 1995. Interest expense decreased $1.4 million in fiscal 1994 from 1993 which included the write-off of certain loan origination expenses related to repayment of debt from proceeds of the Company's equity offering in February 1993.

  OTHER INCOME (EXPENSE): Other income of $6.3 million in fiscal 1995 included $4.9 million income recognized as the Company completed certain performance milestones pursuant to the sale of its Tape Head business unit to Seagate. See
Note 6 of Notes to Consolidated Financial Statements for further discussion of the agreement. Other income in fiscal 1995 also included $1.3 million related to sale of tooling and excess assets. Other income (expense) for fiscal 1994 and 1993 primarily consisted of foreign exchange translation and transaction gains and losses.

  PROVISION FOR INCOME TAXES: For fiscal years 1995, 1994 and 1993, the most significant component of the provision for income taxes was foreign taxes for which there were no foreign tax credit offsets available. See Note 3 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  In fiscal 1995, in order to improve liquidity and as part of a cash management and operating plan implemented by the Company, cost and cash expenditure controls were established, accelerated payment terms were negotiated with some of the Company's customers, the Tape Head business unit was sold to Seagate and the Company completed other financings, including new loan credit facilities, extensions or renewals of existing facilities and lease financing. The Company expects to continue to use lease financing for capital expenditures and anticipates that it will continue to maintain cost and expenditure controls to provide acceptable liquidity.

  As of September 30, 1995, the Company's cash and cash equivalents balance increased to $48.2 million from $20.8 million at September 30, 1994. During fiscal 1995, the Company generated $18.9 million from operating activities, including $1.7 million from net income, $27.6 million from depreciation and amortization, $23.1 million from increased accounts payable and $3.8 million from decreased inventory, primarily offset by $17.8 million in increased accounts receivable to support higher net sales levels. During fiscal 1995, net cash of $4.6 million was also generated from financing activities, primarily due to additional capital leases for equipment and proceeds from stock options exercised. During this period, the Company used cash to make $23.4 million in capital expenditures, primarily related to increasing thin film disk production capacity and the development of MR disk head technology. Additionally, the Company entered into $9.8 million of operating leases for machinery and equipment, with terms of up to three (3) years.

  The Company also generated $25.3 million in cash from the sale of businesses and assets which were made up of the following: (1) the sale of a building in Singapore for $4.9 million; (2) the sale of its Tape Head business unit to Seagate for $21.5 million, of which the Company received $14.0 million at the closing date of the transaction and $5.7 million, net of related costs, upon completion of certain performance milestones and (3) $0.7 million for the sale of excess machinery and equipment. See Note 6 of Notes to Consolidated Financial Statements for discussion of the Seagate agreement.

  At September 30, 1995, total debt, including notes payable, was $69.6 million, an increase of $2.4 million from the balance outstanding at September 30, 1994, primarily due to capital lease financing in Malaysia, where the Company has substantial manufacturing operations. The Company also had fully drawn down its unsecured Malaysian credit facilities to $46.9 million from a bank in Malaysia. In May 1995, the Company's Malaysian subsidiary agreed with the Malaysian bank to continue these credit facilities which have been in place since 1990.

The facilities are callable on demand, have no termination date, are guaranteed by the Company, are secured by the Malaysian subsidiary's real property holdings in Malaysia and are subject to certain covenants which preclude the subsidiary from granting liens and security interests in other assets. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. During fiscal 1995, the Company's Malaysian subsidiary entered into $5.1 million in capital lease agreements for machinery and equipment.

  In January 1995, the Company retired the $10.0 million debt obligation owed to Conner. The Company obtained a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three year term and is secured by trade receivables, inventories and certain other assets. As of September 30, 1995, $7.5 million of borrowings was outstanding. The $7.5 million was fully repaid during October 1995. The balance available for additional borrowings under this line of credit was approximately $1.3 million at September 30, 1995 and the Company was in compliance with all financial covenants.

  In May 1995, the Company obtained an extension to March 1996, of the maturity date on a $10.0 million revolving credit facility from a commercial bank. This facility is secured by a letter of credit issued for the account of HML, subject to reimbursement by the Company. The Company's reimbursement obligation to HML is secured by a security interest and lien on certain machinery and equipment.

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

  In 1996, the Company plans approximately $100.0 million in capital expenditures related primarily to improving thin film production processes, increasing thin film production volumes and development and production of MR technologies and products. During the next twelve months, the Company believes it will have sufficient cash flows from operations and equipment lease financing alternatives to meet its operating and capital expenditure requirements.

  The Company's accounts receivable and inventory balances are heavily concentrated with a small number of customers. Sales to Conner and Maxtor accounted for 41% and 19%, respectively, for the Company's sales in 1995. If any large customer of the Company became unable to pay its debts to the Company, liquidity would be adversely affected.

  In fiscal 1995, Conner agreed to be acquired by Seagate. The Company anticipates that such acquisition will result in a significant decrease in the sales volumes to Conner in fiscal 1996 and in future years. See "Customers and Marketing" under Item 1.

  The Company operates in a number of foreign countries. Purchases of certain raw materials and certain labor costs are paid for in foreign currencies, as well as repayments of a portion of the Company's Malaysian debt denominated in ringgitts. The Company is not currently hedging against potential foreign exchange risk. Fluctuations of foreign currency to the dollar could have a significant effect on reported cash balances. The effect of foreign currency exchange rate changes were increases of $0.1 million and $1.2 million in cash, for fiscal 1995 and 1994, respectively.

  Market and customer demand continues to be strong for the Company's thin film disk heads. In the event that demand for the Company's products declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to increase sales or maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there would be a significant adverse impact on liquidity. This would require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.

RECENT ACCOUNTING PRONOUNCEMENTS

  In March of 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

  This Statement will become effective for financial statements of the Company in the first quarter of fiscal 1997. Management has not yet determined the impact which SFAS 121 will have on the Company's financial position and results of operations when it is adopted.

                         APPLIED MAGNETICS CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
   FINANCIAL STATEMENTS:                                                   ----
     Report of Independent Public Accountants (Arthur Andersen LLP)......  F-2
     Consolidated Statements of Operations for the 52 weeks ended
      September 30, 1995, September 30, 1994 and September 30, 1993......  F-3
     Consolidated Balance Sheets as of September 30, 1995 and September
      30, 1994...........................................................  F-4
     Consolidated Statements of Cash Flows for the 52 weeks ended
      September 30, 1995, September 30, 1994 and September 30, 1993......  F-5
     Consolidated Statements of Shareholder's Investment for the 52 weeks ended September 30, 1995, September 30, 1994 and September 30,
      1993...............................................................  F-6
     Notes to Consolidated Financial Statements..........................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Applied Magnetics Corporation:

  We have audited the accompanying consolidated balance sheets of Applied Magnetics Corporation (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Magnetics Corporation and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
December 12, 1995

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
Net sales................................. $  292,600  $  275,927  $  335,898
Cost of sales.............................    252,684     281,997     286,017
                                           ----------  ----------  ----------
  Gross profit (loss).....................     39,916      (6,070)     49,881
                                           ----------  ----------  ----------
Research and development expenses.........    (33,655)    (24,682)    (17,504)
Selling, general and administrative
 expenses.................................     (7,434)    (17,267)    (20,115)
Restructuring charge .....................        --          --      (49,600)
Interest income...........................      1,996         825         803
Interest expense..........................     (4,826)     (4,216)     (5,632)
Other income (expense), net...............      6,335        (160)      1,244
                                           ----------  ----------  ----------
  Income (Loss) before income taxes.......      2,332     (51,570)    (40,923)
Provision for income taxes................        584       1,100       2,805
                                           ----------  ----------  ----------
  Net Income (loss)....................... $    1,748  $  (52,670) $  (43,728)
                                           ==========  ==========  ==========
  Net income (loss) per share............. $     0.08  $    (2.39) $    (2.17)
                                           ==========  ==========  ==========
Weighted average common and dilutive
 equivalent shares outstanding............ 22,472,208  22,081,751  20,155,868
                                           ==========  ==========  ==========


The accompanying Notes to Consolidated Financial Statementsare an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS EXCEPT SHARE AND PAR VALUE DATA)

                                                             AS OF SEPTEMBER 30,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
ASSETS
Current assets:
  Cash and equivalents.....................................  $ 48,236  $ 20,761
  Accounts receivable, less allowances of $652 in 1995 and
   $3,629 in 1994..........................................    36,571    18,720
  Inventories..............................................    32,727    31,520
  Prepaid expenses and other...............................    10,411     6,879
                                                             --------  --------
                                                              127,945    77,880
                                                             --------  --------
Property, plant and equipment, at cost:
  Land.....................................................     2,556     3,992
  Buildings................................................    67,314    77,745
  Manufacturing equipment..................................   146,706   163,068
  Other equipment and leasehold improvements...............    29,410    30,743
  Construction in progress.................................     6,967    13,814
                                                             --------  --------
                                                              252,953   289,362
Less--accumulated depreciation and amortization............  (148,636) (165,046)
                                                             --------  --------
                                                              104,317   124,316
                                                             --------  --------
Other assets...............................................    14,555    18,360
                                                             --------  --------
                                                             $246,817  $220,556
                                                             ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current portion of long-term debt........................  $ 12,004  $ 20,412
  Bank notes payable.......................................    54,371    46,062
  Accounts payable.........................................    44,535    22,332
  Accrued payroll and benefits.............................     9,361     9,406
  Other current liabilities................................    13,637    16,111
                                                             --------  --------
                                                              133,908   114,323
                                                             --------  --------
Long-term debt, net........................................     3,254       677
                                                             --------  --------
Other liabilities..........................................     6,063     7,123
                                                             --------  --------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized 5,000,000
   shares, none issued and outstanding.....................       --        --
  Common stock, $.10 par value, authorized 40,000,000
   shares, issued 22,619,205 shares and 22,161,460 shares
   at September 30, 1995 and 1994, respectively............     2,262     2,216
  Paid-in capital..........................................   181,191   178,481
  Retained deficit.........................................   (79,031)  (80,779)
                                                             --------  --------
                                                              104,422    99,918
Treasury stock, at cost (96,603 shares and 92,509 shares at
 September 30, 1995 and 1994, respectively)................      (830)     (812)
Unearned restricted stock compensation.....................       --       (673)
                                                             --------  --------
                                                              103,592    98,433
                                                             --------  --------
                                                             $246,817  $220,556
                                                             ========  ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                               FOR THE YEARS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1995       1994       1993
                                               ---------  ---------  ----------
Cash Flows from Operating Activities:
Net profit (loss).............................  $   1,748  $ (52,670) $ (43,728)
Adjustments to derive cash flows:
  Depreciation and amortization...............     27,600     23,643     29,866
  Gain on sale of business and assets.........     (6,109)       --         --
  Provision for receivable allowances.........        --         100        550
  Restructuring charge........................        --         --      49,600
  Deferred tax provision......................        --         --       1,384
  Amortization of unearned restricted stock
   compensation, net..........................        721       (145)     1,225
  Other assets................................        --      (4,167)    (1,103)
  Other liabilities...........................     (1,060)      (300)    (3,278)
  Other, net..................................        --       1,123        303
  Working capital changes affecting cash flows
   from operations:
   Accounts receivable........................    (17,712)    19,053    (11,562)
   Other receivables..........................        --       5,170     10,900
   Inventories................................     (3,772)    10,906     (5,827)
   Prepaid expenses and other.................     (3,074)      (305)      (921)
   Accounts payable...........................     23,168     (5,955)    (3,007)
   Accrued payroll and benefits...............        181     (2,739)     2,558
   Other current liabilities..................     (2,795)    (6,654)     2,424
                                                ---------  ---------  ---------
  Net cash flows provided by (used in)
   operating activities.......................     18,896    (12,940)    29,384
                                                ---------  ---------  ---------
Cash Flows from Investing Activities:
Additions to property, plant and equipment....    (23,401)   (31,452)   (56,652)
Proceeds from sale of businesses and assets,
 net..........................................     25,264      3,516     15,409
Notes receivable..............................      2,048      2,038      1,433
                                                ---------  ---------  ---------
 Net cash flows provided by (used) in invest-
  ing activities..............................      3,911    (25,898)   (39,810)
                                                ---------  ---------  ---------
Cash Flows from Financing Activities:
Proceeds from issuance of debt................    160,868    142,767    107,724
Proceeds from issuance of capital lease
 obligations..................................      5,142        464        728
Repayment of debt.............................   (163,705)  (134,402)  (127,127)
Proceeds from sale of common stock............        --         --      66,488
Proceeds from stock options exercised.........      2,270        153      1,475
                                                ---------  ---------  ---------
  Net cash flows provided by financing
   activities.................................      4,575      8,982     49,288
                                                ---------  ---------  ---------
Effect of exchange rate changes on cash and
 equivalents..................................         93      1,246       (964)
                                                ---------  ---------  ---------
Net increase (decrease) in cash and
 equivalents..................................     27,475    (28,610)    37,898
Cash and equivalents at beginning of period...     20,761     49,371     11,473
                                                ---------  ---------  ---------
Cash and equivalents at end of period.........  $  48,236  $  20,761  $  49,371
                                                =========  =========  =========
Supplemental Cash Flow Data:
Interest paid, net of amounts capitalized.....  $   4,827  $   4,215  $   4,158
                                                =========  =========  =========
Income taxes paid.............................  $     494  $   1,025  $   1,209
                                                =========  =========  =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK                           TREASURY STOCK
                         ------------------                      ----------------
                                                                                     UNEARNED
                                                                                    RESTRICTED    SHARE-
                         NUMBER OF           PAID-IN   RETAINED  NUMBER OF            STOCK      HOLDERS'
                           SHARES    AMOUNT  CAPITAL   DEFICIT    SHARES   AMOUNT  COMPENSATION INVESTMENT
                         ----------  ------  --------  --------  --------- ------  ------------ ----------
Balance,
 September 30, 1992..... 16,444,323  $1,644  $109,563  $ 15,619   67,626   $(631)    $(1,796)    $124,399
  Stock options
   exercised............    359,772      36     2,780       --       --      --          --         2,816
  Issuance of common
   stock................  5,291,070     529    65,959       --       --      --          --        66,488
  Purchase of treasury
   stock, net...........        --      --        --        --    11,702    (105)        --          (105)
  Restricted stock
   issuance, net........     58,577       6       231       --       --      --         (237)         --
  Amortization of
   unearned restricted
   stock compensation,
   net..................        --      --        --        --       --      --        1,225        1,225
  Net loss..............        --      --        --    (43,728)     --      --          --       (43,728)
                         ----------  ------  --------  --------   ------   -----     -------     --------
Balance,
 September 30, 1993..... 22,153,742   2,215   178,533   (28,109)  79,328    (736)       (808)     151,095
  Stock options
   exercised............     26,087       3       226       --       --      --          --           229
  Purchase of treasury
   stock, net...........        --      --        --        --    13,181     (76)        --           (76)
  Restricted stock
   issuance, net........    (18,369)     (2)     (278)      --       --      --          280          --
  Amortization of
   unearned restricted
   stock compensation,
   net..................        --      --        --        --       --      --         (145)        (145)
  Net loss..............        --      --        --    (52,670)     --      --          --       (52,670)
                         ----------  ------  --------  --------   ------   -----     -------     --------
Balance,
 September 30, 1994..... 22,161,460   2,216   178,481   (80,779)  92,509    (812)       (673)      98,433
  Stock options
   exercised............    399,773      40     2,668       --       --      --          --         2,708
  Purchase of treasury
   stock, net...........        --      --        --        --     4,094     (18)        --           (18)
  Restricted stock
   issuance, net........     57,972       6        42       --       --      --          (48)         --
  Amortization of
   unearned restricted
   stock compensation,
   net..................        --      --        --        --       --      --          721          721
  Net income............        --      --        --      1,748      --      --          --         1,748
                         ----------  ------  --------  --------   ------   -----     -------     --------
Balance,
 September 30, 1995..... 22,619,205  $2,262  $181,191  $(79,031)  96,603   $(830)    $   --      $103,592
                         ==========  ======  ========  ========   ======   =====     =======     ========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Applied Magnetics Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain 1993 and 1994 accounts have been reclassified to conform with the 1995 presentation.

  TRANSLATION OF FOREIGN CURRENCIES: Financial statements and transactions of subsidiaries operating in foreign countries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The functional currency for all subsidiaries is the U.S. dollar. The effect of translating assets and liabilities stated in foreign currency is included as a component of "Other Income (Expense), net" in the Consolidated Statements of Operations. Translation and transaction losses of $0.2 million in 1995 and 1994, and gains of $0.8 million in 1993 were included in operations.

  The Company operates in a number of foreign countries. The relative impact of foreign currency fluctuations on revenue is not significant as product pricing is generally based on the U.S. dollar. Purchases of certain raw materials and certain labor costs are paid for in foreign currencies. Malaysian debt maturities are not currently hedged. As a result, effects of currency rate fluctuations can affect results of operations. Fluctuations may also have a significant effect on reported cash balances.

  DEPRECIATION AND AMORTIZATION POLICIES: Plant and equipment are depreciated or amortized over their estimated useful lives primarily using the straight-line method. Estimated useful lives are as follows:

         Buildings................................   15-50 Years
         Manufacturing equipment..................     2-5 Years
         Other equipment..........................     1-5 Years
         Leasehold improvements................... Term of Lease

  Depreciation and amortization expense from continuing operations amounted to $27.6 million, $23.6 million and $29.9 million in 1995, 1994 and 1993, respectively.

  The Company follows the policy of capitalizing expenditures that materially increase asset lives. Maintenance and minor replacements are charged to operations when incurred. Maintenance and repair expenses charged to operations were $6.4 million, $8.7 million and $7.1 million in 1995, 1994 and 1993, respectively. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in operations.

  The cost of buildings and equipment includes interest expense incurred prior to the time such assets are placed in service. Interest expense of $1.0 million was capitalized in 1993. No interest was capitalized in 1995 and 1994.

  CASH EQUIVALENTS: Cash equivalents consist primarily of money market instruments maturing within 90 days that are carried at cost, which approximates market. Cash equivalents were $43.6 million and $15.5 million at September 30, 1995 and September 30, 1994, respectively.

  INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead.

                         APPLIED MAGNETICS CORPORATION

  INVENTORIES: The components of inventory were as follows (in thousands):

                                                                 SEPTEMBER 30
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
      Purchased parts and manufacturing supplies............... $13,036 $ 9,970
      Work in process..........................................  17,589  17,436
      Finished goods...........................................   2,102   4,114
                                                                ------- -------
                                                                $32,727 $31,520
                                                                ======= =======

  REVENUE RECOGNITION AND WARRANTY POLICIES: Revenue is recognized at the time the product is shipped to the customer. Under the Company's warranty terms, customers are allowed to return products within the applicable warranty periods. The Company accrues for the estimated rework and scrap costs associated with anticipated returns. In addition, the Company reverses the net sales and associated costs upon receipt of returned products.

  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE: Net income (loss) per common and common equivalent share is calculated using the treasury stock method, except in those periods where the effect of including common equivalent shares is anti-dilutive.

  RESEARCH AND DEVELOPMENT EXPENSES: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred. Sustaining engineering is charged to cost of sales.

  OTHER LIABILITIES: Other liabilities are primarily composed of the non-current portion of accrued expenses related to various employee compensation plans.

  INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 3.

  STOCK OPTIONS: Proceeds from the sale of common stock issued upon the exercise of stock options are credited to common stock and paid-in capital accounts at the time the option is exercised. Income tax benefits attributable to stock options exercised are credited to paid-in capital when realized. See
Note 4.

  CONSOLIDATED STATEMENTS OF CASH FLOWS: In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company has selected the "indirect method" of presentation for reporting cash flows.

2. SEGMENTS OF BUSINESS

  The Company operates in one market worldwide--components for the computer peripheral industry. The Company's trade receivables are unsecured. Sales to major customers are as follows:

                                                                FISCAL YEAR
                                                                   ENDED
                                                               SEPTEMBER 30,
      (AS A PERCENTAGE OF SALES)                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
      Conner Peripherals......................................  41%   53%   21%
      Maxtor..................................................  19%   13%   28%
      All Others..............................................  40%   34%   51%
                                                               ---   ---   ---
      Total................................................... 100%  100%  100%
                                                               ===   ===   ===

                         APPLIED MAGNETICS CORPORATION

  Export sales are made by the United States operations to the following geographic locations (in thousands):

                                                          1995    1994    1993
                                                        -------- ------- -------
      Europe........................................... $    159 $ 1,523 $11,533
      Asia.............................................  231,781  35,082   6,564
      North America....................................      --       67     --
                                                        -------- ------- -------
                                                        $231,940 $36,672 $18,097
                                                        ======== ======= =======

  Information regarding the Company's domestic and foreign operations is as follows (in thousands):

                                              UNITED STATES FOREIGN    TOTAL
                                              ------------- --------  --------
      1995
      Net sales..............................   $271,947    $ 20,653  $292,600
                                                ========    ========  ========
      Intercompany sales.....................   $138,230    $213,260  $    --
                                                ========    ========  ========
      Operating profit (loss)................   $ (3,608)   $  8,770  $  5,162
      Interest expense, net..................                           (2,830)
                                                                      --------
        Income before income taxes...........                         $  2,332
                                                                      ========
      Identifiable assets....................   $165,064    $ 81,753  $246,817
                                                ========    ========  ========
      1994
      Net sales..............................   $ 98,680    $177,247  $275,927
                                                ========    ========  ========
      Intercompany sales.....................   $229,022    $220,507  $    --
                                                ========    ========  ========
      Operating loss.........................   $(27,162)   $(21,017) $(48,179)
      Interest expense, net..................                           (3,391)
                                                                      --------
        Loss before income taxes.............                         $(51,570)
                                                                      ========
      Identifiable assets....................   $141,029    $ 79,527  $220,556
                                                ========    ========  ========
      1993
      Net sales..............................   $159,854    $176,044  $335,898
                                                ========    ========  ========
      Intercompany sales.....................   $202,335    $236,317  $    --
                                                ========    ========  ========
      Operating loss.........................   $(32,749)   $ (3,345) $(36,094)
      Interest expense, net..................                           (4,829)
                                                                      --------
        Loss before income taxes.............                         $(40,923)
                                                                      ========
      Identifiable assets....................   $164,267    $114,249  $278,516
                                                ========    ========  ========

                         APPLIED MAGNETICS CORPORATION

  Foreign operations primarily consist of operations in the Asia-Pacific region. The increase in U.S. export sales to Asia and the decrease in sales of foreign operations in fiscal 1995 was due to the closure of the Company's production facility in Singapore in July 1994 and the transfer of sales invoicing responsibility to the U.S. operations.

  See Note 7 regarding the charges recorded in 1993 associated with restructuring of operations. The segment of business information presented above reflects an allocation of such restructuring charges to the location in which restructuring costs were incurred. The amount of these charges allocated between foreign and domestic operations were $30.0 million and $19.6 million, respectively, in 1993.

  Results of operations for United States-based operations include all research and development expenditures, thereby causing an unfavorable comparison with the operating results of foreign-based operations.

  United States income for 1993 and 1994 include research and development cost offsets relating to the license and technology development agreement with Hitachi Metals, Ltd. ("HML"). See Note 9.

3. INCOME TAXES

  The provision for income taxes for the years ended September 30, consists of (in thousands):

                                                              1995  1994   1993
                                                              ---- ------ ------
      Federal Income Taxes
        Current.............................................. $--  $  --  $  --
        Deferred.............................................  --     --   1,384
      State income taxes
        Current..............................................   92    211    226
        Deferred.............................................  --     --     --
      Foreign income taxes...................................  492    889  1,195
                                                              ---- ------ ------
                                                              $584 $1,100 $2,805
                                                              ==== ====== ======

  Reconciliations of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for continuing operations were as follows (in thousands):

                                                    1995      1994      1993
                                                   -------  --------  --------
      Income tax at the United States federal
       income tax rate............................ $   816  $(18,050) $(13,913)
      State income taxes, net of federal income
       tax benefit................................      59       137       149
      Foreign income taxed at lower rate..........  (2,217)     (550)   (1,536)
      Temporary differences/net operating losses
       not benefitted.............................   1,926    19,563    18,116
      Other, net..................................     --         --       (11)
                                                   -------  --------  --------
                                                   $   584  $  1,100  $  2,805
                                                   =======  ========  ========

                         APPLIED MAGNETICS CORPORATION

  The provision (benefit) for deferred income taxes results from temporary differences which result from different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each at September 30, 1995 and 1994 were as follows (in thousands):

                                                               1995      1994
                                                             --------  --------
      Inventory reserves.................................... $  1,348  $  5,181
      Restructuring & other reserves........................    9,594    10,169
      Net operating loss carryforwards......................   32,536    24,204
      Foreign tax & general business credit carryforwards...    5,442     4,763
      Depreciation..........................................   (4,970)   (3,396)
      Other, net............................................    2,783     1,884
                                                             --------  --------
        Subtotal............................................ $ 46,733  $ 42,805
      Valuation allowance...................................  (46,733)  (42,805)
                                                             --------  --------
      Total net deferred tax asset (liability).............. $    --   $    --
                                                             ========  ========

  SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of September 30, 1995, the Company had total deferred tax liabilities of $5.0 million and total deferred tax assets of $51.7 million. The Company recorded a valuation allowance in the amount of $46.7 million against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve increased from $42.8 million at September 30, 1994 primarily due to the current year net operating loss which cannot be recognized.

  Consolidated retained deficit at September 30, 1995 included approximately $63.9 million of accumulated earnings of foreign operations for which a deferred tax liability has not been recognized. The additional taxes which may become due if those earnings were to be repatriated to the United States, after utilizing available foreign tax credits, would be approximately $20.5 million. However, the Company intends to reinvest these earnings indefinitely in maintaining its foreign operations.

  The Company had net operating loss carryforwards available for tax purposes of approximately $79.4 million. To the extent not used, the net operating loss carryforward expires in varying amounts beginning in 2006.

4. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS

  The Company adopted stock option plans in 1988, 1992 and 1994. Incentive or nonstatutory stock options may be granted under the 1992 and 1994 plans while the 1988 plan is limited to nonstatutory options only. The options are issued at exercise prices equal to the fair market value of the Common Stock at the date of grant, and, accordingly, the Company makes no charges against income with respect to these options. Stock option activity under the option plans was as follows:

                                                    OPTIONS OUTSTANDING
                                              ---------------------------------
                                                OPTION
                                               PRICE PER  NUMBER OF  AVAILABLE
                                                 SHARE     SHARES    FOR GRANT
                                              ----------- ---------  ----------
      Balance at September 30, 1994.......... $5.00-13.63 1,553,502     744,288
        Grants............................... $2.38- 8.88 1,090,455  (1,090,455)
        Exercised............................ $3.88- 9.38  (338,236)        --
        Cancelled............................ $2.38-13.63  (861,520)    861,520
                                                          ---------  ----------
      Balance at September 30, 1995.......... $2.38-13.63 1,444,201     515,353
                                                          =========  ==========

                         APPLIED MAGNETICS CORPORATION

  At September 30, 1995, 1994 and 1993, there were exercisable options outstanding under the option plans to purchase an aggregate of 161,889, 812,002 and 591,786 shares, respectively.

  The Company adopted long-term incentive plans in 1982, 1986 and 1989. Under the 1982 and 1986 plans, options were issued at exercise prices lower than the market value at the date of grant. The Company accrued as compensation expense, over the life of the plans, the amount by which the market price exceeded the exercise price at the date of grant for options outstanding and for cash performance awards granted under the plans. At September 30, 1995, no options to purchase Common Stock were available for future issuance under these two plans, and nonstatutory options of 36,036 shares were outstanding at prices from $1.90 to $2.04 per share, of which 31,248 shares were exercisable. During 1995, options for 61,537 shares were exercised at prices from $1.30 to $10.95 per share, and options for 16,208 shares were canceled. Under the 1989 plan, the Company grants shares of Common Stock at no cost to the participants. These shares are subject to restrictions which prohibit selling, transferring, assigning or otherwise disposing of the Common Stock. The restrictions automatically expire ten years following the date of grant, or earlier if certain performance objectives are achieved. The market value of Common Stock issued is recorded as unearned restricted stock compensation and shown as a separate component of shareholders' investment. This compensation is amortized against income over the periods in which the participants perform services. At September 30, 1995, 22,335 shares were available for future issuance under the 1989 plan and 95,721 shares remain subject to restrictions. During 1995, 68,000 shares were issued, 10,028 shares were canceled and restrictions were removed from 39,049 shares under the 1989 plan. Compensation expense recorded under the 1989 plan during 1995, 1994 and 1993 was approximately $0.7 million, $0.2 million and $1.2 million, respectively.

  In 1994, the Company adopted a non-qualified stock option plan for non-employee directors (the "1994 Directors' Plan"). A total of 150,000 shares of the Company's Common Stock are reserved for issuance under the 1994 Directors' Plan. Under this plan, directors who are not employed by the Company are granted options to purchase 5,000 shares of the Company's Common Stock upon being elected to the board and, thereafter, such directors receive automatic annual grants of options to acquire 5,000 shares of Common Stock on March 1 of each year provided the person continues to serve as a director. The exercise price of the options is set at the closing price of the common stock on the New York Stock Exchange on the date of grant. The options granted under the 1994 Directors' Plan become exercisable in one third increments beginning on the first anniversary following the date of grant. At September 30, 1995, options for 25,000 shares had been granted under this plan and 5,000 shares have been canceled.

  In December 1994, the Company granted 250,000 shares of the Company's Common Stock, at $4.125, to Grisanti, Galef and Goldress, Inc. ("GG&G"), a consulting firm hired in August 1994 to provide the Company with crisis management and turnaround assistance. The options would be exercisable if the turnaround engagement was successfully completed, which the Company determined to be so, in July 1995. The options became exercisable in whole or part and will expire in five years. The exercise price of the options is set at the closing price of the common stock on the New York Stock Exchange on the date of grant.

  The Company has authorized a class of Preferred Stock consisting of 5,000,000 shares, $.10 par value. The Board of Directors has authority to divide the Preferred Stock into series, to fix the number of shares comprising any series and to fix or alter the rights, privileges and preferences of the Preferred Stock. No shares of the Preferred Stock were outstanding at September 30, 1995 or September 30, 1994. During 1988, the Board of Directors declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record on November 4, 1988. Each Right entitles the holder to buy the economic equivalent of one share of Common Stock in the form of one one-hundredth of a share of the Preferred Stock at an exercise price of $75.00. Under certain conditions, each Right will entitle its holder to purchase, at the Rights exercise price, shares of the Company's Common Stock or common stock equivalents having a market value of twice the Right's exercise price.

                         APPLIED MAGNETICS CORPORATION

5. NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable and long-term debt consisted of the following at September 30 (in thousands):

                                                               1995     1994
                                                              -------  -------
      Secured revolving credit agreement, interest rate of
       10.50% as of September 30, 1995......................  $ 7,500  $   --
      7% secured note purchase agreement, due January 10,
       1995.................................................      --     9,827
      Secured revolving credit agreement due March 1996,
       interest rate of 8.75% as of September 30, 1995......   10,000   10,000
      Secured Malaysian bank credit facility, interest rates
       from 6.00% to 7.41% as of September 30, 1995.........   46,871   46,062
      Mortgage payable, interest rate of 8.50% as of
       September 30, 1995...................................      126      146
      Capital leases........................................    5,132    1,116
                                                              -------  -------
                                                               69,629   67,151
      Less--current portion, including bank notes payable...  (66,375) (66,474)
                                                              -------  -------
                                                              $ 3,254  $   677
                                                              =======  =======

  The aggregate principal payments of bank notes payable and long-term debt for the years subsequent to September 30, 1995 are: 1996--$66.4 million, 1997--$1.9 million, 1998--$1.3 million.

  In January 1995, the Company retired the $10.0 million debt obligation owed to Conner Peripherals Inc.

  The Company obtained a secured, revolving line of credit from CIT Group/Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. As of September 30, 1995, $7.5 million of borrowings was outstanding. The interest rate for the amounts outstanding under the credit facility at September 30, 1995 was 10.5%. The balance available for additional borrowings under this line of credit was approximately $1.3 million at September 30, 1995 and the Company was in compliance with all financial covenants. At September 30, 1995, $4.0 million of standby letters of credit have been issued on behalf of the Company under this facility. The $7.5 million of borrowings was fully repaid during October 1995.

  The Company has a $10.0 million revolving credit facility from a commercial bank which is supported by a letter of credit issued for the account of HML, subject to reimbursement by the Company and the liens in favor of HML on certain of the Company's manufacturing equipment. At September 30, 1995, the interest rate on the facility was 8.75%. The credit facility expires in March, 1996.

  The Company's Malaysian subsidiary has loan facilities with a Malaysian bank which have been in place since June 1990, are callable on demand, have no termination date and are guaranteed by the Company. In May 1995, the Company and the Malaysian bank amended these credit facilities to include a security interest in the Company's real property holdings in Malaysia and to include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. The Company was in compliance with all financial covenants under this facility at September 30, 1995. The interest rates outstanding on these loan facilities ranged from 5.2% to 7.6% at September 30, 1995 and had a weighted average interest rate of 6.7%. The Company intends to continue its practice of repaying maturities with new borrowings under the facilities.

                         APPLIED MAGNETICS CORPORATION

6. SALE OF ASSETS

  During the first quarter of fiscal 1995, the Company completed the sale of a facility in Singapore and received proceeds of $4.9 million in cash, which approximated book value.

  In December 1994, the Company sold its Tape Head business unit and agreed to perform certain services and to produce certain tape heads for Seagate Technology Inc., for $21.5 million in cash, of which the Company received $19.9 million during fiscal 1995. The Company recorded a gain of $5.7 million, net of related expenses, during the year ended September 30, 1995. It is estimated that certain of the remaining performance milestones will be completed by the end of the first quarter of fiscal 1996 and the remaining cash will be collected.

7. RESTRUCTURING CHARGE

  The Company recorded a restructuring charge of $49.6 million in 1993 to consolidate manufacturing resources and write-down equipment to estimated net realizable values primarily as a result of the unexpectedly rapid market transition from ferrite to thin film and from the thin film microslider to the nanoslider form factor. The Company charged costs against these reserves of $38.4 million, $5.1 million and $1.0 million in 1993, 1994, and 1995, respectively. The balance of the 1993 restructuring charge of $5.1 million is included as a component of Other Current Liabilities in the accompanying Consolidated Balance Sheet at September 30, 1995. This reserve has been assigned to adjust the carrying value of facilities in Asia and other assets identified for disposal at the time of restructuring to estimated realizable value.

8. COMMITMENTS AND CONTINGENCIES

  A portion of the Company's facilities and equipment are leased under non-cancelable operating leases and certain equipment is leased under capitalized leases. The terms of the leases for facilities and equipment expire over the next three years with renewal options in certain instances. Future minimum lease payments under capital and operating leases as of September 30, 1995 are as follows (in thousands):

                                                                   LEASES
                                                              ------------------
                                                              CAPITAL  OPERATING
                                                              -------  ---------
      1996................................................... $ 2,553   $10,939
      1997...................................................   2,055     7,874
      1998...................................................   1,206     3,311
      1999...................................................      22        21
      2000...................................................     --        --
                                                              -------   -------
      Total minimum payments................................. $ 5,836   $22,145
                                                              -------   -------
      Less imputed interest..................................    (705)
                                                              -------
      Present value of payments under capital leases.........   5,131
      Less current portion...................................  (1,984)
                                                              -------
      Long-term lease obligations............................ $ 3,147
                                                              =======

  Manufacturing and other equipment at September 30, 1995 include assets under capitalized leases of $6.0 million, with related accumulated depreciation of $1.4 million.

  Total rental expense, net of sublease rental income, for the years ended September 30, 1995, 1994, and 1993, including items on a month-to-month basis, was approximately $10.2 million, $3.6 million and $4.0 million, respectively.

  The Company does not have a post-retirement benefits program. As a result, no corresponding accrual has been reflected on the accompanying Consolidated Balance Sheets.

                         APPLIED MAGNETICS CORPORATION

  On November 18, 1994, the Company announced that it had entered into an agreement to dismiss the 1993 securities class action suit brought against the Company and certain former Company Officers in U.S. District Court for the Central District of California. On May 31, 1995, the Court entered into a judgement dismissing the litigation as to all claims against the Company and the other defendants, pursuant to an agreement by the parties to settle the litigation. The terms of this settlement have not yet been completely ratified by the plaintiffs. The Company will not be required to make any cash payments but will issue to plaintiffs shares of its common stock having an aggregate value of $1.25 million, which was provided for in fiscal 1994. The stock, along with $2.75 million from the Company's insurance carrier, will be distributed, after court approval, to a class consisting of all persons who purchased the Company's common stock during the period of October 22, 1992 through October 1, 1993.

  In addition, the Company or its subsidiaries are defendants in a number of other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.

9. LICENSE AND TECHNOLOGY DEVELOPMENT AGREEMENTS

  In September, 1992, the Company entered into a license and technology development agreement with HML (the "HML Agreement") to further the development and marketing of advanced magnetic recording disk head technologies and products. During fiscal 1993 and 1994, HML paid the Company $35.0 million, net of $1.0 million in foreign withholding taxes, and supplied additional technical resources in exchange for certain licenses covering existing technology and future technology developed by the companies under the joint development activities contemplated by the Agreement. The combined technical and financial resources of the Company and HML focused on the improvement of the Company's inductive thin film disk head business and the development and commercialization of MR thin film disk head products. HML has the rights to manufacture products based on this technology and has certain marketing and distribution rights for certain disk head products and markets. HML also provided a guarantee for the extension of the Company's existing $10.0 million revolving credit facility to March 1996.

  During fiscal 1993, the Company entered into additional technology development agreements (the "Development Agreements") with four major domestic disk drive companies relating to the development of MR thin film disk head products and technology. During fiscal 1994, the joint development efforts under one of these Development Agreements were suspended and, under the remaining Development Agreements, funding of up to an aggregate of $3.1 million was paid to the Company from inception of these programs through the first quarter of fiscal 1994. During each of fiscal years 1994 and 1993 the Company recognized as income, funding under the HML Agreement and the Development Agreements in the amounts of $14.1 million and $15.1 million, respectively. Funding was completed by the end of fiscal 1994.

                         APPLIED MAGNETICS CORPORATION

10. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED
                                  --------------------------------------------
                                  DECEMBER 31 MARCH 31  JUNE 30   SEPTEMBER 30
                                  ----------- --------  --------  ------------
1995
Net sales........................  $ 55,373   $64,919   $ 79,860    $ 92,448
Gross profit (loss) (1)..........      (794)    5,123     16,406      19,181
Net income (loss)................   (11,714)   (2,691)     6,721       9,432
Net income (loss) per share        $  (0.53)  $ (0.12)  $   0.30    $   0.40
Weighted average common and
 dilutive equivalent shares
 outstanding                         22,074    22,100     22,666      23,577
1994
Net sales........................  $ 71,244   $69,834   $ 70,289    $ 64,560
Gross profit (loss) (1)..........     2,686     2,011     (2,723)     (8,044)
Net loss.........................    (6,245)   (9,375)   (16,505)    (20,545)
Net loss per share                 $  (0.28)  $ (0.42)  $  (0.75)   $  (0.93)
Weighted average common and
 dilutive equivalent shares
 outstanding                         22,079    22,087     22,081      22,080

--------
(1) Prior year quarterly G&A expense amounts have been reclassified to cost of sales to conform with fiscal 1995 presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE--None

                                   PART III

  Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Information concerning Directors of the Company appears in the Company's Proxy Statement, under Item 1 "Election of Directors". This portion of the Proxy Statement is incorporated herein by reference.

  (b) For information with respect to Executive Officers, see Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation appears in the Company's Proxy Statement, under the caption "Executive Compensation", and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item 1 "Election of Directors", and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under Item 1 "Election of Directors", and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following documents are filed as part of this Report:
        Financial Statements--See Index to Consolidated Financial Statements at
        Item 8 on F-1 of this Report.

    (2) Supplemental Schedule:
        Report of Arthur Andersen LLP
        Schedule II Valuation and Qualifying Accounts

  All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

    (3) Exhibits:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3      Certificate of Incorporation and Bylaws (1) Amended and Restated
         Bylaws (2) Amendment to Bylaws dated June 14, 1989(3) Certificate of
         Incorporation (as amended) (4)
  4      Instruments defining the rights of securities holders including indentures Rights Agreement, dated as of October 19, 1988, between
         Applied Magnetics Corporation and First Interstate Bank of California,
         as Rights Agent (2)
 10 (a)  Applied Magnetics Corporation 1982 Long-Term Incentive Plan (5)
    (b)  Applied Magnetics Corporation Nonstatutory Stock Option Plan (6)
    (c)  Applied Magnetics Corporation 1986 Long-Term Incentive Plan (6)
    (d)  Applied Magnetics Corporation 1988 Stock Option Plan (7)
    (e)  Applied Magnetics Corporation 1989 Long-Term Incentive Plan (8)
    (f)  Loan Agreement dated February 13, 1992 between Applied Magnetics
         Corporation and Union Bank, N.A., as amended (9)
    (g)  License and Technology Development Agreement dated as of September 25,
         1992, between Applied Magnetics Corporation and Hitachi Metals, Ltd.
         (9)
    (h)  Deeds of Trust naming as beneficiary Hitachi Metals, Ltd. to secure the Company's obligations under a letter agreement dated March 24,
         1995 (15)
    (i)  Applied Magnetics Corporation 1992 Stock Option Plan (9)
    (j)  Financing Agreement dated January 11, 1995 between the Company and CIT
         Group/Business Credit, Inc. (14)
    (k)  Letter Agreement between Registrant and Hitachi Metals, Ltd. Dated May
         30, 1995 extending maturity date of Letter of Credit to April 12, 1996
         (16)
    (l)  Purchase Agreement between the Company and Delta Bravo, Inc. For the purchase of capital stock of Magnetic Data, Inc., a Delaware
         Corporation and Brumko Magnetic Corp., a Nebraska Corporation (10)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
    (m)  Security Agreement between Registrant and Hitachi Metals, Ltd. dated
         May 30, 1995 (16)
    (n)  Cross License and Joint Research and Development Agreement effective as of November 5, 1993, between the Company and Hutchinson Technology
         Incorporated (11)
    (o)  Applied Magnetics Corporation 1994 Employee Stock Option Plan (12)
    (p)  Applied Magnetics Corporation 1994 Nonemployee Director's Stock Option
         Plan (12)
    (q)  Letter Agreement dated February 8, 1994 between the Company and O.M.
         Fundingsland, formerly Executive Vice President of the Company (12)
    (r)  Letter Agreement dated January 12, 1994 between the Company and Louis
         W. Rayer, formerly Vice President of the Company (12)
    (s)  Retention Agreement dated January 2, 1994, between the Company and
         Raymond P. Le Blanc, Vice President, Secretary and General Counsel
         of the Company (12)
    (t)  Letter Agreement dated as of November 14, 1994, between the Company and the CIT Group/Business Credit, Inc. (13)
    (u)  Stock Purchase Agreement by and among the Company, Seagate Technology,
         Inc. and Applied Tape Technology, Inc. (13)
    (v)  Letter Agreement dated September 12, 1994, between the Company and
         William R. Anderson (13)
    (w)  Letter Agreement dated June 21, 1994 , between the Company and Dr.
         Richard D. Balanson (13)
    (x)  Letter Agreement dated September 12, 1994, between the Company and
         Kathryn E. Gehrke (13)
    (y)  Letter Agreement dated August 1, 1994, between the Company and
         Grisanti, Galef & Goldress, Inc. (13)
    (z)  Offer letter dated April 19, 1995 between Maybank Banking Berhad and
         Applied Magnetics (M) Sdn Bhd. for extension of Credit Facility (16)
    (aa) Corporate Guarantee of the Registrant dated June 8, 1995 in favor of
         Maybank Banking Berhad (16)
    (bb) Employment Agreement between Craig D. Crisman and the Company dated
         August 1, 1995
    (cc) Letter Agreement dated July 19, 1995, between the Company and Raymond
         P. Le Blanc
    (dd) 1995 Key Management Incentive Bonus Plan dated March 16, 1995
 11      Statement re computation of per share earnings.
 13      Annual Report to Shareholders. Integrated with Form 10-K
 21      Subsidiaries of the registrant. Incorporated by reference on Form 10-K dated December 29, 1994
 22      Published report regarding matters submitted to vote of security holders. None
 23      Consent of experts and counsel. Consent of Arthur Andersen LLP dated
         December 20, 1995.
 24      Power of Attorney. None
 27      Financial Data Schedule
 28      Information from reports furnished to state insurance regulatory authorities. None
  (1)    Filed an exhibit to the Company's Registration Statement on Form S-3
         (Registration No. 33-13653) filed on April 21, 1987, and incorporated herein by reference
  (2)    Filed as an exhibit to the Company's Current Report on Form 8-K dated
         October 19, 1988, and incorporated herein by reference
  (3)    Filed as an exhibit to the Corporation's Quarterly Report on Form 10-Q dated May 4, 1989 and incorporated herein by reference

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------
  (4)      Filed as an exhibit to the Corporation's Quarterly Report on Form
           10-Q dated May 4, 1989 and incorporated herein by reference
  (5)      Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on January 27, 1983, and
           incorporated herein by reference
  (6)      Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on December 23, 1985, and incorporated herein by reference
  (7)      Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on January 7, 1988, and
           incorporated herein by reference
  (8)      Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on December 30, 1988 and
           incorporated herein by reference
  (9)      Filed as an exhibit to the Company's Annual Report on Form 10-K dated December 22, 1992, as amended by Form 8, filed February 12,
           1993 and incorporated herein by reference
 (10)      Filed as an exhibit to the Company's Report on Form 10-Q dated May
           14, 1993 and incorporated herein by reference
 (11)      Filed as an exhibit to the Company's Current Report on Form 8-K dated December 2, 1993 and incorporated herein by reference
 (12)      Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q
           dated March 31, 1994, and incorporated herein by reference
 (13)      Filed as an exhibit to the Company's Annual Report on Form 10-K dated December 29, 1994
 (14)      Filed as an exhibit to the Company's Current Report on Form 8-K dated January 20, 1995 and incorporated by reference
 (15)      Filed as an exhibit to the Company's Report on Form 10-Q dated May
           15, 1995 and incorporated herein by reference.
 (16)      Filed as an exhibit to the Company's Report on Form 10-Q dated
           August 15, 1995 and incorporated herein by reference.
    (b)    Report on Form-8K. None
    (c)    Exhibits. The exhibits listed (a) (2) above are submitted as a separate section of this report
    (d)    The individual financial statements of the registrant have been omitted since the registrant is primarily an operating company and all subsidiaries are included in the consolidated financial statements.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 (d) or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MAGNETICS CORPORATION

By: /s/ Craig D. Crisman                                 Date: December 21, 1995
  ---------------------------------
  Craig D. Crisman
  Chairman of the Board, Chief Executive
  Officer and Chief Financial Officer
  (Principal Financial Officer)

By: /s/ Peter T. Altavilla                               Date: December 21, 1995
  ---------------------------------
  Peter T. Altavilla
  Corporate Controller
  (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Craig D. Crisman                                           December 21, 1995
-------------------------------------
Craig D. Crisman, Chairman of the Board,
Chief Executive Officer, and Chief Financial Officer

/s/ Harold R. Frank                                            December 21, 1995
-------------------------------------
Harold R. Frank, Director and Chairman Emeritus

/s/ R.C. Mercure, Jr.                                          December 21, 1995
-------------------------------------
R.C. Mercure, Jr., Director

/s/ Herbert M. Dwight, Jr.                                     December 21, 1995
-------------------------------------
Herbert M. Dwight, Jr., Director

/s/ Jerry E. Goldress                                          December 21, 1995
-------------------------------------
Jerry E. Goldress, Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Applied Magnetics Corporation included in this Form 10-K and have issued our report thereon dated December 12, 1995. Our audits were made for the purposes of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Los Angeles, California
December 12, 1995

                                                                    SCHEDULE II

                         APPLIED MAGNETICS CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                (IN THOUSANDS)

                                                                         BALANCE
                               BALANCE AT                                AT END
                               BEGINNING                                   OF
      CLASSIFICATION           OF PERIOD  ADDITIONS DEDUCTIONS OTHER (A) PERIOD
      --------------           ---------- --------- ---------- --------- -------
Year Ended September 30, 1993
Allowance for doubtful col-
 lection:
  Accounts Receivable........   $ 1,958    $   550   $    (5)   $   739  $ 3,242
  Notes Receivable...........     2,559     12,009    (3,261)       --    11,307
Year Ended September 30, 1994
Allowance for doubtful
 collection:
  Accounts Receivable........   $ 3,242    $   100   $   (28)   $   315  $ 3,629
  Notes Receivable...........    11,307      1,878       --         --    13,185
Year Ended September 30, 1995
Allowance for doubtful
 collection:
  Accounts Receivable........   $ 3,629    $   --    $   268    $(3,245) $   652
  Notes Receivable...........    13,185      1,229       --       3,245   17,659

--------
(A) In 1993 and 1994 this amount represents recoveries of accounts previously written off. In 1995 the Company determined that its allowance for doubtful trade receivables was in excess of the amount needed and it transferred this excess to its allowance for notes receivable where it was required.