Form 10-Q
period 1995-12-30
APPLIED MAGNETICS CORP
filed 1996-02-13
CIK 6948

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ______________________

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended December 30, 1995

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ________ to ________

                         Commission File No.1-6635

                       APPLIED MAGNETICS CORPORATION
                       -----------------------------
           (Exact name of registrant as specified in its charter)

      A Delaware Corporation                          95-1950506
     ------------------------                        ------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                75 Robin Hill Road, Goleta, California 93117
                --------------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:
     (805) 683-5353

                                (No Change)
            ___________________________________________________
            Former name, former address and former fiscal year,
                       if changed since last report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ...X... No......

          Indicate the number of shares outstanding of each of the issuer's classes of common stock: 22,915,400 $.10 par value common stock as of February 12, 1996.





                          Exhibit Index on Page 13

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------
          The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30,1995.

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

               APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations - Unaudited
               (In thousands except share and per share data)



                                            For the three months ended
                                            December 30,  December 31,
                                            ------------  ------------

                                                1995          1994
                                                ----          ----

     Net sales                             $    94,709   $    55,373
     Cost of sales                              71,195        56,167
                                            ----------    ----------
       Gross profit (loss)                      23,514          (794)
                                            ----------    ----------
     Research and development
       expenses                                 13,315         7,782
     Selling, general and
       administrative expenses                   1,671         2,195
                                            ----------    ----------
     Total operating expenses                   14,986         9,977
                                            ----------    ----------

     Profit (loss) from operations               8,528       (10,771)

     Interest income                               538           271
     Interest expense                           (1,426)         (994)
     Other income (expense), net                 1,489            (4)
                                            ----------    ----------
     Profit (loss) before taxes                  9,129       (11,498)
     Provision for income taxes                    101           216
                                            ----------    ----------

     Net income (loss)                     $     9,028   $   (11,714)
                                            ==========    ==========

     Net income (loss) per share:                $0.38        ($0.53)
                                            ==========    ==========

     Weighted average common and
       dilutive equivalent shares
       outstanding:                         23,774,471    22,074,285
                                            ==========    ==========

         The accompanying Selected Notes to Condensed Consolidated
                Financial Statements are an integral part of
                       these consolidated statements.

               APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets - Unaudited
               (In thousands except share and par value data)
                                                     December 30,  September 30,
                           ASSETS                        1995          1995
     Current Assets:                                     ----          ----
       Cash and equivalents                          $   55,668    $   48,236
       Accounts receivable, net                          53,433        36,571
       Inventories                                       28,540        32,727
       Prepaid expenses and other                         8,152        10,411
                                                      ---------     ---------
                                                        145,793       127,945
                                                      ---------     ---------
     Property, plant and equipment, at cost             251,785       252,953
     Less-accumulated depreciation                     (148,446)     (148,636)
                                                      ---------     ---------
                                                        103,339       104,317
                                                      ---------     ---------
     Other assets                                        13,781        14,555
                                                      ---------     ---------
                                                     $  262,913    $  246,817
                                                      =========     =========
                       LIABILITIES AND SHAREHOLDERS' INVESTMENT
     Current Liabilities:
       Current portion of long-term debt             $   11,909    $   12,004
       Bank notes payable                                62,078        54,371
       Accounts payable                                  42,715        44,535
       Accrued payroll and benefits                       9,033         9,361
       Other current liabilities                         14,313        13,637
                                                      ---------     ---------
                                                        140,048       133,908
                                                      ---------     ---------
     Long-term debt, net                                  2,790         3,254
                                                      ---------     ---------
     Other liabilities                                    6,196         6,063
                                                      ---------     ---------
     Shareholders' Investment:
       Preferred stock, $.10 par value, authorized
        5,000,000 shares, none issued and
        outstanding                                         -             -
       Common stock, $.10 par value, authorized
        40,000,000 shares, issued 22,872,580 and
        22,619,205 shares at December 30, 1995
        and September 30, 1995, respectively              2,287         2,262
       Paid-in capital                                  182,425       181,191
       Retained deficit                                 (70,003)      (79,031)
                                                      ---------     ---------
                                                        114,709       104,422
       Treasury stock, at cost (96,603 shares at
        December 30, 1995 and September 30, 1995)          (830)         (830)
                                                      ---------     ---------
                                                        113,879       103,592
                                                      ---------     ---------
                                                     $  262,913    $  246,817
                                                      =========     =========

     The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated balance sheets.

               APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows - Unaudited
                               (In thousands)
                                                 For the three months ended
                                                 December 30,  December 31,
                                                     1995          1994
                                                     ----          ----
     Cash Flows from Operating Activities:
       Net income (loss)                          $   9,028    $  (11,714)
       Adjustments to derive cash flows:
         Depreciation and amortization                7,385         6,544
         Provision for receivable allowances
          and related costs                              -             50
         Amortization of unearned restricted
          stock compensation                             -            244
         Other assets                                   119           186
         Other liabilities                              133            41
         Other, net                                     230          (14)
         Working capital changes affecting
          cash flows from operations:
           Accounts receivable                      (16,862)       (1,952)
           Inventories                                4,187         5,435
           Prepaid expenses and other                 1,313           395
           Accounts payable                          (1,820)       (1,905)
           Accrued payroll and benefits                (263)       (1,645)
           Other current liabilities                    676          (778)
         Net cash flows provided by (used in)     ---------     ---------
          operating activities                        4,126        (5,113)
                                                  ---------     ---------
     Cash Flows from Investing Activities:
       Additions to property, plant and
        equipment                                    (6,034)       (6,274)
       Proceeds from sale of businesses and
        real estate                                      -         18,858
       Notes receivable                               1,010           470
                                                  ---------     ---------
        Net cash flows provided by (used in)         (5,024)       13,054
         investing activities                     ---------     ---------
     Cash Flows from Financing Activities:
       Proceeds from debt                            45,946        36,481
       Repayment of debt                            (38,553)      (36,102)
       Proceeds from stock options exercised          1,194            72
                                                  ---------     ---------
        Net cash flows provided by financing
         activities                                   8,587           451
                                                  ---------     ---------
     Effect of Exchange rate Changes on Cash
      and Equivalents                                  (257)          (92)
                                                  ---------     ---------
     Net Increase in Cash and Equivalents             7,432         8,300
                                                  ---------     ---------
     Cash and Equivalents at Beginning of Period     48,236        20,761
                                                  ---------     ---------
     Cash and Equivalents at End of Period       $   55,668    $   29,061
                                                  =========     =========

     The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

       Selected Notes to Condensed Consolidated Financial Statements
                                 Unaudited


     Note A: Inventories
     -------------------
     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):


                                   December 30,       September 30,
                                      1995                1995
                                   ------------       -------------
     Purchased parts and
      manufacturing supplies       $  9,140            $  13,036
     Work in process                 16,477               17,589
     Finished goods                   2,923                2,102
                                    -------             --------
                                   $ 28,540            $  32,727


     Note B: Restructuring Reserve
     -----------------------------
     During the three months ended December 30, 1995 and December 31, 1994, expenditures of approximately $0.1 million and $0.6 million, respectively, were charged to the 1993 restructuring reserve, which related to the consolidation of certain of the Company's manufacturing resources.


     Note C: Sale of Assets
     ----------------------
     During the three months ended December 30, 1995, the Company received final payment of $1.3 million related to the completion of certain milestones and release of the escrow holdback in connection with the sale of the Company's Tape Head business unit to Seagate Technology, Inc. ("Seagate") in December 1994. This completes the sale to Seagate.

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               -------------------------------------------------

     During fiscal 1995, in response to market demands, the Company furthered its technological development of the nanoslider form factor thin film disk head products, made substantial progress in thin film production process improvements and increased production capacity for thin film disk heads. This resulted in quarterly improvements in net sales, unit shipments and profit margins for fiscal 1995 and the first quarter of fiscal 1996.

     The Company's revenue base will transition towards more advanced inductive head technologies and it is working closely with its customers to qualify on the next generation of thin film disk heads. The Company is currently in production of magnetoresistive ("MR") disk heads and continues development efforts to increase production capabilities.

     Three Months Ended December 30, 1995
     ------------------------------------
     NET SALES. Net sales in the first quarter of fiscal 1996 increased 71.0% from the first quarter of fiscal 1995. Thin film disk head net sales increased 69.3% for the comparable period primarily due to the Company's continued volume production on qualified customer programs. Ferrite disk head net sales increased 77.3% for the comparable period, but continue to be a small portion of total revenues as the Company focuses its resources on its thin film business. Other net sales primarily include tape head products and disk head products for which the Company only performs head stack assembly ("HSA") functions using thin film and MR disk heads purchased from other manufacturers. Other net sales increased primarily due to assembly of thin film and MR HSA's.

     The following table sets forth, for the periods indicated, net sales by product line.

                                               For the three months ended
                                            ----------------------------------
                                              December 30,        December 31,
                                                  1995                1994
                                              -------------       ------------
     Thin film disk head products
        Net sales                                $64,617             $38,164
        Percentage of total                        68.2%               68.9%
     Ferrite disk head products
        Net sales                                $13,505             $ 7,616
        Percentage of total                        14.3%               13.8%
     Other products
        Net sales                                $16,587             $ 9,593
        Percentage of total                        17.5%               17.3%

           Total net sales                       $94,709             $55,373

     GROSS PROFIT. As a percentage of net sales, gross profit was 24.8% and (1.4%) for the first quarter of fiscal 1996 and the first quarter of fiscal 1995, respectively. The increase in gross profit was primarily due to higher sales volumes and production process improvements in thin film disk head shipments.

     RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of net sales was 14.1% for the first quarter of fiscal 1996 and the first quarter of fiscal 1995. Expenses in dollars during the first quarter of fiscal 1996 increased $5.5 million from the first quarter of fiscal 1995 as the Company focused on next generation thin film inductive technology and MR prototype development.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales were 1.8% and 4.0% for the first quarter of fiscal 1996 and the first quarter of fiscal 1995, respectively. Expenses in dollars for the first quarter of fiscal 1996 decreased $0.5 million from the first quarter of fiscal 1995 as the Company benefited from significant staff and cost reductions experienced in fiscal 1995.

     INTEREST INCOME AND EXPENSE. Interest income in the first quarter of fiscal 1996 increased $0.3 million compared to the first quarter of fiscal 1995 due to higher average cash balances and favorable investment management results. Interest expense in the first quarter of fiscal 1996 increased $0.4 million compared to the first quarter of fiscal 1995 due to higher average debt outstanding and higher average interest rates on the Malaysian bank loans.

     OTHER INCOME AND EXPENSE. Other income, net, of $1.5 million for the first quarter of fiscal 1996 included $1.3 million related to the completion of certain milestones and release of the escrow holdback in connection with the sale of the Company's Tape Head business unit to Seagate in December 1994. See Note C to the Financial Statements for further discussion of sale of assets.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the three months ended December 30, 1995, primarily related to federal alternative minimum taxes, state minimum taxes and foreign taxes.



     Liquidity and Capital Resources
     -------------------------------
     At December 30, 1995, the Company's cash and equivalents increased to $55.7 million from $48.2 million at September 30, 1995. During the first quarter of fiscal 1996 the Company generated $4.1 million from operating activities, comprised of $9.0 million from net income which included $7.4 million of non-cash depreciation and amortization charges and $4.2 million from reduced inventories, offset by $16.9 million in increased accounts receivable as a result of higher sales levels and discontinuance of accelerated payment terms with some of the Company's customers.

     At December 30, 1995, total debt, including notes payable, amounted to $76.8 million, an increase of $7.1 million from the balance outstanding at September 30, 1995, primarily due to an increase in borrowings on the CIT credit facility. The balance available for additional borrowings under this line of credit was approximately $4.5 million. At December 30, 1995, the Company had fully drawn down its unsecured Malaysian credit facility which has no stated maturity but is callable on demand from a bank in Malaysia where the Company has substantial manufacturing operations. Should all or any significant portion of the Malaysian credit facility become unavailable for any reason, the Company would need to pursue alternative financing sources.

     In May 1995, the Company obtained an extension until March 1996 of the maturity date on a $10.0 million revolving credit facility from a commercial bank. This facility is secured by a letter of credit issued for the account of HML, subject to reimbursement by the Company. The Company's reimbursement obligation to HML is secured by a security interest in and lien on certain machinery and equipment.

     The Company no longer has accelerated payment terms with any of its customers. However, the liquidity risk associated with the discontinuance of these arrangements is partially ameliorated by the credit available under the CIT credit facility under which available loan proceeds would generally increase as the Company's trade accounts receivable increase.

     Capital expenditures for the three months ended December 30, 1995, were $6.0 million. In addition, the Company leased
     $9.7 million of production equipment through operating leases. The Company plans a total of approximately $125 million in new capital expenditures, including equipment to be obtained through operating leases, during fiscal 1996 primarily to continue to improve thin film production processes, increase thin film production volumes and continue development and production of MR technologies and products. The Company's objective is to provide sufficient cash flows from operations and to continue to pursue other financing alternatives in order to meet its operating and capital expenditure requirements.

     Market and customer demand continues to be strong for the Company's thin film disk heads. In the event that demand for the Company's products declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there could be a significant adverse impact on liquidity. This would require the Company to either obtain additional capital from external sources or to curtail its capital, research and development or working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.

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

                                   APPLIED MAGNETICS CORPORATION



     Dated: February 13, 1996      /s/Craig D. Crisman
                                   --------------------------------
                                   Craig D. Crisman
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Principal Financial Officer)


     Dated: February 13, 1996      /s/Peter T. Altavilla
                                   --------------------------------
                                   Peter T. Altavilla
                                   Corporate Controller
                                   (Principal Accounting Officer)

                               EXHIBIT INDEX
                               -------------



      Exhibit
      Number   Description                                      Page
      -------  -----------                                      -----

       11      Statement re computation of per share
               information.                                      14

       27      Financial Data Schedule                           15

                                 EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                    (in thousands except per share data)


                                         For the three months ended
                                              December 30, 1995
                                                 (Unaudited)
                                   ---------------------------------------
                                   Primary earnings        Fully diluted
                                      per share          earnings per share

     Net income                        $ 9,028                 $ 9,028
                                       =======                 =======

     Weighted average common
       shares outstanding               22,698                  22,698
     Dilutive common stock
       equivalents                       1,076                   1,175
                                       -------                 -------
     Total weighted average
       common shares outstanding        23,774                  23,873
                                       =======                 =======


     Net income per share              $  0.38                 $  0.38
                                       =======                 =======


     Since fully diluted earnings per share does not reduce the Company's earnings per share by more than 3% of primary earnings per share, the Company has reflected primary earnings per share on the Consolidated Statement of Operations for the three months ended December 30, 1995.