Form 10-Q/A
period 1995-12-30
APPLIED MAGNETICS CORP
filed 1996-03-04
CIK 6948

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             Form 10-Q/A No. 1
                           _____________________

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended December 30, 1995

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ________ to ________

                         Commission File No. 1-6635

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

          The purpose of this Amendment is to amend Item 6 of Applied Magnetics Corporation's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1995 to add Exhibit 10, Applied
     Magnetics Corporation Worldwide Profit Sharing Plan.












                          Exhibit Index on Page 4

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

                (a) Exhibits

                 Exhibit
                 Number        Description
                 -------       -----------
                  10           Applied Magnetics Corporation Worldwide
                               Profit Sharing Plan


                (b) Reports on Form 8-K.  None

                                 SIGNATURES
                                 ----------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APPLIED MAGNETICS CORPORATION



     Dated: March 4, 1996          /s/Craig D. Crisman
                                   --------------------------------
                                   Craig D. Crisman
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Principal Financial Officer)


     Dated: March 4, 1996          /s/Peter T. Altavilla
                                   --------------------------------
                                   Peter T. Altavilla
                                   Corporate Controller
                                   (Principal Accounting Officer)

                               EXHIBIT INDEX
                               -------------


      Exhibit
      Number   Description                                      Page
      -------  -----------                                      ----
        10     Applied Magnetics Corporation
               Worldwide Profit Sharing Plan                      5

                                 EXHIBIT 10

                       Applied Magnetics Corporation
                       Worldwide Profit Sharing Plan
                       -----------------------------

               On November 3, 1995, the Compensation Committee of the Board of Directors of Applied Magnetics Corporation (the "Company") adopted a Worldwide Profit Sharing Plan (the "Plan") applicable to the first and second quarters of fiscal year 1996. The Plan is intended to provide an incentive to employees to increase the profitability of the Company. The Plan provides for the payment of a percentage of an employee's base cash compensation during the applicable quarter, as determined by the Compensation Committee, in the event that the Company's targeted net profit before taxes and profit sharing accrual and less any extraordinary items (the "Net Profit") for the quarter is attained.

               Each quarter will stand alone for purposes of determin-ing the Net Profit, provided that in the event of a loss in a quarter, such loss will be subtracted from the profit sharing pool, if any, in the following quarter. Net Profit exceeding the target will result in larger pro-rated profit sharing payout while Net Profit below target will result in a smaller prorated profit sharing payout. The aggregate profit sharing payout to employees for the first quarter of fiscal 1996 was $948,000. No decision has been made by the Compensation Committee to extend the Plan beyond the second quarter of fiscal 1996.