Form 10-Q
period 1996-03-31
APPLIED MAGNETICS CORP
filed 1996-05-14
CIK 6948

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended March 30, 1996

     (  ) Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the transition period from _______ to _______

                          Commission File No. 1-6635

                        APPLIED MAGNETICS CORPORATION
                   ---------------------------------------
           (Exact name of registrant as specified in its charter)

       A Delaware Corporation                          95-1950506
     -------------------------------              ------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                 75 Robin Hill Road, Goleta, California 93117
           -------------------------------------------------------
                   (Address of principal executive offices)

     Registrant's telephone number, including area code: (805) 683-5353

                                  (No Change)
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ...X... No ......

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 23,046,898 $.10 par value common stock as of May 7, 1996.




                           Exhibit Index on Page 17

     PART 1. FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------
     The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

                                For the three             For the six
                                months ended              months ended
                            March 30,    March 31,    March 30,    March 31,
                            ---------    ---------    ---------    ---------
                               1996         1995         1996         1995
                               ----         ----         ----         ----

     Net sales            $    86,706  $    64,919  $   181,415  $   120,292
     Cost of sales             61,409       59,796      132,604      115,963
                           ----------   ----------   ----------   ----------
      Gross profit             25,297        5,123       48,811        4,329
                           ----------   ----------   ----------   ----------
     Research and
      development
      expenses                 13,972        7,285       27,287       15,067
     Selling, general
      and administrative
      expenses                  1,890        1,654        3,561        3,849
                           ----------   ----------   ----------   ----------
     Total operating
      expenses                 15,862        8,939       30,848       18,916
                           ----------   ----------   ----------   ----------
     Income (Loss) from
      operations                9,435       (3,816)      17,963      (14,587)

     Interest income              569          398        1,107          669
     Interest expense          (1,293)      (1,086)      (2,719)      (2,080)
     Other income, net            167        1,996        1,656        1,992
                           ----------   ----------   ----------   ----------
     Income (Loss) before
      taxes                     8,878       (2,508)      18,007      (14,006)
     Provision for income
      taxes                       182          183          283          399
                           ----------   ----------   ----------   ----------
     Net income (loss)    $     8,696  $    (2,691) $    17,724  $   (14,405)
                           ==========   ==========   ==========   ==========
     Net income (loss)
      per share:                $0.37       ($0.12)       $0.74       ($0.65)
                           ==========   ==========   ==========   ==========
     Weighted average
      common and dilutive
      equivalent shares
      outstanding:         23,812,784   22,099,879   23,793,627   22,087,082
                           ==========   ==========   ==========   ==========

     The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets - Unaudited
                (In thousands except share and par value data)

                 ASSETS                            March 30,    September 30,
                                                 ------------   -------------
                                                     1996            1995
     Current Assets:                                 ----            ----
       Cash and cash equivalents                 $   133,937    $    48,236
       Accounts receivable, net                       46,605         36,571
       Inventories                                    30,569         32,727
       Prepaid expenses and other                      8,459         10,411
                                                  ----------     ----------
                                                     219,570        127,945
                                                  ----------     ----------
     Property, plant and equipment, at cost          271,138        252,953
     Less-accumulated depreciation                  (151,931)      (148,636)
                                                  ----------     ----------
                                                     119,207        104,317
                                                  ----------     ----------
     Other assets                                     17,605         14,555
                                                  ----------     ----------
                                                 $   356,382    $   246,817
                                                  ==========     ==========

           LIABILITIES AND SHAREHOLDERS' INVESTMENT

     Current Liabilities:
       Current portion of long-term debt         $     2,014    $    12,004
       Bank notes payable                             45,710         54,371
       Accounts payable                               39,768         44,535
       Accrued payroll and benefits                   10,667          9,361
       Other current liabilities                      13,302         13,637
                                                  ----------     ----------
                                                     111,461        133,908
                                                  ----------     ----------
     Long-term debt, net                             117,150          3,254
                                                  ----------     ----------
     Other liabilities                                 4,930          6,063
                                                  ----------     ----------

     Shareholders' Investment:
      Preferred stock, $.10 par value,
       authorized 5,000,000 shares, none issued
       and outstanding                                  -              -
      Common stock, $.10 par value, authorized
       40,000,000 shares, issued 23,006,966 and
       22,619,205 shares at March 30, 1996 and
       September 30, 1995, respectively                2,301          2,262
      Paid-in capital                                183,041        181,191
      Retained deficit                               (61,307)       (79,031)
                                                  ----------     ----------
                                                     124,035        104,422

     Treasury stock, at cost (116,995 shares as
      of March 30, 1996, and 96,603 as of
      September 30, 1995)                             (1,194)          (830)
                                                  ----------     ----------
                                                     122,841        103,592
                                                  ----------     ----------
                                                 $   356,382    $   246,817
                                                  ==========     ==========


     The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows - Unaudited
                                (In thousands)


     Cash flows from operating activities:
      Net income (loss)                          $    17,724    $   (14,405)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                 13,932         13,168
        Gain on sale of business and assets             -            (3,110)
        Provision for receivable allowances and
         related costs                                  -                50
        Amortization of unearned restricted
         stock compensation                             -               394
        Other assets                                      61            106
        Other liabilities                             (1,133)          (281)
        Other, net                                       294           (189)
        Working capital changes affecting cash
         flows from operations:
         Accounts receivable                         (10,034)        (9,591)
         Inventories                                   2,158          2,967
         Prepaid expenses and other                    1,010         (1,173)
         Accounts payable                             (4,767)        10,779
         Accrued payroll and benefits                  1,371           (174)
         Other current liabilities                      (335)        (2,381)
                                                  ----------     ----------
        Net cash provided by (used in) operating
         activities                                   20,281         (3,840)
                                                  ----------     ----------

     Cash flows from investing activities:
      Additions to property, plant and equipment     (28,475)        (7,406)
      Proceeds from sale of business and
       assets, net                                      -            22,234
      Repayment of notes receivable                    1,071          1,364
                                                  ----------     ----------
       Net cash provided by (used in) investing
        activities                                   (27,404)        16,192
                                                  ----------     ----------
     Cash flows from financing activities:
       Proceeds from issuance of convertible
        subordinated debentures                      115,000           -
       Proceeds from issuance of debt                 78,935         85,534
       Repayment of debt                             (98,385)       (85,311)
       Payment of debt issuance costs                 (3,842)          -
       Purchase of treasury stock                       (364)          -
       Proceeds from stock options exercised           1,824            298
                                                  ----------     ----------
         Net cash provided by financing
          activities                                  93,168            521
                                                  ----------     ----------

     Effect of exchange rate changes on cash
      and cash equivalents                              (344)           350
                                                  ----------     ----------
     Net increase in cash and cash equivalents        85,701         13,223
                                                  ----------     ----------
     Cash and cash equivalents at beginning of
      period                                          48,236         20,761
                                                  ----------     ----------
     Cash and cash equivalents at end of period  $   133,937    $    33,984
                                                  ==========     ==========

     The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

         Selected Notes to Condensed Consolidated Financial Statements
                                   Unaudited
                               (March 30, 1996)

     Note A: Inventories
     -------------------
     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):


                                   March 30,      September 30,
                                     1996             1995
                                --------------    -------------
     Purchased parts and
      manufacturing supplies       $ 13,462          $ 13,036
     Work in process                 15,869            17,589
     Finished goods                   1,238             2,102
                                     ------           -------
                                   $ 30,569          $ 32,727


     Note B: Restructuring Reserve
     -----------------------------
     During the six months ended March 30, 1996 and March 31, 1995, expenditures of approximately $1.0 million and $1.2 million, respectively, were charged to the 1993 restructuring reserve, which related to the consolidation of certain of the Company's manufacturing resources.

     Note C: Sale of Assets
     ----------------------
     During the first quarter of fiscal 1996, the Company received final payment of $1.3 million related to the completion of certain milestones and release of the escrow holdback in connection with the sale of the Company's Tape Head business unit to Seagate Technology, Inc. ("Seagate") in December 1994. This completes the sale to Seagate.

     Note D: Long Term Debt
     ----------------------
     On March 22, 1996, the Company completed the sale, in an offshore offering and in a concurrent private placement in the United States, of $115.0 million of its 7.0% Convertible Subordinated Debentures (the "Convertible Debentures") due in 2006. The net proceeds were used to retire a $10.0 million line of credit maturing March 29, 1996. The balance of the proceeds will be used for working capital and other general corporate purposes, including capital expenditures.

     Of the $115.0 million debt, $22.0 million of the Convertible
     Debentures may be converted, at any time after May 1, 1996, at a conversion price of $18.60 per share. The remaining $93.0 million of Convertible Debentures may be converted at the same price, at any time after March 22, 1997.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
               -------------------------------------------------
     During fiscal 1995, in response to market demands, the Company furthered its technological development of the nanoslider form factor thin film disk head products, made substantial progress in thin film production process improvements and increased production capacity for thin film disk heads. This resulted in quarterly improvements in net sales, unit shipments and profit margins for fiscal 1995 and the first quarter of fiscal 1996. During the second quarter of fiscal 1996, the Company began shipping the next generation of thin film disk heads, which contributed to a 3.2% decrease in thin film sales from the previous quarter, as new products typically have lower yields during initial production.

     Demand continues to be strong for the Company's products. The Company's revenue base will continue to transition towards the next generation inductive head technologies during the second half of fiscal 1996. The Company has been working closely with its customers and has qualified on several targeted thin film disk head programs.

     Engineering research and production development efforts continue on magnetoresistive ("MR") disk heads to increase production capabilities. The Company has been shipping low volumes of MR disk heads in production quantities to certain of its customers.

     The following table sets forth, for the periods indicated, net sales by product line.


                                      For the three        For the six
                                      months ended         months ended
                                  March 30,  March 31,  March 30,  March 31,
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----
     Thin-film disk head products
       Net sales                  $ 62,544   $ 46,333   $127,161   $ 84,496
       Percentage of total           72.1%      71.4%      70.1%      70.2%

     Ferrite disk head products
       Net sales                  $ 14,791   $  1,139   $ 28,296   $  8,756
       Percentage of total           17.1%       1.7%      15.6%       7.3%

     Other products
       Net sales                  $  9,371   $ 17,447   $ 25,958   $ 27,040
       Percentage of total           10.8%      26.9%      14.3%      22.5%

         Total net sales          $ 86,706   $ 64,919   $181,415   $120,292

     Three Months Ended March 30, 1996
     ---------------------------------
     NET SALES. Net sales in the second quarter of fiscal 1996 increased 33.6% from the second quarter of fiscal 1995 primarily as a result of the thin film disk head net sales increase of 35.0% for the comparable periods as the Company continued volume production on qualified customer programs. Ferrite disk head net sales increased significantly for the comparable periods due to business from one customer. Ferrite business continues to be a small portion of the Company's business and will decrease as this technology becomes obsolete for the Company. It is expected to be replaced by advanced thin film and MR technology products. Other net sales primarily include tape head products and disk head products for which the Company only performs head stack assembly ("HSA") functions using thin film and MR disk heads purchased from other manufacturers. Other net sales decreased 46.3% for the comparable periods primarily due to a decrease in assembly of thin film HSA's which had significantly lower gross margins than the Company's manufactured disk heads and, to a lesser extent, a decrease in tape head product sales.

     GROSS PROFIT. As a percentage of net sales, gross profit was 29.2% and 7.9% for the second quarter of fiscal 1996 and the second quarter of fiscal 1995, respectively. The increase in gross profit was primarily due to significant production process improvements on the nanoslider form factor.

     RESEARCH AND DEVELOPMENT. Research and development expenses ("R&D") as a percent of net sales was 16.1% and 11.2% for the second quarter of fiscal 1996 and the second quarter of fiscal 1995, respectively. R&D expenses for the comparable periods increased $6.7 million as the Company focused on next generation thin film inductive technology and MR process and production ramp efforts.

     INTEREST INCOME AND EXPENSE. Interest income in the second quarter of fiscal 1996 increased $0.2 million compared to the second quarter of fiscal 1995 due to higher average cash balances.
     Interest expense for the comparable periods increased $0.2 million due to higher average debt outstanding resulting from the Company's March 1996 issuance of $115.0 million 7% Convertible Subordinated Debentures due in 2006.

     OTHER INCOME. Other income in the second quarter of fiscal 1996 decreased $1.8 million compared to the second quarter of fiscal 1995. The prior fiscal year quarter included $2.0 million of gains recognized as the Company completed certain performance milestones related to the Seagate agreement. Other income during the current year fiscal quarter were primarily foreign exchange gains.

     Six Months Ended March 30, 1996
     -------------------------------
     NET SALES. Net sales in the first half of fiscal 1996 increased 50.8% from the first half of fiscal 1995 primarily due to a 50.5% increase in thin film disk head net sales for the comparable periods due to the Company's continued volume production on qualified customer programs. Ferrite disk head net sales increased significantly for the comparable periods primarily due to business from one customer. Other net sales decreased 4.0% for the comparable periods primarily due to decreases in assembly of thin film HSA's.

     GROSS PROFIT. As a percentage of net sales, gross profit was 26.9% and 3.6% for the first half of fiscal 1996 and the first half of fiscal 1995, respectively. The gross profit improvement was primarily due to significant production process improvements made during the second half of fiscal 1995.

     RESEARCH AND DEVELOPMENT. R&D expenses as a percent of net sales was 15.0% and 12.5% for the first half of fiscal 1996 and the first half of fiscal 1995, respectively. Expenses in dollars for the comparable periods increased $12.2 million as the Company focused on next generation thin film inductive technology and MR production development. It is expected that R&D expenditures in absolute dollars will continue at similar levels as the Company continues to invest in advanced technology products and processes, provided that the Company's projected revenue base can support these expenditures.

     INTEREST INCOME AND EXPENSE. Interest income in the first half of fiscal 1996 increased $0.4 million compared to the first half of fiscal 1995 due to higher average cash balances. Interest expense in the comparable periods increased $0.6 million due to higher average debt outstanding.

     OTHER INCOME. Other income in the first half of fiscal 1996 decreased $0.3 million compared to the first half of fiscal 1995. Other income of $1.3 million and $2.0 million were recognized for the comparable periods of fiscal 1996 and 1995, respectively, as the Company completed certain performance milestones related to the Seagate agreement. The balance of other income during the comparable periods were primarily foreign exchange gains.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the six months ended March 30, 1996, primarily related to federal alternative minimum taxes, state minimum taxes and foreign taxes.

     Liquidity and Capital Resources
     -------------------------------
     At March 30, 1996, the Company's cash and equivalents increased to $133.9 million from $48.2 million at September 30, 1995. During the first half of fiscal 1996, the Company generated $20.3 million from operating activities, comprised primarily of (i) $17.7 million from net income which included $13.9 million of non-cash depreciation and amortization charges; (ii) $2.2 million from reduced inventories; (iii) offset by $10.0 million in increased accounts receivable as a result of higher sales levels and discontinuance of accelerated payment terms with some of the Company's customers.

     On March 25, 1996, the Company completed the sale, in an offshore offering and in a concurrent private placement in the United States, of $115.0 million of 7.0% Convertible Subordinated Debentures due in 2006. Net proceeds of $111.3 million were used to retire a $10.0 million line of credit maturing March 29, 1996. As a result, total debt at March 30, 1996, including notes payable, amounted to $164.9 million, a net increase of $95.2 million from the balance outstanding at September 30, 1995. The balance available for borrowings under the CIT line of credit was approximately $26.4 million at March 30, 1996. Also at that date, the Company had drawn down $45.7 million of its unsecured Malaysian credit facility which has no stated maturity but is callable on demand by a bank in Malaysia where the Company has substantial manufacturing operations. Should all or any significant portion of the Malaysian credit facility become unavailable for any reason, the Company would need to pursue alternative financing sources. Additional borrowings available under this facility were approximately $1.0 million at March 30, 1996.

     Capital expenditures for the six months ended March 30, 1996, were $28.5 million. In addition, the Company leased $12.5 million of production equipment through operating leases. The Company plans a total of approximately $125 million in new capital expenditures, including equipment to be obtained through operating leases, during fiscal 1996 primarily to continue to improve thin film production processes, increase thin film production volumes and continue development and production of MR technologies and products. During the next twelve months, the Company believes it will have sufficient cash flows from operations and equipment lease financing alternatives to meet its operating and capital expenditure requirements.

     Market and customer demand continues to be strong for the Company's thin film disk heads. In the event that demand for the Company's products declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there could be an adverse impact on liquidity. Given its current liquidity position, the Company believes it would not require additional external financing during the next twelve months even if production yields could not be maintained at acceptable levels. However, in such event capital expenditures, research and development or working capital expenditures may be curtailed. Such curtailment could, if severe, adversely affect the Company's future years' operations and competitive position.

     PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

           At the Company's Annual Stockholders Meeting held on
     February 9, 1996, the Company's stockholders voted on the following matters:

          1.   Election of directors;

          2. Approval of amendment to the Company's 1994 Employee Stock Option Plan to increase the number of shares of Common Stock authorized for the issuance thereunder by 1,100,000 shares; and

          3.   Ratification of the selection of auditors.

     The tabulation of votes provided by the Inspector of Elections was as follows:

          Proposal                      Voting Tabulation
          --------                      -----------------
     1.   Election of Directors
                                          Withhold/
     Nominee                   For         Against     Broker Nonvotes
     -------                   ---        ---------    ---------------
     Craig Crisman           20,679,763    431,980       1,765,669
     Harold R. Frank         20,674,476    437,267       1,765,669
     R.C. Mercure, Jr.       20,677,138    434,605       1,765,669
     Herbert M. Dwight, Jr.  20,665,642    449,101       1,765,669
     Jerry E. Goldress       20,697,813    413,930       1,765,669

                                                               Broker
                                For        Against   Abstain   Nonvotes
                                ---        -------   -------  ---------
     2. Approval of Amendment
         to 1994 Employee Stock
         Option Plan         20,000,251    946,504   164,988  1,765,669

     3. Ratification of Selection
          of Auditors        20,901,507    121,230    89,006  1,765,669

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number      Description
          -------     -----------
             4        Indenture dated as of March 22, 1996, between the
                      Registrant and The Chase Manhattan Bank, N.A., as trustee, with respect to the Registrant's 7%
                      Convertible Subordinated Debentures due 2006.

            11        Statement re computation of per share
                      information.

            27        Financial Data Schedule

          (b) Reports on Form 8-K. Reports on Form 8-K dated March 11, 1996; March 20, 1996 and April 2, 1996 were filed by the Company with respect to the initiation and completion of an offshore offering and concurrent private placement in the United States, of $115.0 million of 7.0% Convertible Subordinated Debentures due in 2006.

                                  SIGNATURE
                                  ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     APPLIED MAGNETICS CORPORATION



     Dated: May 14, 1996             /s/ Craig D. Crisman
                                     ------------------------------
                                     Craig D. Crisman
                                     Chairman of the Board and Chief
                                     Executive Officer
                                     (Principal Financial Officer)


     Dated: May 14, 1996             /s/ Peter T. Altavilla
                                     ------------------------------
                                     Peter T. Altavilla
                                     Corporate Controller
                                     (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------

     Exhibit
     Number    Description                                 Page
     -------   ------------                                ----
      4        Indenture dated as of March 22, 1996,
               between the Registrant and The Chase
               Manhattan Bank, N.A., as trustee, with
               respect to the Registrant's 7% Convertible
               Subordinated Debentures due 2006.             18

     11        Statement re computation of per share
               information                                  116

     27        Financial Data Schedule                      117

                                      EXHIBIT 4


                                                              [EXECUTION COPY]








             APPLIED MAGNETICS CORPORATION,

             Issuer,

             and

             THE CHASE MANHATTAN BANK, N.A.,

             Trustee


             _________________________


             INDENTURE



             Dated as of March 22, 1996

             _________________________



             U.S. $115,000,000
             7% Convertible Subordinated Debentures due 2006

                                     TABLE OF CONTENTS

                                                                          Page
                                                                          ----

             ARTICLE I    DEFINITIONS AND INCORPORATION BY REFERENCE   . .   1
                  SECTION 1.1    DEFINITIONS.  . . . . . . . . . . . . . .   1
                  SECTION 1.2    INCORPORATION BY REFERENCE OF TIA . . . .  11
                  SECTION 1.3    RULES OF CONSTRUCTION.  . . . . . . . . .  11

             ARTICLE II   THE DEBENTURES   . . . . . . . . . . . . . . . .  12
                  SECTION 2.1    FORM AND DATING.  . . . . . . . . . . . .  12
                  SECTION 2.2    EXECUTION AND AUTHENTICATION. . . . . . .  14
                  SECTION 2.3    TRUSTEE; PAYING AGENT; CONVERSION AGENT
                                 AND REGISTRAR.  . . . . . . . . . . . . .  15
                  SECTION 2.4    PAYING AGENT TO HOLD ASSETS IN TRUST. . .  17
                  SECTION 2.5    DEBENTUREHOLDER LISTS.  . . . . . . . . .  17
                  SECTION 2.6    TRANSFER AND EXCHANGE; RESTRICTIONS ON
                                 TRANSFER. . . . . . . . . . . . . . . . .  18
                  SECTION 2.7    EXCHANGE. . . . . . . . . . . . . . . . .  25
                  SECTION 2.8    REPLACEMENT DEBENTURES. . . . . . . . . .  27
                  SECTION 2.9    OUTSTANDING DEBENTURES. . . . . . . . . .  28
                  SECTION 2.10   TREASURY DEBENTURES.  . . . . . . . . . .  29
                  SECTION 2.11   TEMPORARY DEBENTURES. . . . . . . . . . .  29
                  SECTION 2.12   CANCELLATION. . . . . . . . . . . . . . .  29
                  SECTION 2.13   PAYMENT.  . . . . . . . . . . . . . . . .  29
                  SECTION 2.14   DEFAULTED INTEREST. . . . . . . . . . . .  32
                  SECTION 2.15   COMPUTATION INTEREST. . . . . . . . . . .  32

             ARTICLE III  REDEMPTION   . . . . . . . . . . . . . . . . . .  33
                  SECTION 3.1    RIGHT OF REDEMPTION.  . . . . . . . . . .  33
                  SECTION 3.2    EFFECT OF NOTICE OF REDEMPTION. . . . . .  35
                  SECTION 3.3    DEPOSIT OF REDEMPTION PRICE.  . . . . . .  36
                  SECTION 3.4    DEBENTURES REDEEMED IN PART.  . . . . . .  36

             ARTICLE IV   COVENANTS  . . . . . . . . . . . . . . . . . . .  36
                  SECTION 4.1    PAYMENT OF DEBENTURES.  . . . . . . . . .  36
                  SECTION 4.2    MAINTENANCE OF OFFICE OR AGENCY.  . . . .  37
                  SECTION 4.3    CORPORATE EXISTENCE.  . . . . . . . . . .  38
                  SECTION 4.4    PAYMENT OF TAXES AND OTHER CLAIMS.  . . .  39
                  SECTION 4.5    MAINTENANCE OF PROPERTIES AND
                                 INSURANCE.  . . . . . . . . . . . . . . .  39
                  SECTION 4.6    COMPLIANCE CERTIFICATE; NOTICE OF
                                 DEFAULT.  . . . . . . . . . . . . . . . .  40
                  SECTION 4.7    REPORTS.  . . . . . . . . . . . . . . . .  40
                  SECTION 4.8    LIMITATION ON STATUS AS INVESTMENT
                                 COMPANY . . . . . . . . . . . . . . . . .  41
                  SECTION 4.9    WAIVER OF STAY, EXTENSION OR USURY LAWS .  41
                  SECTION 4.10   RULE 144A INFORMATION REQUIREMENT.  . . .  41

             ARTICLE V    SUCCESSOR CORPORATION  . . . . . . . . . . . . .  41
                  SECTION 5.1    LIMITATION ON MERGER, SALE OR
                                 CONSOLIDATION . . . . . . . . . . . . . .  41
                  SECTION 5.2    SUCCESSOR CORPORATION SUBSTITUTED.  . . .  42

             ARTICLE VI   EVENTS OF DEFAULT AND REMEDIES   . . . . . . . .  42
                  SECTION 6.1    EVENTS OF DEFAULT . . . . . . . . . . . .  42
                  SECTION 6.2    ACCELERATION OF MATURITY DATE;
                                 RESCISSION AND ANNULMENT. . . . . . . . .  45
                  SECTION 6.3    COLLECTION OF INDEBTEDNESS AND SUITS FOR
                                 ENFORCEMENT BY TRUSTEE. . . . . . . . . .  46
                  SECTION 6.4    TRUSTEE MAY FILE PROOFS OF CLAIM. . . . .  47
                  SECTION 6.5    TRUSTEE MAY ENFORCE CLAIMS WITHOUT
                                 POSSESSION OF DEBENTURES. . . . . . . . .  48
                  SECTION 6.6    PRIORITIES. . . . . . . . . . . . . . . .  48
                  SECTION 6.7    LIMITATION ON SUITS.  . . . . . . . . . .  49
                  SECTION 6.8    UNCONDITIONAL RIGHT OF HOLDERS TO
                                 RECEIVE PRINCIPAL, PREMIUM, INTEREST AND
                                 ADDITIONAL AMOUNTS  . . . . . . . . . . .  49
                  SECTION 6.9    RIGHTS AND REMEDIES CUMULATIVE. . . . . .  50
                  SECTION 6.10   DELAY OR OMISSION NOT WAIVER. . . . . . .  50
                  SECTION 6.11   CONTROL BY HOLDERS. . . . . . . . . . . .  50
                  SECTION 6.12   WAIVER OF PAST DEFAULT. . . . . . . . . .  51
                  SECTION 6.13   UNDERTAKING FOR COSTS.  . . . . . . . . .  51
                  SECTION 6.14   RESTORATION OF RIGHTS AND REMEDIES. . . .  51

             ARTICLE VII  TRUSTEE  . . . . . . . . . . . . . . . . . . . .  52
                  SECTION 7.1    DUTIES OF TRUSTEE . . . . . . . . . . . .  52
                  SECTION 7.2    RIGHTS OF TRUSTEE.  . . . . . . . . . . .  53
                  SECTION 7.3    INDIVIDUAL RIGHTS OF TRUSTEE. . . . . . .  54
                  SECTION 7.4    TRUSTEE'S DISCLAIMER. . . . . . . . . . .  54
                  SECTION 7.5    NOTICE OF DEFAULT.  . . . . . . . . . . .  55
                  SECTION 7.6    REPORTS BY TRUSTEE TO HOLDERS.  . . . . .  55
                  SECTION 7.7    COMPENSATION AND INDEMNITY. . . . . . . .  55
                  SECTION 7.8    REPLACEMENT OF TRUSTEE. . . . . . . . . .  57
                  SECTION 7.9    SUCCESSOR TRUSTEE BY MERGER ETC.  . . . .  58
                  SECTION 7.10   ELIGIBILITY; DISQUALIFICATION.  . . . . .  58
                  SECTION 7.11   PREFERENTIAL COLLECTION OF CLAIMS
                                 AGAINST COMPANY.  . . . . . . . . . . . .  58

             ARTICLE VIII   SATISFACTION AND DISCHARGE . . . . . . . . . .  59
                  SECTION 8.1    SATISFACTION AND DISCHARGE OF
                                 INDENTURE.  . . . . . . . . . . . . . . .  59
                  SECTION 8.2    REPAYMENT TO THE COMPANY. . . . . . . . .  59

             ARTICLE IX   AMENDMENTS, SUPPLEMENTS AND WAIVERS  . . . . . .  59
                  SECTION 9.1    SUPPLEMENTAL INDENTURES WITHOUT CONSENT
                                 OF HOLDERS. . . . . . . . . . . . . . . .  59
                  SECTION 9.2    AMENDMENTS, SUPPLEMENTAL INDENTURES AND
                                 WAIVERS WITH CONSENT OF HOLDERS.  . . . .  60
                  SECTION 9.3    COMPLIANCE WITH TIA.  . . . . . . . . . .  62
                  SECTION 9.4    REVOCATION AND EFFECT OF CONSENTS.  . . .  62
                  SECTION 9.5    NOTATION ON OR EXCHANGE OF DEBENTURES.  .  62
                  SECTION 9.6    TRUSTEE TO SIGN AMENDMENTS, ETC.  . . . .  63

             ARTICLE X    MEETINGS   . . . . . . . . . . . . . . . . . . .  63
                  SECTION 10.1   MEETINGS AND VOTES OF HOLDERS . . . . . .  63
                  SECTION 10.2   ACTION BY HOLDERS.  . . . . . . . . . . .  66

             ARTICLE XI   AGENTS   . . . . . . . . . . . . . . . . . . . .  67

                  SECTION 11.1   OFFICES, RESIGNATION, SUCCESSORS, ETC.
                                 OF AGENTS; PAYING, CONVERSION AND
                                 TRANSFER AGENCIES . . . . . . . . . . . .  67

             ARTICLE XII  SUBORDINATION  . . . . . . . . . . . . . . . . .  68
                  SECTION 12.1   DEBENTURES SUBORDINATED TO SENIOR
                                 INDEBTEDNESS. . . . . . . . . . . . . . .  68
                  SECTION 12.2   NO PAYMENT ON DEBENTURES IN CERTAIN
                                 CIRCUMSTANCES.  . . . . . . . . . . . . .  69
                  SECTION 12.3   DEBENTURES SUBORDINATED TO PRIOR PAYMENT
                                 OF ALL SENIOR INDEBTEDNESS ON
                                 DISSOLUTION, LIQUIDATION OR
                                 REORGANIZATION. . . . . . . . . . . . . .  71
                  SECTION 12.4   DEBENTUREHOLDERS TO BE SUBROGATED TO
                                 RIGHTS OF HOLDERS OF SENIOR
                                 INDEBTEDNESS. . . . . . . . . . . . . . .  72
                  SECTION 12.5   OBLIGATIONS OF THE COMPANY
                                 UNCONDITIONAL.  . . . . . . . . . . . . .  72
                  SECTION 12.6   TRUSTEE ENTITLED TO ASSUME PAYMENTS NOT
                                 PROHIBITED IN ABSENCE OF NOTICE.  . . . .  74
                  SECTION 12.7   APPLICATION BY TRUSTEE OF ASSETS
                                 DEPOSITED WITH IT.  . . . . . . . . . . .  74
                  SECTION 12.8   SUBORDINATION RIGHTS NOT IMPAIRED BY
                                 ACTS OR OMISSIONS OF THE COMPANY OR
                                 HOLDERS OF SENIOR INDEBTEDNESS. . . . . .  74
                  SECTION 12.9 DEBENTUREHOLDERS AUTHORIZE TRUSTEE TO EFFECTUATE SUBORDINATION DEBENTURES. . . 75
                  SECTION 12.10  RIGHT OF TRUSTEE TO HOLD SENIOR
                                 INDEBTEDNESS. . . . . . . . . . . . . . .  75
                  SECTION 12.11  ARTICLE XII NOT TO PREVENT EVENTS OF
                                 DEFAULT.  . . . . . . . . . . . . . . . .  75
                  SECTION 12.12  NO FIDUCIARY DUTY OF TRUSTEE TO HOLDERS
                                 OF SENIOR INDEBTEDNESS. . . . . . . . . .  76

             ARTICLE XIII CONVERSION OF DEBENTURES   . . . . . . . . . . .  76
                  SECTION 13.1   CONVERSION PRIVILEGE. . . . . . . . . . .  76
                  SECTION 13.2   EXERCISE OF CONVERSION PRIVILEGE. . . . .  77
                  SECTION 13.3   CONVERSION AT THE OPTION OF THE
                                 COMPANY.  . . . . . . . . . . . . . . . .  78
                  SECTION 13.4   FRACTIONAL INTERESTS. . . . . . . . . . .  79
                  SECTION 13.5   ADJUSTMENT OF CONVERSION PRICE. . . . . .  80
                  SECTION 13.6   NOTICE OF CERTAIN EVENTS  . . . . . . . .  80
                  SECTION 13.7   CONTINUATION OF CONVERSION PRIVILEGE IN
                                 CASE OF RECLASSIFICATION, CHANGE,
                                 MERGER, CONSOLIDATION OR SALE OF
                                 ASSETS. . . . . . . . . . . . . . . . . .  81
                  SECTION 13.8   TAXES ON CONVERSION . . . . . . . . . . .  82
                  SECTION 13.9   COMPANY TO PROVIDE STOCK  . . . . . . . .  83
                  SECTION 13.10  DISCLAIMER OF RESPONSIBILITY FOR CERTAIN
                                 MATTERS . . . . . . . . . . . . . . . . .  83
                  SECTION 13.11  RETURN OF FUNDS DEPOSITED FOR REDEMPTION
                                 OF CONVERTED DEBENTURES . . . . . . . . .  84

             ARTICLE XIV  MISCELLANEOUS  . . . . . . . . . . . . . . . . .  84
                  SECTION 14.1   TIA CONTROLS  . . . . . . . . . . . . . .  84

                  SECTION 14.2   NOTICES . . . . . . . . . . . . . . . . .  84
                  SECTION 14.3   COMMUNICATIONS BY HOLDERS WITH OTHER
                                 HOLDERS . . . . . . . . . . . . . . . . .  86
                  SECTION 14.4   CERTIFICATE AND OPINION AS TO CONDITIONS
                                 PRECEDENT . . . . . . . . . . . . . . . .  86
                  SECTION 14.5   STATEMENTS REQUIRED IN CERTIFICATE OR
                                 OPINION . . . . . . . . . . . . . . . . .  86
                  SECTION 14.6   RULES BY TRUSTEE, PAYING AGENT,
                                 REGISTRAR . . . . . . . . . . . . . . . .  87
                  SECTION 14.7   LEGAL HOLIDAYS  . . . . . . . . . . . . .  87
                  SECTION 14.8   TAXES . . . . . . . . . . . . . . . . . .  87
                  SECTION 14.9   GOVERNING LAW . . . . . . . . . . . . . .  88
                  SECTION 14.10  AGENT FOR SERVICE OF PROCESS  . . . . . .  88
                  SECTION 14.11  NO ADVERSE INTERPRETATION OF OTHER
                                 AGREEMENTS  . . . . . . . . . . . . . . .  89
                  SECTION 14.12  NO RECOURSE AGAINST OTHERS  . . . . . . .  89
                  SECTION 14.13  SUCCESSORS  . . . . . . . . . . . . . . .  89
                  SECTION 14.14  DUPLICATE ORIGINALS . . . . . . . . . . .  89
                  SECTION 14.15  SEVERABILITY  . . . . . . . . . . . . . .  89
                  SECTION 14.16  TABLE OF CONTENTS, HEADINGS, ETC. . . . .  89
                  SECTION 14.17  QUALIFICATION OF INDENTURE  . . . . . . .  90
                  SECTION 14.18  REGISTRATION RIGHTS . . . . . . . . . . .  90

             SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  91

             EXHIBIT A -  FORM OF DEBENTURE  . . . . . . . . . . . . . . . A-1

             EXHIBIT B -  FORM OF REGULATION S GLOBAL
                          DEBENTURE  . . . . . . . . . . . . . . . . . . . B-1

             EXHIBIT C -  FORM OF CERTIFICATE TO BE GIVEN BY THE
                          EUROCLEAR OPERATOR AND CEDEL BANK,
                          S.A.   . . . . . . . . . . . . . . . . . . . . . C-1

             EXHIBIT D -  FORM OF CERTIFICATE OF BENEFICIAL OWNERSHIP FOR
                          BEARER DEBENTURES  . . . . . . . . . . . . . . . D-1

             EXHIBIT E -  FORM OF CERTIFICATE OF BENEFICIAL
                          OWNERSHIP FOR REGISTERED DEBENTURES  . . . . . . E-1

             EXHIBIT F -  FORM OF CERTIFICATE TO BE GIVEN BY THE
                          EUROCLEAR OPERATOR AND CEDEL BANK,
                          S.A.   . . . . . . . . . . . . . . . . . . . . . F-1

             EXHIBIT G -  FORM OF TRANSFEREE LETTER  . . . . . . . . . . . G-1

                                   CROSS-REFERENCE TABLE

               TIA                                                   Indenture
             Section                                                  Section
             -------                                                 ---------


             310(a)(1) . . . . . . . . . . . . . . . . . . . . . . . .    7.10
                (a)(2) . . . . . . . . . . . . . . . . . . . . . . . .    7.10
                (a)(3) . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
                (a)(4) . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
                (a)(5) . . . . . . . . . . . . . . . . . . . . . . . .    7.10
                (b)  . . . . . . . . . . . . . . . . . . . . . . . . .    7.8;
                                                                         7.10;
                                                                          14.2
                (c)  . . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
             311(a)  . . . . . . . . . . . . . . . . . . . . . . . . .    7.11
                (b)  . . . . . . . . . . . . . . . . . . . . . . . . .    7.11
                (c)  . . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
             312(a)  . . . . . . . . . . . . . . . . . . . . . . . . .     2.5
                (b)  . . . . . . . . . . . . . . . . . . . . . . . . .    14.3
                (c)  . . . . . . . . . . . . . . . . . . . . . . . . .    14.3
             313(a)  . . . . . . . . . . . . . . . . . . . . . . . . .     7.6
                (b)(1) . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
                (b)(2) . . . . . . . . . . . . . . . . . . . . . . . .     7.6
                (c)  . . . . . . . . . . . . . . . . . . . . . . . . .    7.6;
                                                                          14.2
                (d)  . . . . . . . . . . . . . . . . . . . . . . . . .     7.6
             314(a)  . . . . . . . . . . . . . . . . . . . . . . . .      4.6;
                                                                          13.2
                (b)  . . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
                (c)(1) . . . . . . . . . . . . . . . . . . . . . . . .    2.2;
                                                                          7.2;
                                                                          14.4
                (c)(2) . . . . . . . . . . . . . . . . . . . . . . . .     7.2
                                                                          14.4
                (c)(3) . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
                (d)  . . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
                (e)  . . . . . . . . . . . . . . . . . . . . . . . . .    14.5
                (f)  . . . . . . . . . . . . . . . . . . . . . . . . .    N.A.
             315(a)  . . . . . . . . . . . . . . . . . . . . . . . . .  7.1(b)
                (b)  . . . . . . . . . . . . . . . . . . . . . . . . .    7.5;
                                                                          7.6;
                                                                          14.2
                (c)  . . . . . . . . . . . . . . . . . . . . . . . . .  7.1(a)
                (d)  . . . . . . . . . . . . . . . . . . . . . . . . .     2.8
                                                                          6.11
                                                                    7.1(b) (c)
                (e)  . . . . . . . . . . . . . . . . . . . . . . . . .    6.14
             316(a) (last sentence)  . . . . . . . . . . . . . . . . .    2.10
                (a) (1) (A)  . . . . . . . . . . . . . . . . . . . . .    6.11
                (a) (1) (B)  . . . . . . . . . . . . . . . . . . . . .    6.12
                (a) (2)  . . . . . . . . . . . . . . . . . . . . . . .    N.A.

               TIA                                                   Indenture
             Section                                                  Section
             -------                                                 ---------

                (b)  . . . . . . . . . . . . . . . . . . . . . . . .     6.12;
                                                                           6.7
             317(a) (1)  . . . . . . . . . . . . . . . . . . . . . . .     6.3
                (a) (2)  . . . . . . . . . . . . . . . . . . . . . . .     6.4
                (b)  . . . . . . . . . . . . . . . . . . . . . . . . .     2.4
             318(a)  . . . . . . . . . . . . . . . . . . . . . . . . .    14.1
             __________________

             N.A. means Not Applicable
             Note: This Cross-Reference Table shall not, for any purpose, be deemed to be a part of the Indenture.

                  INDENTURE, dated as of March 22, 1996, between APPLIED MAGNETICS CORPORATION, a Delaware corporation (the "Company"), and THE CHASE MANHATTAN BANK, N.A., a national banking association, as Trustee.

                  Each party hereto agrees as follows for the benefit of each other party and for the equal and ratable benefit of the Holders of the Company's 7% Convertible Subordinated Debentures due 2006 and the Coupons:


                                    ARTICLE I
                    DEFINITIONS AND INCORPORATION BY REFERENCE

             SECTION 1.1    DEFINITIONS.

                  "ACCELERATION NOTICE" shall have the meaning specified in Section 6.2.

                  "ACCREDITED INVESTOR DEBENTURES" shall have the meaning specified in Section 2.1(b).

                  "ADDITIONAL AMOUNTS" shall have the meaning specified in Section 2 of the form of Registered Debenture and Bearer Debenture attached hereto as Exhibit A.

                  "AFFILIATE" means (i) any person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company, (ii) any spouse, immediate family member, or other relative who has the same principal residence of any person described in clause (i) above, and (iii) any trust in which any person described in clause (i) or (ii) above has a beneficial interest. For purposes of this definition, the term "control" means the power to direct the management and policies of a person, directly or through one or more intermediaries, whether through the ownership of voting securities, by contract or otherwise.

                  "AGENT" shall have the meaning set forth in Section
        2.3.

                  "AUTHORIZED NEWSPAPER" means a leading newspaper, in an official language of the country of publication or in the English language, customarily published on each Business Day whether or not published on Saturdays, Sundays or holidays, and of general circulation in the place in connection with which the term is used or in the financial community of such place. If by reason of the temporary or permanent suspension of publication of any newspaper or by reason of any other cause it shall be impossible to make publication of such notice in an Authorized Newspaper as herein provided, then such publication or other notice in lieu thereof as shall be made by the Trustee shall constitute sufficient publication of such notice, if such publication or other notice shall, so far as may be possible, approximate the terms and conditions of the publication in lieu of which it is given.

                  "BANKRUPTCY LAW" means Title 11, U.S. Code, or any similar Federal, state or foreign law for the relief of debtors.

                  "BEARER DEBENTURES" shall have the meaning set forth in
        Section 2.1(c).

                  "BENEFICIAL OWNER" for purposes of the definition of Change of Control has the meaning attributed to it in Rules 13d-3 and 13d-5 under the Exchange Act (as in effect on the Closing
        Date), whether or not such Rules are applicable, except that a "person" shall be deemed to have "beneficial ownership" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time or upon the occurrence of certain events.

                  "BOARD OF DIRECTORS" means, with respect to any person, the Board of Directors of such person or any committee of the Board of Directors of such person authorized, with respect to any particular matter, to exercise the power of the Board of Directors of such person.

                  "BOARD RESOLUTION" means, with respect to any person, a copy of a resolution certified by the Secretary or an Assistant Secretary of such person to have been duly adopted by the Board of Directors thereof and to be in full force and effect on the date of such certification, and delivered to the Trustee.

                  "BUSINESS DAY" means, with respect to any act to be performed hereunder, each Monday, Tuesday, Wednesday, Thursday and Friday that is not a day on which banking institutions in the place where such act is to occur are authorized or obligated by applicable law, regulation or executive order to close.


                  "CAPITALIZED LEASE OBLIGATION" means rental obligations under a lease that are required to be capitalized for financial reporting purposes in accordance with GAAP, and the amount of Indebtedness represented by such obligations shall be the capitalized amount of such obligations, as determined in accordance with GAAP.

                  "CAPITAL STOCK" means, with respect to any corporation, any and all shares, interests, rights to purchase (other than convertible or exchangeable Indebtedness), warrants, options, participations or other equivalents of or interests (however designated) in stock issued by that corporation.

                  "CASH" means such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts.

                  "CEDEL" shall have the meaning specified in Section
        2.7(b).

                  "CHANGE OF CONTROL" means (i) any merger or consolidation of the Company with or into any person or any sale, transfer or other conveyance, whether direct or indirect, of all or substantially all of the assets of the Company, on a consolidated basis, in one transaction or a series of related transactions, if, immediately after giving effect to such transaction, any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not such Rules are applicable) is or becomes the "beneficial owner," directly or indirectly, of more than 50% of the total voting power in the aggregate normally entitled to vote in the election of directors, managers, or trustees, as applicable, of the transferee or surviving entity, (ii) when any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not such Rules are applicable) is or becomes the "beneficial owner," directly or indirectly, of more than 50% of the total voting power in the aggregate normally entitled to vote in the election of directors of the Company, or (iii) when, during any period of 12 consecutive months after the Issue Date, individuals who at the beginning of any such 12-month period constituted the Board of Directors of the Company (together with any new directors whose election by such Board or whose nomination for election by the shareholders of the Company was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office.

                  "CHANGE OF CONTROL NOTICE DATE" shall have the meaning specified in Section 3.1.

                  "CLOSING DATE" shall have the meaning specified in
        Section 2.7(b).

                  "CLOSING PRICE" means for any day the last reported sales price regular way or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way, in either case on the New York Stock Exchange or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, the closing sale price quoted on the Nasdaq

        Stock Market's National Market, or if not so quoted, as determined by the Company.

                  "CODE" means the Internal Revenue Code of 1986, as amended.

                  "COMMON DEPOSITARY" shall have the meaning specified in
        Section 2.7(b).

                  "COMMON STOCK" means the Company's common stock, par value $.10 per share, or as such stock may be reconstituted from time to time.

                  "COMPANY" means the party named as such in this Indenture until a successor replaces it pursuant to the Indenture, and thereafter means such successor.

                  "CONVERSION AGENT" shall have the meaning specified in
        Section 2.3.

                  "CONVERSION DATE" shall have the meaning specified in
        Section 13.3.

                  "CONVERSION NOTICE" shall have the meaning specified in
        Section 13.3.

                  "CONVERSION PRICE" shall have the meaning specified in
        Section 13.1.

                  "CONVERSION SHARES" shall have the meaning specified in
        Section 13.1.

                  "COUPON" means any interest coupon appertaining to any Debenture.

                  "CURRENT MARKET PRICE" means, on any date, the average of the Closing Prices for the 15 consecutive trading days upon which the principal trading market for the Common Stock is open commencing 25 trading days before the day in question.

                  "CUSTODIAN" means any receiver, trustee, assignee, liquidator, sequestrator or similar official under any Bankruptcy Law.

                  "DEBENTURE REGISTER" shall have the meaning specified in Section 2.3.

                  "DEBENTURES" means, collectively, the 7% Convertible Subordinated Debentures due 2006, as supplemented from time to time in accordance with the terms hereof, issued under this Indenture.

                  "DEBENTURES CUSTODIAN" means the Trustee, as custodian with respect to the Debentures in global form, or any successor entity thereto.

                  "DEFAULT" means any event or condition that is, or after notice or passage of time or both would be, an Event of Default.

                  "DEFAULTED INTEREST" shall have the meaning specified in Section 2.14.

                  "DEPOSITARY" means, with respect to the Debentures issuable or issued in whole or in part in global form, the person specified in Section 2.3 as the Depositary with respect to the Debentures, until a successor shall have been appointed and become such pursuant to the applicable provision of this Indenture, and, thereafter, "Depositary" shall mean or include such successor.

                  "DESIGNATED SENIOR INDEBTEDNESS" means (i) the Indebtedness outstanding under that certain Financing Agreement, dated January 11, 1995, between the Company and The CIT Group/Business Credit, Inc., as the same may be amended, modified or supplemented from time to time and (ii) any other Senior Indebtedness having a principal amount of at least $5,000,000 that is designated as "Designated Senior Indebtedness" by written notice from the Company to the Trustee.

                  "DISQUALIFIED CAPITAL STOCK" means (a) except as set forth in clause (b) below, with respect to any person, Capital Stock of such person that, by its terms or by the terms of any security into which it is convertible, exercisable or exchangeable, is, or upon the happening of an event or the passage of time would be, required to be redeemed or repurchased (including at the option of the holder thereof) by such person or any of its Subsidiaries, in whole or in part, on or prior to the Stated Maturity of the Debentures and (b) with respect to any Subsidiary of such person (including with respect to any Subsidiary of the Company), any Capital Stock other than any common stock with no preference, privileges, or redemption or repayment provisions.

                  "DTC" shall have the meaning specified in Section 2.3.

                  "EUROCLEAR OPERATOR" shall have the meaning specified in Section 2.7(b).

                  "EVENT OF DEFAULT" shall have the meaning specified in
        Section 6.1.

                  "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the SEC thereunder.

                  "EXCHANGE DATE" shall have the meaning specified in
        Section 2.7(d).

                  "GAAP" means United States generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board ("FASB") or in such other statements by such other entity as approved by a significant segment of the accounting profession which are in effect in the United States; provided, however, that for purposes of determining compliance with covenants in the Indenture, "GAAP" means such generally accepted accounting principles which are in effect as of the Issue Date.

                  "GLOBAL DEBENTURE" means a Rule 144A Global Debenture of a Regulation S Global Debenture.

                  "HOLDER" or "DEBENTUREHOLDER" means, with respect to a Registered Debenture, the person in whose name a Registered Debenture is registered on the Registrar's books and, with respect to a Bearer Debenture, the bearer of such Bearer Debenture and, with respect to a Coupon, the bearer thereof.

                  "HOLDER REDEMPTION DATE" means a date not less than 30 nor more than 60 days after a Change of Control Notice Date (except as otherwise required by law).

                  "INDEBTEDNESS" of any person means, without duplication, (a) all liabilities and obligations, contingent or otherwise, of any such person, (i) in respect of borrowed money (whether or not the recourse of the lender is to the whole of the assets of such person or only to a portion thereof), (ii) evidenced by bonds, notes, debentures or similar instruments,
        (iii) representing the balance deferred and unpaid of the purchase price of any property or services, except such as would constitute trade payables to trade creditors in the ordinary course of business, (iv) evidenced by bankers, acceptances or similar instruments issued or accepted by banks, (v) for the payment of money relating to a Capitalized Lease Obligation, or
        (vi) evidenced by a letter of credit or a reimbursement obligation of such person with respect to any letter of credit;
        (b) all net obligations of such person under Interest Swap and Hedging Obligations; (c) all liabilities of others of the kind described in the preceding clause (a) or (b) that such person has guaranteed or that is otherwise its legal liability and all obligations to purchase, redeem or acquire any Capital Stock; and
        (d) any and all deferrals, renewals, extensions, refinancings, refunding (whether direct or indirect) of any liability of the kind described in any of the preceding clauses (a), (b) or (c), or this clause (d), whether or not between or among the same parties.

                  "INDENTURE" means this Indenture, as amended or supplemented from time to time in accordance with the terms hereof.

                  "INTEREST PAYMENT DATE" means the stated due date of an installment of interest on the Debentures.

                  "INTEREST RECORD DATE" means an Interest Record Date specified in the Debentures whether or not such Interest Record Date is a Business Day.

                  "INTEREST SWAP AND HEDGING OBLIGATION" means any obligation of any person pursuant to any interest rate swap agreement, interest rate cap agreement, interest rate collar agreement, interest rate exchange agreement, currency exchange agreement or any other agreement or arrangement designed to protect against fluctuations in interest rates or currency values, including, without limitation, any arrangement whereby, directly or indirectly, such person is entitled to receive from time to time periodic payments calculated by applying either a fixed or floating rate of interest on a stated notional amount in exchange for periodic payments made by such person calculated by applying a fixed or floating rate of interest on the same notional amount.

                  "JUNIOR SECURITY" of any Person means any Qualified Capital Stock and any Indebtedness of such Person that is (i) subordinated in right of payment to the Debentures and has no scheduled installment of principal due, by redemption, sinking fund payment or otherwise, on or prior to the Stated Maturity of the Debentures and (ii) subordinated in right of payment to all Senior Indebtedness at least to the same extent as the Debentures.

                  "LIEN" means any mortgage, lien, pledge, charge, security interest or other encumbrance of any kind, whether or not filed, recorded or otherwise perfected under applicable law (including any conditional sale or other title retention agreement and any lease deemed to constitute a security interest and any option or other agreement to give any security interest).

                  "LONDON OFFICE" shall have the meaning specified in
        Section 2.3.

                  "MANAGERS" means NatWest Securities Limited, Salomon Brothers Inc and Montgomery Securities.

                  "NOTICE OF DEFAULT" shall have the meaning specified in
        Section 6.1(3).

                  "OBLIGATIONS" means any principal, premium, interest, penalties, fees, indemnifications, reimbursements, damages and other liabilities payable under the documentation governing any Senior Indebtedness.

                  "OFFICER" means, with respect to the Company, the Chief Executive Officer, the President, any Vice President, the Chief Financial Officer, the Treasurer, the Controller, or the Secretary of the Company.

                  "OFFICERS' CERTIFICATE" means, with respect to the Company, a certificate signed by two officers or by an Officer and an Assistant Secretary of the Company and otherwise complying with the requirements of Sections 14.4 and 14.5, if applicable.

                  "OPINION OF COUNSEL" means a written opinion from legal counsel who is reasonably acceptable to the Trustee and which complies with the requirements of Sections 14.4 and 14.5, if applicable.


                  "PAYING AGENT" shall have the meaning specified in
        Section 2.3.

                  "PAYMENT BLOCKAGE PERIOD" shall have the meaning specified in Section 12.2.

                  "PAYMENT DEFAULT" shall have the meaning specified in
        Section 12.2.

                  "PAYMENT NOTICE" shall have the meaning specified in
        Section 12.2.

                  "PERSON" or "PERSON" means any corporation, individual, limited liability company, joint stock company, joint venture, partnership, unincorporated association, governmental regulatory entity, country, state or political subdivision thereof, trust, municipality or other entity.

                  "PRINCIPAL" of any Indebtedness means the principal of such Indebtedness plus, without duplication, any applicable premium, if any, on such Indebtedness.

                  "PRINCIPAL CORPORATE TRUST OFFICE" shall have the meaning specified in Section 2.3.

                  "PROPERTY" means any right or interest in or to property or assets of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

                  "QIBS" shall have the meaning specified in Section
        2.1(b).

                  "QUALIFIED CAPITAL STOCK" means any Capital Stock of the Company that is not Disqualified Capital Stock.

                  "REDEMPTION DATE," when used with respect to any Debenture to be redeemed, means the date fixed for such redemption pursuant to Article III of this Indenture and Section 3 in the form of Debenture.

                  "REDEMPTION PRICE," when used with respect to any Debenture to be redeemed, means the redemption price for such redemption pursuant to Section 3 in the form of Debenture, which shall include, without duplication, in each case, accrued and unpaid interest and Additional Amounts, if any, to and including the Redemption Date.

                  "REGISTERED ACCREDITED INVESTOR DEBENTURES" shall have the meaning specified in Section 2.1(e).

                  "REGISTERED REGULATION S DEBENTURES" shall have the meaning specified in Section 2.1(c).

                  "REGISTERED DEBENTURES" shall have the meaning specified in Section 2.1(c).

                  "REGISTRAR" shall have the meaning specified in Section
        2.3.

                  "REGISTRATION RIGHTS AGREEMENT" means the Registration Rights Agreement, dated the date hereof, by and among the Company and the persons listed on Schedule I thereto, as such agreement may be amended, modified or supplemented from time to time in accordance with the terms thereof.

                  "REGULATION S GLOBAL DEBENTURE" shall have the meaning specified in Section 2.1(c).

                  "RESALE RESTRICTION TERMINATION DATE" shall have the meaning specified in Section 2.6(i).

                  "RESTRICTED COMMON STOCK" shall have the meaning specified in Section 13.7(b).

                  "RESTRICTED DEBENTURE" shall have the meaning specified in Section 2.1(f).

                  "RULE 144A GLOBAL DEBENTURE" shall have the meaning specified in Section 2.1(d).

                  "RULE 144A DEBENTURES" shall have the meaning specified in Section 2.1(b).

                  "SEC" means the Debentures and Exchange Commission.

                  "SECURITIES ACT" means the Securities Act of 1933, as amended, and the rules and regulations of the SEC promulgated thereunder.

                  "SENIOR INDEBTEDNESS" of the Company means any Indebtedness of the Company, whether outstanding on the date of the Indenture or thereafter created, incurred, assumed, guaranteed or in effect guaranteed by the Company, unless the instrument creating or evidencing such Indebtedness provides that such Indebtedness is not senior or superior, in right of payment, to the Debentures or to other Indebtedness which is pari passu with, or subordinated to, the Debentures; provided, that in no event shall Senior Indebtedness include (a) Indebtedness of the Company owed or owing to any Subsidiary of the Company or any officer, director or employee of the Company or any Subsidiary of the Company, (b) Indebtedness to trade creditors, or (c) any liability for taxes owed or owing by the Company.

                  "SIGNIFICANT SUBSIDIARY" shall have the meaning assigned to that term under Regulation S-X promulgated by the SEC, as in effect on the date of this Indenture.

                  "STATED MATURITY," when used with respect to any Debenture, means March 15, 2006

                  "SUBSCRIPTION AGREEMENT" means that certain
        Subscription Agreement, dated March 15, 1996, by and among the Company and the Managers, as such agreement may be amended, modified or supplemented from time to time in accordance with the terms thereof.

                  "SUBSIDIARY" with respect to any person, means (i) a corporation a majority of whose Capital Stock with voting power normally entitled to vote in the election of directors is at the time, directly or indirectly, owned by such person, by such person and one or more Subsidiaries of such person or by one or more Subsidiaries of such person, (ii) a partnership in which such person or a Subsidiary of such person is, at the time, a general partner, or (iii) any other person (other than a corporation) in which such person, one or more Subsidiaries of such person, or such person and one or more Subsidiaries of such person, directly or indirectly, at the date of determination thereof has at least majority ownership interest.

                  "SURRENDER DATE" shall have the meaning specified in
        Section 13.3.

                  "TIA" means the Trust Indenture Act of 1939 (15 U.S.
        Code    77aaa-77bbbb) as in effect on the date of the execution
        of this Indenture.

                  "TRADING DAY" means each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which securities are not traded on the New York Stock Exchange (or, if the Common Stock is not listed or admitted to trading thereon, on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, or the Nasdaq Stock Market's National Market if the Common Stock is quoted thereon).

                  "TRUSTEE" shall have the meaning specified in Section
        2.3.

                  "TRUST OFFICER" means any officer within the corporate trustee administration department (or any successor group) of the Trustee or any other officer of the Trustee customarily performing functions similar to those performed by the Persons who at that time shall be such officers, and also means, with respect to a particular corporate trust matter, any other officer of the Trustee to whom such trust matter is referred because of his knowledge of and familiarity with the particular matter.

                  "U.S. GOVERNMENT OBLIGATIONS" means direct noncallable obligations of, or noncallable obligations guaranteed by, the United States of America for the payment of which obligation or guarantee the full faith and credit of the United States of America is pledged.

             SECTION 1.2    INCORPORATION BY REFERENCE OF TIA.

                  Whenever this Indenture refers to a provision of the TIA, such provision is incorporated by reference in and made a part of this Indenture. The following TIA terms used in this Indenture have the following meanings:

                  "COMMISSION" means the SEC.

                  "INDENTURE SECURITIES" means the Debentures.

                  "INDENTURE SECURITYHOLDER" means a Holder or a Debentureholder.

                  "INDENTURE TO BE QUALIFIED" means this Indenture.

                  "INDENTURE TRUSTEE" or "INSTITUTIONAL TRUSTEE" means the Trustee.

                  "OBLIGOR" on the indenture securities means the Company and any other obligor on the Debentures.

                  All other TIA terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by SEC rule and not otherwise defined herein have the meanings assigned to them thereby.

             SECTION 1.3    RULES OF CONSTRUCTION.

                  Unless the context otherwise requires:

                  (1)  a term has the meaning assigned to it;

                  (2) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP;

                  (3)  "or" is not exclusive;

                  (4) words in the singular include the plural, and words in the plural include the singular;

                  (5) provisions apply to successive events and transactions;

                  (6) "herein," "hereof" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision; and

                  (7) references to Sections or Articles means reference to such Section or Article in this Indenture, unless stated otherwise.


                                    ARTICLE II
                                 THE DEBENTURES

             SECTION 2.1    FORM AND DATING.

                  (a) The Company has, by the Subscription Agreement, agreed to issue and sell to the Managers up to U.S. $115,000,000 aggregate principal amount of its 7% Convertible Subordinated Debentures due 2006.

                  (b) Pursuant to the Subscription Agreement, the Managers may resell the Debentures to (i) persons who are not "U.S. Persons" (as such term is defined in Regulation S promulgated by the SEC pursuant to the Securities Act) in transactions that meet the requirements of Regulation S, (ii) "qualified institutional buyers" (as such term is defined in Rule 144A promulgated by the SEC pursuant to the Securities Act and hereinafter referred to as "QIBs") in reliance on Rule 144A (the Debentures that are resold by the Managers pursuant to Rule 144A being hereinafter referred to as the "Rule 144A Debentures"), and
        (iii) institutional "accredited investors" (within the meaning of Rule 501(a)(1), (2), (3) or (7) promulgated by the SEC pursuant to the Securities Act) (the Debentures that are resold by the Managers to institutional "accredited investors" being hereinafter referred to as the "Accredited Investor Debentures").

                  (c) The Debentures will initially be issued in the form of a temporary global debenture in bearer form without coupons in the aggregate principal amount of the entire issue of Debentures less the aggregate principal amount of the Rule 144A Debentures and Accredited Investor Debentures concurrently issued, substantially in the form of Exhibit B hereto (the "Regulation S Global Debenture"). As hereinafter provided, the Regulation S Global Debenture may subsequently be exchanged for Debentures in printed definitive form either as (i) bearer Debentures ("Bearer Debentures") in denominations of U.S. $1,000 and U.S. $10,000 and with interest Coupons attached thereto, representing the semi-annual interest payable thereon, or (ii) fully registered Debentures ("Registered Regulation S Debentures") in denominations of U.S. $1,000 and integral multiples thereof. Bearer Debentures shall be substantially in the form of Exhibit A hereto, including the Coupons set forth therein, and Registered Regulation S Debentures shall be substantially in the form of Exhibit A hereto, in each case excluding the information called for by footnotes 1 and 2 and excluding the additional schedule referred to in footnote 3 thereto. The Debentures which are not Bearer Debentures or the Regulation S Global Debenture are hereinafter collectively referred to as the "Registered Debentures."

                  (d) The Rule 144A Debentures will initially be issued in the form of a global Debenture in the aggregate principal amount of the Rule 144A Debentures, which Debenture shall be in substantially the form of Exhibit A hereto, including the paragraphs referred to in footnotes 1 and 2 and the additional schedule referred to in footnote 3 thereto, and is hereinafter referred to as the "Rule 144A Global Debenture."

                  (e) The Accredited Investor Debentures will initially be issued in fully registered form in denominations of U.S. $1,000 and integral multiples thereof, which Debentures shall be in substantially the form of Exhibit A hereto, excluding the information called for by footnote 1 thereto and the additional schedule referred to in footnote 3 thereto but including the information called for by footnote 2 thereto, and are hereinafter collectively referred to as "Registered Accredited Investor Debentures."

                  (f) During the period beginning on the Closing Date and ending on the date which is three years after the Closing Date, all Rule 144A Debentures and all Accredited Investor Debentures, and all Debentures issued upon registration of transfer of or in exchange for such Debentures, shall be "Restricted Debentures" and shall be subject to the restrictions on transfer in Section 2.6 hereof; PROVIDED, HOWEVER, that the term "Restricted Debentures" shall not include (i) Registered Debentures which are issued upon transfer of or in exchange for either Bearer Debentures or Registered Regulation S Debentures or
        (ii) Registered Debentures as to which such restrictions on transfer have been terminated in accordance with Section 2.6(i) hereof. All Restricted Debentures shall bear the legend required by Section 2.6(h) hereof.

                  (g) The Registered Debentures, the Bearer Debentures and the Regulation S Global Debenture shall contain such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may, consistent herewith, be determined by the officer of the Company executing such Debentures, as evidenced by his execution of such Debentures.

                  (h) The Company in issuing the Debentures shall use CUSIP numbers, and the Trustee may use such CUSIP numbers in any notice of redemption with respect to the Debentures. The Company shall obtain one CUSIP number for the Rule 144A Debentures and one for the Registered Debentures that are not Restricted Debentures. In addition, the Company shall obtain an ISIN number and a Common Code for the Regulation S Global Debenture, the Bearer Debentures and the Registered Regulation S Debentures.

                  (i) In compliance with United States tax laws and regulations, Bearer Debentures may not be offered or sold during the 40-day period beginning on the Closing Date, or at any time if such Bearer Debentures form part of a Manager's unsold allotment, to a person who is within the United States or its possessions or to a United States person other than (a) foreign branches of United States financial institutions if such institutions agree in writing to comply with the requirements of
        Section 165(j)(3)(A), (B) or C of the Code, and the regulations thereunder, (b) exempt distributors (as defined in the Treasury Regulations), or (c) United States offices of international organizations or foreign central banks. United States tax laws and regulations also require that Bearer Debentures not be delivered within the United States or its possessions.

                  (j) The Debentures and the Trustee's certificate of authentication, in respect thereof, shall be substantially in the forms of Exhibits A and B hereto, as applicable, which Exhibits are part of this Indenture. The Debentures may have notations, legends or endorsements required by law, stock exchange rule or usage. The Company shall approve the forms of the Debentures and any notation, legend or endorsement on them. Any such notations, legends or endorsements not contained in the forms of Debenture attached as Exhibits A and B hereto shall be delivered in writing by the Company to the Trustee. Each Debenture shall be dated the date of its authentication, except that Bearer Debentures shall be dated March 22, 1996.

                  (k) The terms and provisions contained in the forms of Debentures shall constitute, and are hereby expressly made, a part of this Indenture and, to the extent applicable, the Company and the Trustee, by their execution and delivery of this Indenture, expressly agree to such terms and provisions and to be bound thereby.

             SECTION 2.2    EXECUTION AND AUTHENTICATION.

                  Two Officers shall sign, or one Officer shall sign and one Officer shall attest to, each Debenture and each Coupon for the Company by manual or facsimile signature. The Company's seal shall be impressed, affixed, imprinted or reproduced on the Debentures and may be in facsimile form.

                  If an Officer whose signature is on a Debenture or a related Coupon was an Officer at the time of such execution but no longer holds that office at the time the Trustee authenticates such Debenture, such Debenture and such Coupon shall be valid nevertheless and the Company shall nevertheless be bound by the terms of such Debenture, such Coupon and this Indenture.

                  A Debenture and the related Coupons shall not be valid until an authorized officer of the Trustee manually signs the certificate of authentication on the Debenture but such signature shall be conclusive evidence that the Debenture has been authenticated pursuant to the terms of this Indenture.

                  The Trustee shall authenticate the Debentures for original issue in the aggregate principal amount of up to U.S. $115,000,000 upon a written order of the Company in the form of an Officers' Certificate. The Officers' Certificate shall specify the amount of Debentures to be authenticated and the date on which the Debentures are to be authenticated. The aggregate principal amount of Debentures outstanding at any time may not exceed U.S. $115,000,000, except as provided in Section 2.7. Upon the written order of the Company in the form of an Officers' Certificate, the Trustee shall authenticate Debentures in substitution of Debentures originally issued to reflect any name change of the Company.

                  The Trustee may appoint an authenticating agent acceptable to the Company to authenticate Debentures. Unless otherwise provided in the appointment, an authenticating agent may authenticate Debentures whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent has the same rights as an Agent to deal with the Company, any Affiliate of the Company, or any of their respective Subsidiaries.

             SECTION 2.3    TRUSTEE; PAYING AGENT; CONVERSION AGENT AND
        REGISTRAR.

                  The Company hereby appoints The Chase Manhattan Bank, N.A., at present having its principal corporate trust office at 4 Chase Metrotech Center, Brooklyn, New York 11245 (the "Principal Corporate Trust Office"), as its Trustee in respect of the Debentures upon the terms and subject to the conditions herein set forth (The Chase Manhattan Bank, N.A. and its successor or successors as such Trustee qualified and appointed in accordance with Section 7.8 hereof are herein called the "Trustee"). The Trustee shall have the powers and authority granted to and conferred upon it herein and in the Debentures, and such further powers and authority, acceptable to it, to act on behalf of the Company as the Company may hereafter grant to or confer upon it in writing.

                  The Company hereby appoints The Chase Manhattan Bank, N.A., at the Principal Corporate Trust Office and at its London office, presently located at Woolgate House, Coleman Street, London EC2P 2HD, England (the "London Office"), as its Paying Agent in respect of the Debentures upon the terms and subject to the conditions herein set forth The Chase Manhattan Bank, N.A. and its successor or successors as such paying agent qualified and appointed in accordance with Section 11.1 hereof are herein called the "Paying Agent"). The Paying Agent shall have the powers and authority granted to and conferred upon it herein and in the Debentures, and such further powers and authority, acceptable to it, to act on behalf of the Company as the Company may hereafter grant to or confer upon it in writing. The Company may have one or more additional Paying Agents and the term "Paying Agent" includes any additional Paying Agent. As used herein, "paying agencies" shall mean paying agencies maintained by the Company as provided in Section 4.2 hereof.

                  The Company hereby appoints The Chase Manhattan Bank, N.A. at the Principal Corporate Trust Office and the London Office and The Chase Manhattan Bank Luxembourg S.A., at present having its principal corporate trust office at 5, rue Plaetis, L-2338 Luxembourg (the "Luxembourg Office"), as its Conversion Agents in respect of the Debentures upon the terms and subject to the conditions herein set forth (each of The Chase Manhattan Bank, N.A., The Chase Manhattan Bank Luxembourg S.A. and their respective successors as such conversion agents qualified and appointed in accordance with Section 11.1 hereof are herein called a "Conversion Agent," and the Registrar, the Paying Agent, the Conversion Agents and the Transfer Agents (as defined in Section 4.2 hereof) are sometimes herein referred to severally as an "Agent" and, collectively, as the "Agents"). Each Conversion Agent shall have the powers and authority granted to and conferred upon it herein and in the Debentures, and such further powers and authority, acceptable to it, to act on behalf of the Company as the Company may hereafter grant to or confer upon it in writing. As used herein, "conversion agencies" shall mean conversion agencies maintained by the Company as provided in
        Section 4.2 hereof.

                  The Company shall cause to be kept at the Principal Corporate Trust Office of the Trustee a register (the register maintained in such office (which office shall be located in the Borough of Brooklyn, The City of New York) being herein referred to as the "Debenture Register") in which, subject to such reasonable regulations as the Trustee may prescribe, the Company shall provide for the registration of Registered Debentures and of transfers of Registered Debentures (the Trustee in such capacity, the "Registrar"). The Trustee is hereby appointed Registrar for the purpose of registering Registered Debentures and transfers of Registered Debentures as herein provided. The Company may have one or more co-Registrars.

                  The Company shall enter into an appropriate written agency agreement with any Agent not a party to this Indenture, which agreement shall implement the provisions of this Indenture that relate to such Agent. The Company shall promptly notify the Trustee in writing of the name and address of any such Agent. If the Company fails to maintain a Registrar or Paying Agent, the Trustee shall act as such.

                  The Company initially appoints The Depository Trust Company ("DTC") to act as Depositary with respect to the Rule 144A Global Debentures.

                  The Company initially appoints the Trustee to act as Debentures Custodian with respect to the Rule 144A Global
        Debentures.

             SECTION 2.4    PAYING AGENT TO HOLD ASSETS IN TRUST.

                  The Company shall require each Paying Agent other than the Trustee to agree in writing that each Paying Agent shall hold in trust for the benefit of Holders or the Trustee all assets held by the Paying Agent for the payment of principal of, premium, if any, interest on or Additional Amounts with respect to, the Debentures (whether such assets have been distributed to it by the Company or any other obligor on the Debentures), and shall notify the Trustee in writing of any Default in making any such payment. The Company at any time may require a Paying Agent to distribute all assets held by it to the Trustee and account for any assets disbursed and the Trustee may at any time during the continuance of any payment Default, upon written request to a Paying Agent, require such Paying Agent to distribute all assets held by it to the Trustee and to account for any assets distributed. Upon distribution to the Trustee of all assets that shall have been delivered by the Company to the Paying Agent, the Paying Agent (if other than the Company or an Affiliate of the Company) shall have no further liability for such assets.

             SECTION 2.5    DEBENTUREHOLDER LISTS.

                  The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of Holders of Registered Debentures. If the Trustee is not the Registrar, the Company shall furnish to the Trustee on or before the third Business Day preceding each Interest Payment Date and at such other times as the Trustee may request in writing a list in such form and as of such date as the Trustee reasonably may require of the names and addresses of Holders of Registered Debentures.

             SECTION 2.6    TRANSFER AND EXCHANGE; RESTRICTIONS ON
        TRANSFER.

                  (a) Upon surrender for registration of transfer of any Registered Debenture at any office or agency designated for such purpose by the Company pursuant to Section 4.2 hereof, the Company shall execute, and the Trustee shall authenticate, register and deliver, in the name of the designated transferee or transferees, one or more new Registered Debentures of any authorized denominations and of a like aggregate principal amount and bearing such restrictive legends as may be required by this Indenture; PROVIDED, HOWEVER, that, with respect to any Registered Debenture that is a Restricted Debenture, the Trustee shall not register the transfer of such Debenture unless the conditions in Section 2.6(b) hereof shall have been satisfied. The Holder of each Restricted Debenture, by such Holder's acceptance thereof, agrees to be bound by the transfer restrictions set forth herein and in the legend on such Restricted Debenture.

                  (b) Whenever any Restricted Debenture is presented or surrendered for registration of transfer or exchange for a Registered Debenture registered in a name other than that of the Holder, no registration of transfer or exchange shall be made unless:

                    (i)   The registered holder presenting such
        Restricted Debenture for transfer shall have certified to the Trustee in writing that such registered holder is transferring such Restricted Debenture to a "qualified institutional buyer" (as defined in Rule 144A under the Securities Act) in compliance with the exemption from registration under the Securities Act provided by Rule 144A thereunder (or a successor provision);

                   (ii)   The registered holder presenting such
        Restricted Debenture for transfer shall have certified to the Trustee in writing that the registered holder is transferring such Restricted Debenture outside the United States in a transaction meeting the requirements of Rule 904 of Regulation S under the Securities Act;

                  (iii) (A) The registered holder presenting such Restricted Debenture for transfer shall have certified to the Trustee in writing that such registered holder is transferring such Restricted Debenture to an institutional "accredited investor" (within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act) in a transaction not involving any general solicitation or general advertising; and (B) a broker or dealer registered under Section 15 of the Exchange Act shall have certified to the Trustee in writing that: (x) each person who will become a beneficial owner of the Restricted Debenture upon transfer is an institutional "accredited investor" (as such term is defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act); (y) no general solicitation or general advertising was made or used by such broker or dealer in connection with the offer and sale of such Restricted Debenture to such person(s); and (z) such institutional accredited investor has been informed that the Debentures have not been registered under the Securities Act and are subject to the restrictions on transfer set forth in the Debentures and this Indenture;

                   (iv)   The registered holder presenting such
        Restricted Debenture for transfer shall have certified to the Trustee in writing that the registered holder is transferring the Registered Debenture to the Company; or

                    (v) The Trustee has received transfer documentation indicating, and a written opinion of counsel acceptable in form and substance to the Company and the Trustee, that the transfer is being made pursuant to another available exemption from, or a transaction not otherwise subject to, the registration requirements of the Securities Act.

                  For purposes of this Section 2.6(b), any such certification to the Trustee in writing shall be in the form of the Transfer Notice set forth on the reverse of such Debenture. In the case of a transfer pursuant to the foregoing clauses (ii),
        (iii) or (v), the Company may require that the registered holder deliver an opinion of counsel, certifications or other information acceptable to it in form and substance. In addition, in the case of a transfer pursuant to the foregoing clause (iii), the transferor shall be required to deliver a letter from the transferee substantially in the form of Exhibit G hereto.

                  (c) Bearer Debentures may, at the option of the holder thereof, be exchanged for an equal aggregate principal amount of Registered Regulation S Debentures in denominations of U.S. $1,000 and integral multiples thereof without Coupons and/or Bearer Debentures of authorized denominations, upon surrender of the Bearer Debentures to be exchanged at any office or agency outside the United States designated for such purpose by the Company pursuant to Section 4.2 hereof, with all unmatured Coupons and all matured Coupons in default thereto appertaining.

        If such Holder is unable to produce any such unmatured Coupon or Coupons or matured Coupon or Coupons in default, such exchange may be effected if the Bearer Debentures are accompanied by payment in funds acceptable to the Company in an amount equal to the face amount of such missing Coupon or Coupons or the surrender of such missing Coupon or Coupons may be waived by the Company if there be furnished to it and the Trustee such security or indemnity as it may require to save it, the Trustee, the Paying Agent and any paying agency harmless. If, thereafter the Holder of such Debenture shall surrender to any paying agency any such missing Coupon in respect of which such a payment shall have been made, such holder shall be entitled to receive the amount of such payment from the Company; provided, however, that, except as otherwise provided in the form of Bearer Debenture set forth in Exhibit A hereto, interest represented by Coupons shall be payable only upon presentation and surrender of those Coupons outside of the United States and its possessions. Bearer Debentures and Coupons are transferable upon delivery.

                  (d) Registered Debentures may, at the option of the holder thereof, be exchanged for Registered Debentures of any other authorized denominations and of a like aggregate principal amount, upon surrender of the Registered Debentures to be exchanged at any office or agency designated for such purpose by the Company pursuant to Section 4.2 hereof. Registered Debentures shall not be exchangeable for Bearer Debentures. Whenever any Registered Debentures are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Registered Debentures which the holder making the exchange is entitled to receive. If the Registered Debenture so surrendered for exchange is a Registered Accredited Investor Debenture and the Holder thereof requests in writing that such Registered Accredited Investor Debenture be exchanged for an interest in the Rule 144A Global Debenture, such Registered Accredited Investor Debenture will be exchangeable into an equal aggregate principal amount of beneficial interests in the Rule 144A Global Debenture; PROVIDED, HOWEVER, that, if such Registered Accredited Investor Debenture is a Restricted Debenture, such exchange may only be made if such holder certifies to the Trustee in writing that such holder is a QIB by completing the Transfer Notice on the reverse of such Debenture. Upon any exchange as provided in the immediately preceding sentence, the Trustee shall cancel such Registered Accredited Investor Debenture and cause, or direct any custodian for the Rule 144A Global Debenture to cause, in accordance with the standing instructions and procedures existing between the Depositary and any such custodian, the aggregate principal amount of Debentures represented by the Rule 144A Global Debenture to be increased accordingly. If no Rule 144A Global Debentures are then outstanding, the Company shall issue and the Trustee shall authenticate a new Rule 144A Global Debenture in the appropriate principal amount.

                  (e) Any person having a beneficial interest in a Rule 144A Global Debenture may upon request exchange such beneficial interest for a Registered Debenture only as provided in this paragraph. Upon receipt by the Company and the Trustee of (i) written instructions (or such other form of instructions as is customary) on behalf of any person having a beneficial interest in a Rule 144A Global Debenture and (ii) in the case of a Restricted Debenture, the following additional information and documents (all of which may be submitted by facsimile):

                          (A)    if such beneficial interest is being
        transferred to the person designated as being the beneficial owner, a certification to that effect from such person; or

                          (B)    if such beneficial interest is being
        transferred to a person other than the person designated as being the beneficial owner, the provisions of Section 2.6(b) hereof have been satisfied;

        in which case the Trustee or any custodian for the Rule 144A Global Debenture, at the direction of the Trustee shall, in accordance with the standing instructions and procedures existing between the Depositary and such custodian, cause the aggregate principal amount of the Rule 144A Global Debenture to be reduced accordingly and, following such reduction, the Company shall execute and the Trustee shall authenticate and deliver to the transferee a Registered Debenture in the appropriate principal amount and, if such Registered Debenture is a Restricted Debenture, including the appropriate legend. Registered Debentures issued in exchange for a beneficial interest in the Rule 144A Global Debenture pursuant to this paragraph shall be registered in such names and in such authorized denominations as shall be instructed to the Trustee. The Trustee shall deliver such Registered Debentures to the persons in whose names such Debentures are so registered.

                  (f) Notwithstanding any other provision of this Indenture (other than the provisions set forth in Section 2.6(e) hereof), the Rule 144A Global Debenture may not be transferred as a whole except by the Depositary to a nominee of the Depositary or by a nominee of the Depositary to the Depositary or another nominee of the Depositary or by the Depositary or any such nominee to a successor Depositary or a nominee of such successor Depositary.

                  (g) If at any time either (i) the Depositary for the Rule 144A Global Debenture notifies the Company and the Company notifies the Trustee in writing that the Depositary is unwilling or unable to continue as Depositary for the Rule 144A Global Debenture and a successor Depositary for the Rule 144A Global Debenture is not appointed by the Company within 90 days after delivery of such notice, or (ii) the Company, at its sole discretion, notifies the Trustee in writing that it elects to cause the issuance of Registered Debentures under this Indenture, then the Company shall execute, and the Trustee shall authenticate and deliver, Registered Debentures in an aggregate principal amount equal to the principal amount of the Rule 144A Global Debenture in exchange for such Rule 144A Global Debenture (registered in the names and denominations specified by the Depositary).

                  (h) Each certificate evidencing Restricted Debentures shall bear a legend in substantially the following form:

                  THE DEBENTURES EVIDENCED HEREBY HAVE NOT BEEN
             REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS AND NEITHER THIS DEBENTURE NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE OFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, REGISTRATION. EACH PURCHASER OF THIS DEBENTURE IS HEREBY NOTIFIED THAT THE SELLER MAY BE RELYING ON THE EXEMPTION FROM THE PROVISIONS OF SECTION 5 OF THE SECURITIES ACT PROVIDED BY RULE 144A THEREUNDER. THE HOLDER OF THIS DEBENTURE, BY ITS ACCEPTANCE HEREOF, REPRESENTS, ACKNOWLEDGES AND AGREES FOR THE BENEFIT OF THE COMPANY THAT: (I) IT HAS ACQUIRED A "RESTRICTED" DEBENTURE WHICH HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT; (II) IT WILL NOT OFFER, SELL OR OTHERWISE TRANSFER THIS DEBENTURE, PRIOR TO THE DATE WHICH IS THREE YEARS AFTER THE LATER OF THE DATE OF ORIGINAL ISSUANCE HEREOF AND THE LAST DATE ON WHICH THE COMPANY OR ANY AFFILIATED PERSON OF THE COMPANY WAS THE OWNER OF THIS DEBENTURE (OR ANY PREDECESSOR OF SUCH DEBENTURE) (THE "RESALE RESTRICTION TERMINATION DATE") EXCEPT (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT WHICH HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) FOR SO LONG AS THIS DEBENTURE IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON WHO THE SELLER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (D) PURSUANT TO OFFERS AND SALES THAT OCCUR OUTSIDE THE UNITED STATES WITHIN THE MEANING OF REGULATION S UNDER THE SECURITIES ACT, (E) IN A TRANSACTION ARRANGED BY A BROKER OR DEALER REGISTERED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, TO AN INSTITUTIONAL "ACCREDITED INVESTOR" (WITHIN THE MEANING OF SUBPARAGRAPHS (a)(1), (2),
             (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT) THAT IS ACQUIRING THIS DEBENTURE FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL "ACCREDITED INVESTOR," FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (F) PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND, IN EACH CASE, IN ACCORDANCE WITH THE

             APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES OR ANY APPLICABLE JURISDICTION; AND (III) IT WILL, AND EACH SUBSEQUENT HOLDER IS REQUIRED TO, NOTIFY ANY PURCHASER FROM IT OF THIS DEBENTURE OF THE RESALE RESTRICTIONS SET FORTH IN
             (II) ABOVE. IF ANY RESALE OR OTHER TRANSFER OF THIS DEBENTURE IS PROPOSED TO BE MADE PURSUANT TO CLAUSE II(E) ABOVE PRIOR TO THE DATE WHICH IS THREE YEARS AFTER THE DATE OF ORIGINAL ISSUANCE HEREOF, THE TRANSFEROR SHALL DELIVER A LETTER FROM THE TRANSFEREE CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE RESTRICTIONS ON TRANSFER OF THIS DEBENTURE. ANY OFFER, SALE OR OTHER DISPOSITION PURSUANT TO THE FOREGOING CLAUSES (II)(D), (E) AND (F) IS SUBJECT TO THE RIGHT OF THE ISSUER OF THIS DEBENTURE TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATIONS OR OTHER INFORMATION ACCEPTABLE TO IT IN FORM AND SUBSTANCE. THIS LEGEND WILL BE REMOVED UPON THE REQUEST OF THE HOLDER AFTER THE RESALE RESTRICTION TERMINATION DATE.

                  (i) The restrictions imposed by Section 2.6(b) upon the transferability of any particular Restricted Debenture shall cease and terminate (i) when such Restricted Debenture has been
        (x) sold pursuant to an effective registration statement under the Securities Act or (y) transferred pursuant to Rule 144 under the Securities Act (or any successor provisions thereto), unless the holder is an affiliate of the Company within the meaning of said Rule 144 (or such successor provision) or (ii) upon the date which is three years after the later of the date of original issue and the last date on which the Company or any Affiliate of the Company was the owner of such Restricted Debenture (or any predecessor security)(the "Resale Restriction Termination Date"). Any Restricted Debenture as to which such restrictions on transfer shall have expired in accordance with their terms or shall have terminated may, upon surrender of such Restricted Debenture for exchange to the Trustee in accordance with the provisions of this Section 2.6(i) (accompanied, in the event that such restrictions on transfer have terminated by reason of a transfer pursuant to Rule 144 (or any successor provision), by an opinion of counsel reasonably acceptable to the Company, addressed to the Company and the Trustee and in form and scope satisfactory to the Company, to the effect that the transfer of such Restricted Debenture has been made in compliance with Rule 144 (or such successor provision)), be exchanged for a new Registered Debenture, of like tenor and aggregate principal amount, which shall not bear the restrictive legend required by
        Section 2.6(h) hereof. The Company shall promptly inform the Trustee in writing of the effective date of any registration statement registering the Debentures under the Securities Act.

                  (j) The transfer and exchange of the Rule 144A Global Debenture or beneficial interest therein shall be effected through the Depositary, in accordance with this Indenture and the procedures of the Depositary therefor, which shall include restrictions on transfer comparable to those set forth herein to the extent required by the Securities Act.

                  (k) At such time as all beneficial interests in the Rule 144A Global Debenture have either been exchanged for Registered Debentures, redeemed, repurchased or cancelled, the Rule 144A Global Debenture shall be returned to or retained and cancelled by the Trustee. At any time prior to such cancellation, if any beneficial interest in the Rule 144A Global Debenture is exchanged for Registered Debentures, redeemed, repurchased or cancelled, the principal amount of Debentures represented by the Rule 144A Global Debenture shall be reduced accordingly and an endorsement shall be made on the Rule 144A Global Debenture, by the Trustee or any custodian therefor, at the direction of the Trustee, to reflect such reduction.

                  (l) All Debentures issued upon any registration of transfer or exchange of Debentures shall be the valid obligations of the Company, evidencing the same obligations, and entitled to the same benefits under this Indenture, as the Debentures surrendered upon such registration of transfer or exchange.

                  (m) Every Registered Debenture presented for registration of transfer or surrendered for exchange shall be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company, the Trustee and the Transfer Agent to which such Debenture is presented or surrendered and the Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing. All such instruments shall comply with the applicable provisions of this
        Section 2.6. The registration of the transfer of a Registered Debenture by the Registrar shall be deemed to be the written acknowledgement of such transfer on behalf of the Company.

                  (n)  No service charge shall be made for any
        registration of transfer or exchange, but the Company or the Transfer Agent may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Debentures, other than exchanges pursuant to Section 2.7 hereof or not involving any registration of transfer.

                  (o) Neither the Company nor the Trustee nor any of the offices or agencies designated for the purposes specified in
        Section 4.2 hereof nor any Transfer Agent shall be required (i) to exchange Bearer Debentures for Registered Debentures during the period between the close of business on any Interest Record Date and the opening of business on the next succeeding Interest Payment Date, (ii) to exchange any Bearer Debenture (or portion thereof) for a Registered Debenture if the Company shall determine and inform the Trustee in writing that, as a result thereof, the Company may incur adverse consequences under the Federal income tax laws and regulations (including proposed regulations) of the United States in effect or proposed at the time of such exchange, or (iii) in the event of a redemption in part, (A) to register the transfer or exchange of Registered Debentures or to exchange any Bearer Debentures for Registered Debentures during a period of 15 days immediately preceding the date notice is given pursuant to Section 3(e) of the Registered Debentures and the Bearer Debentures identifying the serial numbers of any Debentures to be redeemed, or (B) to register the transfer or exchange of any Registered Debenture so selected for redemption in whole or in part, except portions not being redeemed of Debentures being redeemed in part, or (C) to exchange any Bearer Debenture called for redemption; PROVIDED, HOWEVER, that a Bearer Debenture called for redemption may be exchanged, on the terms and conditions set forth above, for a Registered Debenture that is simultaneously surrendered, with written instruction for payment on the Redemption Date, unless the Redemption Date is between the close of business on any Interest Record Date and the close of business on the next succeeding Interest Payment Date, in which case such exchange may only be made prior to the Interest Record Date immediately preceding the Redemption Date.

             SECTION 2.7  EXCHANGE.

                  (a) At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Debentures executed by the Company in accordance with this Indenture to the Trustee for authentication together with an Officers' Certificate of the Company directing such authentication, and the Trustee shall thereupon authenticate and make such Debentures available for delivery upon and in accordance with the written order of the Company. No Debenture shall be valid or enforceable for any purpose unless and until the certificate of authentication thereon shall have been manually signed by a duly authorized officer of the Trustee and such duly executed certificate of authentication on any Debenture shall be conclusive evidence that the Debenture has been duly authenticated and delivered hereunder.

                  (b) The Regulation S Global Debenture, the Rule 144A Global Debenture and the Registered Accredited Investor Debentures will be issued upon payment to the Company or its order in United States dollars in next-day funds by check or wire transfer to a United States dollar account designated by the Company, at 3:00 p.m., London time, on March 22, 1996, or at such other time on the same or such other date, not later than 5:00 p.m., London time, on the fifth Business Day in London thereafter, as the Managers and the Company may agree (the "Closing Date"). Such payment will be made (1) upon authorization from the Managers, (2) against delivery as provided in Section 2.7(c) hereof of the amount, if any, of Rule 144A Debentures and Accredited Investor Debentures as the Managers may request and as they shall direct, and (3) against the delivery of the Regulation S Global Debenture for the balance of the Debentures to The Chase Manhattan Bank N.A., London office, as depositary (the "Common Depositary") for Morgan Guaranty Trust Company of New York, Brussels office, as operator of the Euroclear System (the "Euroclear Operator"), and Cedel Bank societe anonyme ("Cedel"). The Regulation S Global Debenture shall be held on deposit with the Common Depositary for the accounts of the Euroclear Operator and Cedel, for credit to the Managers' respective securities clearance accounts (or to such other accounts as NatWest Securities Limited may have specified) with the Euroclear Operator or Cedel.

                  (c) On the Closing Date, the Company shall execute and deliver to (i) the Managers, at the offices of White & Case in New York, temporary Registered Accredited Investor Debentures (which shall have been duly authenticated by the Trustee and which may be in typewritten form) in respect of the Accredited Investor Debentures and (ii) the Depositary, at its office in New York, the Rule 144A Global Debenture (which shall have been duly authenticated by the Trustee and which may be in type-written form) in respect of the Rule 144A Debentures. On or before the Exchange Date (as defined in Section 2.7(d)), the Company will execute and deliver to the Trustee at its office in New York City Registered Accredited Investor Debentures in the aggregate principal amount of the Registered Accredited Investor Debentures outstanding. At the request of a holder of temporary Registered Accredited Investor Debentures, the Trustee shall deliver to such holder Registered Accredited Investor Debentures in exchange for an equal aggregate principal amount of temporary Registered Accredited Investor Debentures.

                  (d) On or before the Exchange Date, the Company will execute and deliver to the Trustee, at its office in London, definitive Registered Regulation S Debentures and Bearer Debentures in the aggregate principal amount outstanding in the Regulation S Global Debenture and in such proportion of Registered Regulation S Debentures to Bearer Debentures as the Trustee may specify. "Exchange Date" means the date following the expiration of the 40-day period commencing on the Closing Date. On or after the Exchange Date, the Regulation S Global Debenture may be surrendered to the Trustee at its London office to be exchanged, as a whole or in part, for definitive Bearer Debentures without charge, and the Trustee shall authenticate and deliver, in exchange for such Regulation S Global Debenture or the portions thereof to be exchanged, an equal aggregate principal amount of definitive Bearer Debentures, but only upon presentation to the Trustee at its office in London of a certificate of the Euroclear Operator or Cedel with respect to the Regulation S Global Debenture or portions thereof being exchanged, substantially in the form of Exhibit C hereto, to the effect that it has received a certificate or certificates in substantially the form set forth in Exhibit D hereto dated no earlier than 15 days prior to the Exchange Date and signed by the person appearing in its records as the owner of the Regulation S Global Debenture or portions thereof being exchanged. Similarly, after the Exchange Date, portions of the Regulation S Global Debenture may be exchanged for an equal aggregate principal amount of definitive Registered Regulation S Debentures upon presentation to the Trustee at its office in London of a certificate substantially in the form of Exhibit F hereto.

                  (e) The definitive Debentures and Coupons shall be printed, lithographed or engraved or produced by any combination of these methods or may be produced in any other manner permitted by the rules of any securities exchange on which the Debentures may be listed, all as determined by the officers executing such Debentures and Coupons, as evidenced by such execution.

                  (f) Bearer Debentures may be issued only upon receipt by the Euroclear Operator or Cedel of a certificate or certificates in the form of Exhibit D hereto. Bearer Debentures will be delivered only outside the United States and its possessions. Registered Debentures may be issued only upon receipt by the Euroclear Operator or Cedel of a certificate or certificates in the form of Exhibit E hereto.

                  (g) The delivery to the Trustee by the Euroclear Operator or Cedel of any certificate referred to above may be relied upon by the Company and the Trustee as conclusive evidence that a corresponding certificate or certificates has or have been delivered to the Euroclear Operator or Cedel pursuant to the terms of this Indenture.

                  (h) Upon any such exchange of a portion of the Regulation S Global Debenture for a definitive Bearer Debenture or Debentures or a definitive Registered Regulation S Debenture or Debentures, the Regulation S Global Debenture shall be endorsed by the Trustee to reflect the reduction of its principal amount by an amount equal to the aggregate principal amount of such definitive Debenture or Debentures. Until so exchanged in full for definitive Debentures, the Regulation S Global Debenture shall in all respects be entitled to the same benefits under this Indenture as definitive Debentures authenticated and delivered hereunder, except that neither the Holder thereof nor the beneficial owners of the Regulation S Global Debenture shall be entitled to receive payment of interest thereon or exercise conversion rights with respect thereto.

             SECTION 2.8  REPLACEMENT DEBENTURES.

                  If a mutilated Debenture or a Debenture with a mutilated Coupon appertaining thereto is surrendered to the Trustee or if the Holder of a Debenture or Coupon claims and submits an affidavit or other evidence, satisfactory to the Trustee, to the effect that the Debenture or Coupon has been lost, destroyed or wrongfully taken, the Company shall issue and the Trustee shall authenticate and deliver, in lieu of any such lost, destroyed or wrongfully taken Debenture or in exchange for the Debenture to which a lost, destroyed or wrongfully taken Coupon appertains (with all appurtenant Coupons not lost, destroyed or wrongfully taken) a replacement Debenture with Coupons corresponding to the Coupons, if any, appertaining to such lost, destroyed or wrongfully taken Debenture or to the Debenture to which such lost, destroyed or wrongfully taken Coupon appertains, if the Trustee's requirements are met. If required by the Trustee or the Company, such Holder must provide an indemnity bond or other indemnity, sufficient in the judgment of both the Company and the Trustee, to protect the Company, the Trustee or any Agent from any loss which any of them may suffer if a Debenture or Coupon is replaced. The Company may charge such Holder for its reasonable, out-of-pocket expenses in replacing a Debenture or Coupon.

                  In case any such lost, destroyed or wrongfully taken Debenture or Coupon has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Debenture, pay such Debenture or Coupon; PROVIDED, HOWEVER, that principal of and any premium and interest on Bearer Debentures shall, except as otherwise provided in the Bearer Debentures, be payable only at an office or agency located outside the United States and its possessions.

                  Every replacement Debenture or Coupon is an additional obligation of the Company.

                  The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Debentures or Coupons.

             SECTION 2.9  OUTSTANDING DEBENTURES.

                  Debentures outstanding at any time are all the Debentures that have been authenticated by the Trustee (including any Debenture represented by a Rule 144A Global Debenture or a Regulation S Global Debenture) except those cancelled by it, those delivered to it for cancellation, those reductions in the interest in a Global Debenture effected by the Trustee hereunder and those described in this Section 2.9 as not outstanding. A Debenture does not cease to be outstanding because the Company or an Affiliate of the Company holds the Debenture, except as provided in Section 2.10 hereof.

                  If a Debenture is replaced pursuant to Section 2.8 hereof (other than a mutilated Debenture surrendered for replacement), it ceases to be outstanding unless the Trustee receives proof satisfactory to it that the replaced Debenture is held by a bona fide purchaser. A mutilated Debenture ceases to be outstanding upon surrender of such Debenture and replacement thereof pursuant to Section 2.8 hereof.

                  If on a Redemption Date the Paying Agent (other than the Company or an Affiliate of the Company) holds Cash or U.S. Government Obligations sufficient to pay all of the principal and interest due on the Debentures payable on that date in accordance with Section 3.3 hereof and payment of the Debentures called for redemption is not otherwise prohibited pursuant to Article XII hereof or otherwise, then on and after that date such Debentures cease to be outstanding and interest on them shall cease to accrue from such Redemption Date.

             SECTION 2.10 TREASURY DEBENTURES.

                  In determining whether the Holders of the required principal amount of Debentures have concurred in any direction, amendment, supplement, waiver or consent, Debentures owned by the Company or an Affiliate of the Company shall be disregarded, except that, for the purposes of determining whether the Trustee shall be protected in relying on any such direction, amendment, supplement, waiver or consent, only Debentures that the Trustee knows are so owned by the Company or an Affiliate shall be disregarded.

             SECTION 2.11 TEMPORARY DEBENTURES.

                  Until definitive Debentures are ready for delivery, the Company may prepare and the Trustee shall authenticate temporary Debentures. Temporary Debentures shall be substantially in the form of definitive Debentures but may have variations that the Company reasonably and in good faith considers appropriate for temporary Debentures. Without unreasonable delay, the Company shall prepare and the Trustee shall authenticate definitive Debentures in exchange for temporary Debentures. Until so exchanged, the temporary Debentures shall in all respects be entitled to the same benefits under this Indenture as permanent Debentures authenticated and delivered hereunder, except as provided in Section 2.7(h) hereof.

             SECTION 2.12 CANCELLATION.

                  The Company at any time may deliver Debentures or Coupons to the Trustee for cancellation. The Registrar and the Paying Agent shall forward to the Trustee any Debentures or Coupons surrendered to them for transfer, exchange or payment. The Trustee, or at the direction of the Trustee, the Registrar or the Paying Agent (other than the Company or an Affiliate of the Company), and no one else, shall cancel and, at the written direction of the Company, shall dispose of all Debentures or Coupons surrendered for transfer, exchange, payment or cancellation. Subject to Section 2.8 hereof, the Company may not issue new Debentures or Coupons to replace Debentures or Coupons that have been paid or delivered to the Trustee for cancellation. No Debentures shall be authenticated in lieu of or in exchange for any Debentures cancelled as provided in this Section 2.12, except as expressly permitted in the form of Debentures and as permitted by this Indenture.

             SECTION 2.13 PAYMENT.

                  (a) The Company will pay or cause to be paid to the Paying Agent at its office in Brooklyn, New York the amounts, at the times and for the purposes, set forth herein and in the text of the Debentures, and the Company hereby authorizes and directs the Paying Agent to make payment of the principal of, premium, if any, and interest on and Additional Amounts, if any, on the Debentures from such payments.

                  (b) At least 15 days prior to the date on which any payment of Additional Amounts shall be required to be made pursuant to Section 2 of the Debentures, the Company will furnish the Paying Agent, each other paying agency of the Company and the Trustee with a certificate of one of its duly authorized officers instructing the Paying Agent and each other paying agency of the Company as to the amounts required (i) to be deducted or withheld for or on account of any taxes described in Section 2 of the Debentures from a payment to be made on that date and (ii) to be paid to each holder of Debentures or Coupons as Additional Amounts pursuant to Section 2 of the Debentures. If the foregoing amounts are not uniform for all Holders, then the Company's certificate shall specify by country of residence or other factor the amounts required to be deducted or withheld and to be paid as Additional Amounts for each Holder or class of Holders of the Debentures or Coupons. In the absence of its receipt of any such certificate from the Company, the Paying Agent may make payment without deduction or withholding.

                  (c) Interest on any Registered Debenture that is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the person in whose name that Debenture is registered at the close of business on the Interest Record Date immediately preceding such Interest Payment Date even if such Registered Debenture is cancelled after such Interest Record Date. In case a Bearer Debenture is surrendered for exchange for a Registered Debenture after the close of business on any Interest Record Date and before the opening of business on the next succeeding Interest Payment Date, the Trustee shall not be required to perform the exchange of such Debenture.

                  (d) If a Registered Debenture is converted after the close of business on an Interest Record Date and before the opening of business on the next succeeding Interest Payment Date, the interest due on such Interest Payment Date shall be paid on such Interest Payment Date to the person in whose name that

        Debenture is registered at the close of business on that Interest Record Date.

                  (e) In order to provide for the payment of the principal of, premium, if any, and interest on the Debentures as the same shall become due and payable, the Company shall pay to the Paying Agent at its office in Brooklyn, New York, in Cash, and in same day funds, the following amounts (and the Company shall give notice to the Trustee at least one full Business Day prior to the date payment is due to the Paying Agent as to the means of such payment), to be held and applied by the Paying Agent as hereinafter set forth:

                    (i) The Company shall pay to the Paying Agent no later than 12:00 noon, New York City time, on the Business Day immediately prior to each Interest Payment Date an amount sufficient to pay the interest due on (and Additional Amounts, if any, on) all the Debentures outstanding on such Interest Payment Date, and the Paying Agent shall apply the amounts so paid to it to the payment of such interest (and Additional Amounts, if any) on such Interest Payment Date.

                   (ii) If the Company shall elect, or shall be required, to redeem all or any part of the Debentures in accordance with Section 3.1 hereof, the Company will pay to the Paying Agent (other than the Company or an Affiliate of the Company) no later than 12:00 noon, New York City time, on the Business Day immediately prior to the Redemption Date thereof an amount sufficient (with any amount then held by the Paying Agent and available for the purpose) to pay the Redemption Price of the Debentures called for redemption or entitled to be redeemed, together with accrued interest thereon (and Additional Amounts, if any, with respect thereto) to the Redemption Date fixed for redemption and not paid pursuant to clause (e)(i) of this Section 2.13, and the Paying Agent shall apply such amount to the payment of the Redemption Price and accrued interest (and Additional Amounts, if any) in accordance with the terms of Article III hereof.

                  (iii) No later than 12:00 noon, New York City time, on the Business Day immediately prior to the Stated Maturity of the Debentures, the Company shall pay to the Paying Agent an amount which, together with any amounts then held by the Paying Agent, and available for payment thereof, shall be equal to the entire amount of principal and interest (and Additional Amounts, if any) to be due on such maturity date on all the Debentures then outstanding, and the Paying Agent shall apply such amount to the payment of the principal of and interest on (and Additional Amounts, if any, on) the Debentures in accordance with the terms of the Debentures.

                  (f) If the Paying Agent pays out any amount due under the terms of the Debentures on or after the due date thereof on the assumption that the corresponding payment for such amount has been or will be made by the Company and such payment has in fact not been so made by the Company prior to the time that the Paying Agent makes such payment, then the Company shall on demand reimburse the Paying Agent for the relevant amount, and pay interest to the Paying Agent on such amount from the date on which it is paid out to the date of reimbursement at a rate per annum equal to the cost to the Paying Agent of funding the amount paid, as certified by the Paying Agent and expressed as a rate per annum. For the avoidance of doubt, the provisions of Article XII of this Indenture as to subordination shall not apply to the Company's obligations under this paragraph (f).

             SECTION 2.14 DEFAULTED INTEREST.

                  Any interest on any Registered Debenture which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date plus, to the extent lawful, any interest payable on the defaulted interest (herein called "Defaulted Interest") shall forthwith cease to be payable to the registered Holder on the relevant Interest Record Date, and such Defaulted Interest may be paid by the Company, at its election in each case, as provided in clause (1) or (2) below:

                  (1) The Company may make payment of any Defaulted Interest to the Holder of a Registered Debenture on a subsequent record date established by notice given by mail by or on behalf of the Company to such Holder not less than 15 days preceding such subsequent record date, such record date to be not less than 10 days preceding the date of payment of such Defaulted Interest.

                  (2) The Company may make payment of any Defaulted Interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Debentures may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this clause, such manner shall be deemed practicable by the Trustee.

                  Any Defaulted Interest payable in respect of any Bearer Debenture shall be payable pursuant to such procedures as may be satisfactory to the Trustee in such manner that there is no discrimination between the Holders of Registered Debentures and Bearer Debentures, and notice of the payment date therefor shall be given by the Trustee, in the name and at the expense of the Company, in the manner provided in Section 14.2 hereof.

                  Subject to the foregoing provisions of this Section 2.14, each Debenture delivered under this Indenture upon transfer of or in exchange for or in lieu of any other Debenture shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Debenture.

             SECTION 2.15 COMPUTATION INTEREST.

                  Interest on the Debentures shall be computed on the basis of a 360-day year of twelve 30-day months.


                                   ARTICLE III
                                    REDEMPTION

             SECTION 3.1  RIGHT OF REDEMPTION.

                  If, under the circumstances described in Section 3 of the Registered Debentures and Bearer Debentures, the Company shall elect or be required to redeem the outstanding Debentures, the following provisions shall he applicable:

                  (a)  Except in the case of redemption pursuant to
        Section 3(d) of the Registered Debentures and the Bearer Debentures (in which case notice shall be given by the Company as provided in subsection (c) of this Section 3.1), the Company shall, at least 75 days (or such shorter period as shall be reasonably acceptable to the Trustee) before the date designated for such redemption, give written notice to the Agents of its election to redeem the outstanding Debentures on the Redemption Date specified in such notice and state in such notice that the conditions precedent to such redemption have occurred and describe them, and shall request the Trustee to arrange for publication and mailing of the notice specified in clause (b) below.

                  (b) In the event the Company shall give notice to the Agents of its election to redeem the Debentures, the Trustee shall cause to be given to Holders on behalf of and at the expense of the Company a notice of redemption in accordance with
        Section 14.2 hereof. The Trustee shall send a copy of such notice of redemption to the Company, the Paying Agent (if different from the Trustee) and each other paying agency of the Company. In the case of a redemption in whole, notice will be given once not more than 60 nor less than 30 days prior to the Redemption Date. In the case of a partial redemption, notice will be given twice, the first such notice to be given not more than 90 nor less than 45 days prior to the Redemption Date and the second such notice to be given not more than 45 and not less than 30 days prior to the Redemption Date. The Trustee shall notify the Company promptly of the portions of outstanding Debentures to be called for redemption as determined pursuant to
        Section 3(a) of the Registered Debentures and Bearer Debentures. If less than all of the Debentures are called for redemption, the Trustee shall select the Debentures or any given portion thereof to be redeemed by lot.

                  (c) Under the circumstances described in Section 3(d) of the Registered Debentures and Bearer Debentures concerning the redemption of outstanding Debentures at the option of the holders thereof, the following provisions shall be applicable:

                    (i) The Company shall give notice to the Trustee of the occurrence of a Change of Control promptly upon the occurrence of such Change of Control or, if later, immediately upon learning of the occurrence of such Change of Control (provided, that the Company shall be deemed to have knowledge of any information contained in any Statement on Schedule 13D or 13G filed with the U.S. Debentures and Exchange Commission). Such notice shall state:

                          A. the Holder Redemption Date in respect of such Change of Control;

                          B.     the Redemption Price as set forth in
        Section 3(d) of the Registered Debentures and Bearer Debentures;

                          C.     the place or places of payment of the
        Registered Debentures and Bearer Debentures; and

                          D.     such other information as the Company
        shall deem advisable.

                   (ii) The Trustee shall cause to be given to the Holders on behalf of the Company a notice of entitlement to redeem in accordance with the provisions of Section 14.2 hereof. Such notice shall be given on behalf and at the expense of the Company and shall be given not later than 30 days after the later of the Exchange Date, the date of the occurrence of a Change of Control or the date of receipt of notice by the Trustee from the Company of such Change of Control (the date on which such notice is given by the Trustee shall be the "Change of Control Notice Date").

                  (iii) Upon the deposit of any of the Registered Debentures or Bearer Debentures with the agency designated by the Company as the place for payment of the Registered Debentures and Bearer Debentures together with a duly signed and completed Redemption Notice in the form set forth on the reverse of the Bearer Debentures and Registered Debentures, all in accordance with the provisions of Section 3 of the Registered Debentures and Bearer Debentures, the Holder of such Registered Debenture and Bearer Debenture shall be entitled to receive a non-transferable receipt evidencing such deposit.

                   (iv) The Trustee shall notify the Company on each Business Day in the five Business Days prior to the Holder Redemption Date for outstanding Debentures to be redeemed under this Section 3.1(c) of the amount required to redeem such Debentures.

                  (d) Notices relating to the redemption of Debentures whether at the option of the Company or the Holder hereof shall specify: the Redemption Date or the Holder Redemption Date, as the case may be, therefor; the Redemption Price; the place or places of payment; that payment will be made upon presentation and surrender of the Debentures to be redeemed, together, in the case of a Bearer Debenture, with all appurtenant Coupons, if any, maturing subsequent to the Redemption Date; that interest accrued to the Redemption Date will be paid as specified in such notice; that on and after said date interest thereon will cease to accrue; and such other information as the Company may wish to include. In the case of a redemption by the Company at the option of the Holder of a Debenture, the notices given by the Trustee informing a Holder of such Holder's entitlement to redeem shall also specify that a Holder electing redemption will be entitled to revoke its election by delivering a written notice of such revocation, together with the Holder's nontransferable receipt for such Debenture, to the agency designated by the Company as the place for the payment of the Debentures to be so redeemed not later than the Holder Redemption Date in the case of a redemption pursuant to Section 3(d) of the Registered Debentures and Bearer Debentures. In the case of a redemption in part at the option of the Company, notices shall specify the aggregate principal amount of Debentures to be redeemed and the aggregate principal amount of Debentures outstanding after such partial redemption. The first notice shall specify the last date on which exchanges or transfers of Debentures may be made (in accordance with Section 2.6(o) hereof), and the second notice shall specify the serial numbers of the Debentures and the portions thereof called for redemption. In the case of a redemption in whole or in part by the Company, notices shall specify the date the conversion privilege expires in accordance with Section 4(a) of the Registered Debentures and Bearer Debentures. Such notices shall also state that the conditions precedent, if any, to such redemption have occurred and, in the case of a redemption pursuant to Section 3(d) of the Registered Debentures and Bearer Debentures, the last day for surrender of the Debentures being redeemed.

                  If any date fixed for the redemption of Bearer Debentures is a date prior to the Exchange Date, the beneficial owners will be entitled to receive payment of the Redemption Price, subject to the receipt by the Euroclear Operator or Cedel of a certificate or certificates in the form of Exhibit D hereto.

             SECTION 3.2  EFFECT OF NOTICE OF REDEMPTION.

                  Once notice of redemption is made in accordance with
        Section 3.1 hereof, Debentures called for redemption become due and payable on the Redemption Date and at the Redemption Price, including accrued and unpaid interest and Additional Amounts, if any, to the Redemption Date. Upon surrender to the Trustee or Paying Agent, such Debentures called for redemption shall be paid at the Redemption Price, including accrued and unpaid interest and Additional Amounts, if any, to the Redemption Date; provided that if the Redemption Date is after a regular Interest Record Date and on or prior to the next succeeding Interest Payment Date, the accrued interest to the Redemption Date and Additional Amounts, if any, shall be payable on the Redemption Date to the Holder of the redeemed Debentures registered on the relevant Interest Record Date; and provided, further, that if a Redemption Date is not a Business Day, payment shall be made on the next succeeding Business Day and no interest or Additional Amounts shall accrue for the period from such Redemption Date to such succeeding Business Day.

             SECTION 3.3  DEPOSIT OF REDEMPTION PRICE.

                  On the Business Day immediately prior to the Redemption Date, the Company shall deposit with the Paying Agent (other than the Company or an Affiliate of the Company) Cash sufficient to pay the Redemption Price of, including accrued and unpaid interest on, and Additional Amounts with respect to, all Debentures to be redeemed on such Redemption Date (other than Debentures or portions thereof called for redemption on that date that have been delivered by the Company to the Trustee for cancellation). The Paying Agent shall promptly return to the Company any Cash so deposited which is not required for that purpose upon the written request of the Company.

                  If the Company complies with the preceding paragraph and the other provisions of this Article III and payment of the Debentures called for redemption is not prohibited under Article XII hereof or otherwise, interest and Additional Amounts on the Debentures to be redeemed will cease to accrue on the applicable Redemption Date, whether or not such Debentures are presented for payment. Notwithstanding anything herein to the contrary, if any Debenture surrendered for redemption in the manner provided in the Debentures shall not be so paid upon surrender for redemption because of the failure of the Company to comply with the preceding paragraph, interest and Additional Amounts shall continue to accrue and be paid from the Redemption Date until such payment is made on the unpaid principal, and, to the extent lawful, on any interest not paid on such unpaid principal, in each case at the rate and in the manner provided in Section 4.1 hereof and the Debenture.

             SECTION 3.4  DEBENTURES REDEEMED IN PART.

                  Upon surrender of a Debenture that is to be redeemed in part, the Company shall execute and the Trustee shall authenticate and deliver to the Holder, without service charge to the Holder, a new Debenture or Debentures equal in principal amount to the unredeemed portion of the Debenture surrendered.


                                    ARTICLE IV
                                    COVENANTS

             SECTION 4.1  PAYMENT OF DEBENTURES.

                  The Company shall pay the principal of, premium, if any, interest on, and Additional Amounts, if any, with respect to, the Debentures on the dates and in the manner provided in the Debentures, as applicable. An installment of principal of, premium, if any, interest on, or Additional Amounts, if any, with respect to, the Debentures shall be considered paid on the date it is due if the Trustee or Paying Agent (other than the Company or an Affiliate of the Company) holds for the benefit of the Holders on that date Cash deposited and designated for and sufficient to pay the installment.

                  The Company shall pay interest on overdue principal and on overdue installments of interest at the rate specified in the Debentures compounded semi-annually, to the extent lawful.

             SECTION 4.2  MAINTENANCE OF OFFICE OR AGENCY.

                  (a) So long as any of the Registered Debentures remain outstanding or until monies for the payment of all principal of, premium, if any, and interest on (and Additional Amounts with respect to) all outstanding Debentures shall have been made available at the office of the Paying Agent and shall have been returned to the Company as provided in Section 8.2 hereof, the Company will maintain in the Borough of Manhattan or Brooklyn, The City of New York, an office or agency where the Registered Debentures may be presented or surrendered for payment, an office or agency where the Debentures may be surrendered for conversion as provided in this Indenture and an office or agency where notices and demands to or upon the Company with respect to the Registered Debentures or this Indenture may be served, in each case, which office or agency shall be a bank or trust company organized, in good standing and doing business under the laws of the United States of America or of any State of the United States of America. So long as any Bearer Debentures remain outstanding or until monies for the payment of all principal of, premium, if any, and interest on (and Additional Amounts with respect to) all outstanding Debentures shall have been made available at the office of the Paying Agent and shall have been returned to the Company as provided in Section 8.2 hereof, the Company will maintain, in at least one city in Western Europe, which shall be Luxembourg so long as the Debentures are listed on the Luxembourg Stock Exchange, an office or agency where Bearer Debentures may be surrendered for payment or conversion pursuant to Section 2.6 hereof and where notices and demands to or upon the Company in respect of the Bearer Debentures of that series or of this Indenture may be served. The Company now intends to maintain additional agencies (subject to applicable laws and regulations) outside the United States and its possessions where Bearer Debentures and Coupons may be surrendered for payment, where Registered Debentures may be surrendered for payment and where Debentures may be surrendered for conversion in London, England and Luxembourg, and during such period to keep the Agents advised of the names and locations of such agencies. Unless the Company shall otherwise notify each of the Agents in writing, the sole such paying agencies and conversion agencies shall be the agencies specified in the Debentures.

                  (b) So long as there shall be Debentures outstanding or until monies for the payment of all principal of, premium, if any, and interest on (and Additional Amounts with respect to) all outstanding Debentures shall have been made available at the office of the Paying Agent and shall have been returned to the Company as provided in Section 8.2 hereof, the Company shall maintain a Debenture Registrar and additional transfer agencies (each a "Transfer Agent and, collectively, the "Transfer Agents")
        (i) where Registered Debentures may be surrendered for registration of transfer or for exchange for Registered Debentures in New York City and (ii) in at least one city in Western Europe, which shall be Luxembourg so long as the Debentures are listed on the Luxembourg Stock Exchange, where Registered Debentures may be surrendered for purposes of transfer or exchange, and where Bearer Debentures may be delivered in exchange for Bearer Debentures or for Registered Debentures. Consistent with applicable laws and regulations, including the provisions of the federal income tax laws of the United States, such agencies may be the same agencies as or different agencies from those maintained by the Company pursuant to Section 4.2(a). The Company hereby appoints the London Office of The Chase Manhattan Bank, N.A. and The Chase Manhattan Bank Luxembourg S.A., as Transfer Agents for such transfers and exchanges. The registration of transfer or exchange of Registered Debentures shall only be made by the Trustee in New York City.

                  (c) The Company will give to the Trustee written notice of the locations of such offices or agencies and of any change in the locations thereof. If at any time the Company shall fail to maintain any such offices or agencies or shall fail to give such notice of the location or any change in the locations thereof, presentations, surrenders, notices and demands in respect of Registered Debentures may be made or served at the Principal Corporate Trust Office of the Trustee in Brooklyn, New York and in respect of Bearer Debentures may be made or served at the principal office of the Trustee in London, England at which at any particular time its corporate trust business shall be administered.

             SECTION 4.3  CORPORATE EXISTENCE.

                  Subject to Article V hereof, the Company shall do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence and the corporate or other existence of each of its Subsidiaries in accordance with the respective organizational documents of each of them and the rights (charter and statutory) and corporate franchises of the Company and each of its Subsidiaries; PROVIDED, HOWEVER, that the Company shall not be required to preserve, with respect to itself, any right or franchise, and with respect to any of its Subsidiaries, any such existence, right or franchise, if (a) the Company shall determine that the preservation thereof is no longer desirable in the conduct of the business of such entity and (b) the loss thereof is not disadvantageous in any material respect to the Holders.

             SECTION 4.4  PAYMENT OF TAXES AND OTHER CLAIMS.

                  Except with respect to immaterial items, the Company shall, and shall cause each of its Subsidiaries to, pay or discharge or cause to be paid or discharged, before the same shall become delinquent, (i) all taxes, assessments and governmental charges (including withholding taxes and any penalties, interest and additions to taxes) levied or imposed upon the Company or any of its Subsidiaries or any of their respective properties and assets and (ii) all lawful claims, whether for labor, materials, supplies, services or anything else, which have become due and payable and which by law have or may become a Lien upon the property and assets of the Company or any of its Subsidiaries; PROVIDED, HOWEVER, that neither the Company nor any Subsidiary shall be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings and for which disputed amounts adequate reserves have been established in accordance with GAAP.

             SECTION 4.5  MAINTENANCE OF PROPERTIES AND INSURANCE.

                  The Company shall cause all material properties used or useful to the conduct of its business and the business of each of its Subsidiaries to be maintained and kept in good condition, repair and working order (reasonable wear and tear excepted) and supplied with all necessary equipment and shall cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in their reasonable judgment may be necessary, so that the business carried on in connection therewith may be properly conducted at all times; PROVIDED, HOWEVER, that nothing in this Section 4.5 shall prevent the Company or any Subsidiary from discontinuing any operation or maintenance of any of such properties, or disposing of any of them, if such discontinuance or disposal is (a), in the judgment of the Company, desirable in the conduct of the business of such entity and (b) not disadvantageous in any material respect to the Holders.

                  The Company shall provide, or cause to be provided, for itself and each of its Subsidiaries, insurance (including appropriate self-insurance) against loss or damage of the kinds that, in the reasonable, good faith opinion of the Company is adequate and appropriate for the conduct of the business of the Company and such Subsidiaries in a prudent manner, with (except for self-insurance) reputable insurers or with the government of the United States of America or an agency or instrumentality thereof, in such amounts, with such deductibles, and by such methods as shall be customary, in the reasonable, good faith opinion of the Company, and adequate and appropriate for the conduct of the business of the Company and such Subsidiaries in a prudent manner for entities similarly situated in the industry, unless failure to provide such insurance (together with all other such failures) would not have a material adverse effect on the financial condition or results of operations of the Company or such Subsidiary.

             SECTION 4.6  COMPLIANCE CERTIFICATE; NOTICE OF DEFAULT.

                  (a) The Company shall deliver to the Trustee within 120 days after the end of its fiscal year an Officers' Certificate complying with Section 314(a)(4) of the TIA and stating that a review of its activities and the activities of its Subsidiaries during the preceding fiscal year has been made under the supervision of the signing officers with a view to determining whether the Company has kept, observed, performed and fulfilled its obligations under this Indenture and further stating, as to each such officer signing such certificate, whether or not the signer knows of any failure by the Company or any Subsidiary of the Company to comply with any conditions or covenants in this Indenture and, if such signor does know of such a failure to comply, the certificate shall describe such failure with particularity. The Officers' Certificate shall also notify the Trustee should the relevant fiscal year end on any date other than the current fiscal year end date.

                  (b) The Company shall, so long as any of the Debentures are outstanding, deliver to the Trustee, promptly and in any event within 5 Business Days upon becoming aware of any Default, Event of Default or fact which would prohibit the making of any payment to or by the Trustee in respect of the Debentures, an Officers' Certificate specifying such Default, Event of Default or fact and what action the Company is taking or proposes to take with respect thereto. The Trustee shall not be deemed to have knowledge of any Default, any Event of Default or any such fact unless one of its Trust Officers receives notice thereof from the Company or any of the Holders.

             SECTION 4.7  REPORTS.

                  Whether or not the Company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Company shall deliver to the Trustee and to each Holder identified to the Company, and to prospective purchasers of Debentures identified to the Company by NatWest Securities Limited, within 15 days after it is or would have been required to file such with the SEC, annual and quarterly consolidated financial statements substantially equivalent to financial statements that would have been included in reports filed with the SEC if the Company was subject to the requirements of Section 13 or 15(d) of the Exchange Act, including, with respect to annual information only, a report thereon by the Company's certified independent public accountants as such would be required in such reports to the SEC and, in each case, together with a management's discussion and analysis of financial condition and results of operations which would be so required.

             SECTION 4.8  LIMITATION ON STATUS AS INVESTMENT COMPANY.

                  Neither the Company nor any of its Subsidiaries shall become an "investment company" (as that term is defined in the Investment Company Act of 1940, as amended), or otherwise become subject to regulation under said Investment Company Act.

             SECTION 4.9  WAIVER OF STAY, EXTENSION OR USURY LAWS.

                  The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law or any usury law or other law which would prohibit or forgive the Company from paying all or any portion of the principal of, premium of, interest on, or Additional Amounts with respect to, the Debentures as contemplated herein, wherever enacted, now or at any time hereafter in force, or which may affect the covenants or the performance of this Indenture; and (to the extent that it may lawfully do so) the Company hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

             SECTION 4.10 RULE 144A INFORMATION REQUIREMENT.

                  The Company shall furnish to the Holders or beneficial holders of the Debentures or the underlying Common Stock and prospective purchasers of Debentures or the underlying Common Stock designated by the Holders of Debentures or the underlying Common Stock, upon their request, the information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act until such time as the Debentures are no longer "restricted securities" within the meaning of Rule 144 under the Securities Act.

                                    ARTICLE V
                              SUCCESSOR CORPORATION

             SECTION 5.1  LIMITATION ON MERGER, SALE OR CONSOLIDATION.

                  (a) The Company shall not, directly or indirectly, consolidate with or merge with or into another Person or sell, lease, convey or transfer all or substantially all of its assets (computed on a consolidated basis), whether in a single transaction or a series of related transactions, to another Person or group of affiliated Persons, unless (i) either (a) in the case of a merger or consolidation, the Company is the surviving entity or (b) the resulting, surviving or transferee entity is a corporation organized under the laws of the United States, any state thereof or the District of Columbia and expressly assumes by supplemental indenture all of the obligations of the Company in connection with the Debentures and the Indenture; (ii) no Default or Event of Default shall exist or shall occur immediately before or after giving effect on a pro forma basis to such transaction; and (iii) the Company has delivered to the Trustee an Officers' Certificate and an opinion of Counsel, each stating that such consolidation, merger or transfer and, if a supplemental indenture is required, such supplemental indenture comply with the Indenture and that all conditions precedent relating to such transactions have been satisfied.

                  (b) For purposes of clause (a) of this Section 5.1, the sale, lease, conveyance, assignment, transfer, or other disposition of all or substantially all of the properties and assets of one or more Subsidiaries of the Company, which properties and assets, if held by the Company instead of such Subsidiaries, would constitute all or substantially all of the properties and assets of the Company on a consolidated basis, shall be deemed to be the transfer of all or substantially all of the properties and assets of the Company.

             SECTION 5.2  SUCCESSOR CORPORATION SUBSTITUTED.

                  Upon any consolidation or merger or any sale, lease, conveyance or transfer of all or substantially all of the assets of the Company in accordance with the foregoing, the successor corporation formed by such consolidation or into which the Company is merged or to which such sale, lease, conveyance or transfer is made, shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor corporation had been named therein as the Company, and when a successor corporation duly assumes all of the obligations of the Company pursuant hereto and pursuant to the Debentures, the predecessor

        (except in the case of a lease) shall be released from such obligations (except with respect to any obligations that arise from or as a result of such transaction).


                                    ARTICLE VI
                          EVENTS OF DEFAULT AND REMEDIES

             SECTION 6.1  EVENTS OF DEFAULT.

                  "Event of Default," wherever used herein, means any one of the following events (whatever the reason for such Event of Default and whether it shall be caused voluntarily or involuntarily or effected, without limitation, by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                  (1) failure to pay any installment of interest on, or Additional Amounts with respect to, the Debentures as and when the same becomes due and payable, or to perform any conversion of the Debentures required under this Indenture, and the continuance of such default for a period of 30 days, whether or not such payment is prohibited by Article XII hereof;

                  (2) failure to pay all or any part of the principal of, or premium, if any on the Debentures when and as the same become due and payable at maturity, redemption, by acceleration or otherwise, including, without limitation, default in the payment of the Redemption Price on the Redemption Date in accordance with Section 3(d) of the Registered Debentures and the Bearer Debentures, whether or not such payment is prohibited by Article XII hereof;

                  (3) failure by the Company to perform (or cause the performance of) the conversion of any Debenture in accordance with its terms and the terms of this Indenture, and continuance of such failure for a period of 60 days after tender for conversion by the Holder thereof;

                  (4) failure by the Company to observe or perform any covenant, agreement or warranty contained in the Debentures or this Indenture (other than a default in the performance of any covenant, agreement or warranty which is specifically dealt with elsewhere in this Section 6.1), and continuance of such failure for a period of 60 days after there has been given, by registered or certified mail, to the Company by the Trustee, or to the Company and the Trustee by Holders of at least 25% in aggregate principal amount of the then outstanding Debentures, a written notice specifying such default or breach, requesting it to be remedied and stating that such notice is a "Notice of Default" hereunder;

                  (5) a default under Indebtedness of the Company or any of its Significant Subsidiaries with an aggregate principal amount in excess of $5,000,000 (a) resulting from the failure to pay principal, premium or interest when due that extends beyond any stated period of grace applicable thereto or (b) as a result of which the maturity of such Indebtedness has been accelerated prior to its stated maturity;

                  (6) a decree, judgment, or order by a court of competent jurisdiction shall have been entered adjudging the Company or any of its Significant Subsidiaries as bankrupt or insolvent, or approving as properly filed a petition seeking reorganization of the Company or any of its Significant Subsidiaries under any bankruptcy or similar law, and such decree or order shall have continued undischarged and unstayed for a period of 75 days; or a decree or order of a court of competent jurisdiction over the appointment of a receiver, liquidator, trustee, or assignee in bankruptcy or insolvency of the Company, any of its Significant Subsidiaries, or of the property of any such Person, or for the winding up or liquidation of the affairs of any such Person, shall have been entered, and such decree, judgment, or order shall have remained in force undischarged and unstayed for a period of 75 days;

                  (7) the Company or any of its Significant Subsidiaries shall institute proceedings to be adjudicated a voluntary bankrupt, or shall consent to the filing of a bankruptcy proceeding against it, or shall file a petition or answer or consent seeking reorganization under any bankruptcy or similar law or similar statute, or shall consent to the filing of any such petition, or shall consent to the appointment of a Custodian, receiver, liquidator, trustee, or assignee in bankruptcy or insolvency of it or any of its assets or property, or shall make a general assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts generally as they become due, or shall, within the meaning of any Bankruptcy Law, become insolvent, fail generally to pay its debts as they become due, or take any corporate action in furtherance of or to facilitate, conditionally or otherwise, any of the foregoing; or

                  (8) final unsatisfied judgments not covered by insurance, or the issuance of any warrant of attachment against any portion of the property or assets of the Company or any of its Significant Subsidiaries, aggregating in excess of $2,000,000 at any one time, shall have been rendered against the Company or any of its Subsidiaries and not have been stayed, bonded or discharged for a period (during which execution shall not be effectively stayed) of

             60 days (or, in the case of any such final judgment which provides for payment over time, which shall so remain unstayed, unbonded or undischarged beyond any applicable payment date provided therein).

                  Notwithstanding the 60-day period and notice requirement contained in Section 6.1(4) above, with respect to a default under Section 3(d) of the Registered Debentures and the Bearer Debentures, the 60-day period referred to in Section 6.1(4) shall be deemed to have begun as of the date the Change of Control notice is required to be sent in the event that the Company has not complied with the provisions of Section 3 of the Registered Debentures and the Bearer Debentures and the Trustee or Holders of at least 25% in principal amount of the outstanding Debentures thereafter give the Notice of Default referred to in
        Section 6.1(4) to the Company and, if applicable, the Trustee; PROVIDED, HOWEVER, that if the breach or default is a result of a default in the payment when due of the Redemption Price on the Redemption Date, such Event of Default shall be deemed, for purposes of this Section 6.1, to arise no later than on the Redemption Date.

             SECTION 6.2  ACCELERATION OF MATURITY DATE; RESCISSION AND
        ANNULMENT.

                  If an Event of Default (other than an Event of Default specified in Section 6.1(6) or (7) relating to the Company or any of its Significant Subsidiaries) occurs and is continuing, then, and in every such case, unless the principal of all of the Debentures shall have already become due and payable, either the Trustee or the Holders of not less than 25% in aggregate principal amount of then outstanding Debentures, by a notice in writing to the Company (and to the Trustee if given by Holders) (an "Acceleration Notice"), may declare all of the principal of the Debentures, including in each case accrued interest thereon and Additional Amounts, if any, with respect thereto, to be due and payable immediately, whereupon such amounts shall, subject to the rights of the holders of Senior Indebtedness, become immediately due and payable. If an Event of Default specified in
        Section 6.1(6) or (7) relating to the Company or any Significant Subsidiary occurs, all principal, accrued interest thereon and Additional Amounts, if any, with respect thereto will be immediately due and payable on all outstanding Debentures without any declaration or other act on the part of the Trustee or the Holders.

                  At any time after such a declaration of acceleration has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter provided in this Article VI, the Holders of no less than a majority in aggregate principal amount of then outstanding Debentures, by written notice to the Company and the Trustee, may rescind, on behalf of all Holders, any such declaration of acceleration if:

                  (1) the Company has paid or deposited with the Trustee Cash sufficient to pay:

                          (A) all overdue interest on, and Additional Amounts, if any, with respect to, all Debentures;

                          (B) the principal of (and premium, if any, applicable to) any Debentures which would then be due otherwise than by such declaration of acceleration, and interest thereon at the rate borne by the Debentures;

                          (C)    to the extent that payment of such
        interest is lawful, interest upon overdue interest and Additional Amounts, if any, at the rate borne by the Debentures;

                          (D) all sums paid or advanced by the Trustee hereunder and the compensation, expenses, disbursements and advances of the Trustee, its agents and counsel; and

                  (2) all Events of Default, other than the non-payment of the principal of, premium, if any, interest on and Additional Amounts, if any, with respect to Debentures that have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 6.12 hereof, including, if applicable, any Event of Default relating to the covenants contained in Section 3(d) of the Registered Debentures and the Bearer Debentures.

        Notwithstanding the previous sentence of this Section 6.2, no waiver shall be effective against any Holder for any Event of Default or Default with respect to any covenant or provision which cannot be modified or amended without the consent of the Holder of each outstanding Debenture affected thereby, unless all such affected Holders agree, in writing, to waive such Event of Default or Default. No such waiver shall cure or waive any subsequent Default or Event of Default or impair any right consequent thereon.

             SECTION 6.3 COLLECTION OF INDEBTEDNESS AND SUITS FOR ENFORCEMENT BY TRUSTEE.

                  The Company covenants that if an Event of Default in payment of principal, premium, interest or Additional Amounts specified in clause (1) or (2) of Section 6.1 hereof occurs and is continuing, the Company shall, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Debentures, the whole amount then due and payable on such Debentures for principal, premium (if any), interest, Additional Amounts and, to the extent that payment of such interest shall be legally enforceable, interest on any overdue principal (and premium, if any), Additional Amounts and on any overdue interest, at the rate borne by the Debentures, and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including compensation to, and expenses, disbursements and advances of, the Trustee, its agents and counsel.

                  If the Company fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust in favor of the Holders, may institute a judicial proceeding for the collection of the sums so due and unpaid, may prosecute such proceeding to judgment or final decree and may enforce the same against the Company or any other obligor upon the Debentures and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any other obligor upon the Debentures, wherever situated.

                  If an Event of Default occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders by such appropriate judicial proceedings as the Trustee shall deem most effective to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

             SECTION 6.4  TRUSTEE MAY FILE PROOFS OF CLAIM.

                  In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Debentures or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the principal of the securities shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of overdue principal, interest or Additional Amounts) shall be entitled and empowered, by intervention in such proceeding or otherwise to take any and all actions under the TIA, including:

                  (1) to file and prove a claim for the whole amount of principal (and premium, if any), interest and Additional Amounts owing and unpaid in respect of the Debentures and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agent and counsel) and of the Holders allowed in such judicial proceeding; and

                  (2) to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same;

        and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 7.7 hereof.

                  Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment, or composition affecting the Debentures or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

             SECTION 6.5 TRUSTEE MAY ENFORCE CLAIMS WITHOUT POSSESSION OF DEBENTURES.

                  All rights of action and claims under this Indenture or the Debentures may be prosecuted and enforced by the Trustee without the possession of any of the Debentures or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust in favor of the Holders, and any recovery of judgment shall, after provision for the payment of compensation to, and expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Debentures in respect of which such judgment has been recovered.

             SECTION 6.6  PRIORITIES.

                  Any money collected by the Trustee pursuant to this
        Article VI shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal, premium (if any), interest or Additional Amounts, upon presentation of the Debentures and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

                  FIRST: To the Trustee in payment of all amounts due pursuant to Section 7.7 hereof;

                  SECOND: To the holders of Senior Indebtedness of the Company to the extent provided in Article XII hereof;

                  THIRD: To the Holders in payment of the amounts then due and unpaid for principal of, premium (if any), interest on and Additional Amounts with respect to, the Debentures in respect or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Debentures for principal, premium (if any), interest and Additional Amounts, respectively; and

                  FOURTH: To whomsoever may be lawfully entitled thereto, the remainder, if any.

                  The Trustee may fix a record date and payment date for any payment by it to Holders pursuant to this Section.

             SECTION 6.7  LIMITATION ON SUITS.

                  No Holder of any Debenture shall have any right to order or direct the Trustee to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless:

                    (A) such Holder has previously given written notice to the Trustee of a continuing Event of Default;

                  (B) the Holders of not less than 25% in principal amount of then outstanding Debentures shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

                  (C) such Holder or Holders have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities to be incurred or reasonably probable to be incurred in compliance with such request;

                  (D) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

                  (E) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of then outstanding Debentures;

        it being understood and intended that no one or more Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other Holders, or to obtain or to seek to obtain priority or preference over any other Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all the Holders.

             SECTION 6.8 UNCONDITIONAL RIGHT OF HOLDERS TO RECEIVE PRINCIPAL, PREMIUM, INTEREST AND ADDITIONAL AMOUNTS.

                  Notwithstanding any other provision of this Indenture, the Holder of any Debenture shall have the right, which is absolute and unconditional, to receive payment of the principal of, and premium (if any), interest on and Additional Amounts with respect to, such Debenture when due (including, in the case of redemption, the Redemption Price on the applicable Redemption
        Date) and to institute suit for the enforcement of any such payment after such respective dates, and such rights shall not be impaired without the consent of such Holder.

             SECTION 6.9  RIGHTS AND REMEDIES CUMULATIVE.

                  Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Debentures in Section 2.8 hereof, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

             SECTION 6.10 DELAY OR OMISSION NOT WAIVER.

                  No delay or omission by the Trustee or by any Holder of any Debenture to exercise any right or remedy arising upon any Event of Default shall impair the exercise of any such right or remedy or constitute a waiver of any such Event of Default.
        Every right and remedy given by this Article VI or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

             SECTION 6.11 CONTROL BY HOLDERS.

                  The Holder or Holders of no less than a majority in aggregate principal amount of then outstanding Debentures shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred upon the Trustee, provided, that:

                  (1) such direction shall not be in conflict with any rule of law or with this Indenture;

                  (2) the Trustee shall not determine that the action so directed would be unjustly prejudicial to the Holders not taking part in such direction or would subject the Trustee to any liability; and

                  (3) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction.

             SECTION 6.12 WAIVER OF PAST DEFAULT.

                  Subject to Section 6.8 hereof, the Holder or Holders of not less than a majority in aggregate principal amount of then outstanding Debentures may, on behalf of all Holders, prior to the declaration of acceleration of the maturity of the Debentures, waive any past default hereunder and its consequences, except a default:

                  (A) in the payment of the principal of, premium, if any, interest on, or Additional Amounts with respect to, any Debenture not yet cured as specified in clauses (1) and (2) of Section 6.1 hereof; or

                  (B) in respect of a covenant or provision hereof which, under Article IX hereof, cannot be modified or amended without the consent of the Holder of each outstanding Debenture affected.

                  Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or impair the exercise of any right arising therefrom.

             SECTION 6.13 UNDERTAKING FOR COSTS.

                  All parties to this Indenture agree, and each Holder of any Debenture by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted to be taken by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 6.13 shall not apply to any suit instituted by the Company, to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in aggregate principal amount of then outstanding Debentures, or to any suit instituted by any Holder for enforcement of the payment of principal of, premium (if any), interest on or Additional Amounts with respect to, any Debenture on or after the Stated Maturity of such Debenture (including, in the case of redemption, on or after the Redemption Date).

             SECTION 6.14 RESTORATION OF RIGHTS AND REMEDIES.

                  If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every case, subject to any determination in such proceeding, the Company, the Trustee and the Holders shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.


                                   ARTICLE VII
                                     TRUSTEE

                  The Trustee hereby accepts the trust imposed upon it by this Indenture and covenants and agrees to perform the same, as herein expressed.

             SECTION 7.1  DUTIES OF TRUSTEE.

                  (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture and use the same degree of care and skill in their exercise as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

                  (b)  Except during the continuance of an Event of
        Default:

                  (1) The Trustee need perform only those duties as are specifically set forth in this Indenture and no others, and no covenants or obligations shall be implied in or read into this Indenture which are adverse to the Trustee.

                  (2) In the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, the Trustee shall examine the certificates and opinions to determine whether or not they conform on their face to the requirements of this Indenture. Unless expressly provided in this Indenture, the Trustee shall have no duty to recalculate or verify information contained in any such certificate or opinion.

                  (c) The Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (1) This paragraph does not limit the effect of paragraph (b) of this Section 7.1.

                  (2) The Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer, unless it is proved that the Trustee was negligent in ascertaining the pertinent facts.

                  (3) The Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to
             Section 6.11 hereof.

                  (d) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or to take or omit to take any action under this Indenture or at the request, order or direction of the Holders or in the exercise of any of its rights or powers if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

                  (e) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b), (c),
        (d) and (f) of this Section 7.1.

                  (f) The Trustee shall not be liable for interest on any assets received by it except as the Trustee may agree in writing with the Company. Assets held in trust by the Trustee need not be segregated from other assets except to the extent required by law.

             SECTION 7.2  RIGHTS OF TRUSTEE.

                  Subject to Section 7.1:

                  (a) The Trustee may rely on any document believed by it to be genuine and to have been signed or presented by the proper Person. The Trustee need not investigate any fact or matter stated in the document.

                  (b) Before the Trustee acts or refrains from acting, it may consult with counsel and may require an officers' Certificate or an Opinion of Counsel, which shall conform to Sections 14.4 and 14.5 hereof, if applicable. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such certificate or advice of counsel.

                  (c) The Trustee may act through its attorneys and agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

                  (d) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers conferred upon it by this Indenture.

                  (e) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, notice, request, direction, consent, order, bond, debenture, or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit.

                  (f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Holders, pursuant to the provisions of this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which may be incurred therein or thereby.

                  (g) Unless otherwise specifically provided for in this Indenture, any demand, request, direction or notice from the Company shall be sufficient if signed by an Officer of the Company.

                  (h) The Trustee shall have no duty to inquire as to the performance of the Company's covenants in Article IV hereof. In addition, the Trustee shall not be deemed to have knowledge of any Default or Event of Default except (i) any Event of Default occurring pursuant to Sections 6.1(1) or 6.1(2), or (ii) any Default or Event of Default of which a Trust Officer of the Trustee shall have received written notification from the Company or any Holder or obtained actual knowledge. Furthermore, the Trustee shall not be deemed to have knowledge of any Payment Default until such time as a Trust Officer of the Trustee shall have received written notification from the Company or any holder of Senior Indebtedness or obtained actual knowledge.

             SECTION 7.3  INDIVIDUAL RIGHTS OF TRUSTEE.

                  The Trustee in its individual or any other capacity may become the owner or pledgee of Debentures and may otherwise deal with the Company, any of its Subsidiaries, or their respective Affiliates with the same rights it would have if it were not Trustee. Any Agent may do the same with like rights. However, the Trustee must comply with Sections 7.10 and 7.11 hereof.

             SECTION 7.4  TRUSTEE'S DISCLAIMER.

                  The Trustee makes no representation as to the validity or adequacy of this Indenture or the Debentures and it shall not be accountable for the Company's use of the proceeds from the Debentures, and it shall not be responsible for any statement in the Debentures, other than the Trustee's certificate of authentication, or the use or application of any funds received by a Paying Agent other than the Trustee.

             SECTION 7.5  NOTICE OF DEFAULT.

                  If a Default or an Event of Default occurs and is continuing and if it is known to the Trustee, the Trustee shall give to Debenture Holders in accordance with Section 14.2 notice of the uncured Default or Event of Default within 90 days after such Default or Event of Default occurs. Except in the case of a Default or an Event of Default in payment of principal (or premium, if any) of, interest on or Additional Amounts with respect to, any Debenture (including the payment of the Redemption Price on the Redemption Date), the Trustee may withhold the notice if and so long as a Trust Officer in good faith determines that withholding the notice is in the interest of the Debentureholders.

             SECTION 7.6  REPORTS BY TRUSTEE TO HOLDERS.

                  Within 60 days after each August 15 beginning with the August 15 following the date of this Indenture, the Trustee
        shall, if required by TIA   313(a), transmit to the Holders a
        brief report dated as of such August 15 that complies with TIA
          313(a).  The Trustee also shall comply with TIA   313(b) and
          313(c).

                  The Company shall promptly notify the Trustee in writing if the Debentures become listed on any stock exchange or automatic quotation system.

                  A copy of each report at the time of its mailing to Debentureholders shall be mailed to the Company and filed with the SEC and each stock exchange, if any, on which the Debentures are listed.

                  Reports pursuant to this Section 7.6 shall be transmitted by mail:

                  (1) to all holders of Registered Debentures as the names and addresses of such Holders appear in the Debenture Register; and

                  (2) to other Holders of Debentures as have, within the two years preceding such transmission, filed their names and addresses with the Trustee for such purpose.

             SECTION 7.7  COMPENSATION AND INDEMNITY.

                  The Company agrees to pay to the Trustee from time to time reasonable compensation for its services. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Company shall reimburse the Trustee upon request for all reasonable disbursements, expenses and advances incurred or made by it. Such expenses shall include, without limitation, the reasonable compensation, disbursements and expenses of the Trustee's agents, accountants, experts and counsel.

                  The Company agrees to indemnify the Trustee and each of its officers, directors, attorneys-in-fact and agents for, and hold them harmless against, any claim, demand, expense (including but not limited to reasonable compensation, disbursements and expenses of the Trustee's agents and counsel), loss or liability incurred by them without negligence or bad faith on their part, arising out of or in connection with the acceptance and administration of this trust and their rights or duties hereunder including the reasonable costs and expenses of defending themselves against any claim or liability in connection with the exercise or performance of any of their powers or duties hereunder, provided that for purposes of this Section 7.7, the term Trustee shall mean The Chase Manhattan Bank, N.A. individually and in each of its capacities hereunder as Trustee, Paying Agent (including The Chase Manhattan Bank, N.A., London and The Chase Manhattan Bank Luxembourg S.A.), Conversion Agent and Registrar. Without limiting the foregoing, the Company agrees to indemnify the Trustee against any claim or liability for backup withholding or nonresident alien withholding taxes (and interest and penalties thereon) under the U.S. tax laws.
        The Trustee shall notify the Company promptly of any claim asserted against the Trustee for which it may seek indemnity.
        The Company shall defend the claim and the Trustee shall provide reasonable cooperation at the Company's expense in the defense. Notwithstanding the foregoing, in the event that there is a conflict of interest between the Company and the Trustee in connection with such defense, the Company shall pay the reasonable fees and expenses of separate counsel for the Trustee, which counsel shall be selected from the Trustee's existing list of approved counsel and shall be satisfactory to the Company. If an Event of Default has not occurred, nor is continuing, then, and in every such case, counsel for the Trustee shall be selected from the Trustee's then existing list of approved counsel and shall be satisfactory to the Company. The Company shall pay the reasonable fees and expenses of such counsel. If an Event of Default has occurred or is continuing, then, and in every such case, the Trustee may, in its sole discretion choose its own counsel from its list of approved counsel and the Company shall pay the reasonable fees and expenses of such counsel. Except in the case of an Event of Default, the Company need not pay for any settlement made without its written consent, which consent will not be unreasonably withheld. The Company need not reimburse any expense or indemnify against any loss or liability to the extent incurred by the Trustee through its negligence, bad faith or willful misconduct.

                  To secure the Company's payment obligations in this
        Section 7.7, the Trustee shall have a lien prior to the Debentures on all assets held or collected by the Trustee, in its capacity as Trustee, except assets held in trust to pay principal and premium, if any, of or interest on, or Additional Amounts with respect to, particular Debentures.

                  Without limiting any of the rights available to the Trustee under applicable law, when the Trustee incurs expenses or renders services after an Event of Default specified in Section 6.1(6) or (7) hereof occurs, the expenses and the compensation for the services are intended to constitute expenses of administration under any Bankruptcy Law.

                  The Company's obligations under this Section 7.7 and any lien arising hereunder shall survive the resignation or removal of the Trustee, the discharge of the Company's obligations pursuant to Article VIII of this Indenture and any rejection or termination of this Indenture under any Bankruptcy Law.

             SECTION 7.8  REPLACEMENT OF TRUSTEE.

                  The Trustee may resign by so notifying the Company in writing. The Holder or Holders of a majority in principal amount of then outstanding Debentures may remove the Trustee by so notifying the Company and the Trustee in writing and may appoint a successor trustee with the Company's consent. The Company may remove the Trustee if:

                  (a) the Trustee fails to comply with Section 7.10 hereof;

                  (b) the Trustee is adjudged bankrupt or insolvent;

                  (c) a receiver, Custodian, or other public officer
             takes charge of the Trustee or its property; or

                  (d) the Trustee becomes incapable of acting.

                  If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall promptly appoint a successor Trustee. Within one year after the successor Trustee takes office, the Holder or Holders of a majority in principal amount of then outstanding Debentures may appoint a successor Trustee to replace the successor Trustee appointed by the Company.

                  A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Immediately after that and provided that all sums owing to the retiring Trustee provided for in Section 7.7 have been paid, the retiring Trustee shall transfer all property held by it as trustee to the successor Trustee, subject to the lien provided in
        Section 7.7, the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. A successor Trustee shall mail notice of its succession to each Holder.

                  If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company or the Holder or Holders of at least 10% in principal amount of then outstanding Debentures may petition any court of competent jurisdiction for the appointment of a successor Trustee.

                  If the Trustee fails to comply with Section 7.10, any Debentureholder who has been a bona fide holder of a Debenture for at least 6 months may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

                  Notwithstanding replacement of the Trustee pursuant to this Section 7.8, the Company's obligations under Section 7.7 hereof shall continue for the benefit of the retiring Trustee.

             SECTION 7.9  SUCCESSOR TRUSTEE BY MERGER ETC.

                  If the Trustee consolidates with, merges or converts into, or transfers all or substantially all of its corporate trust business to, another corporation, the resulting, surviving or transferee corporation without any further act shall, if such resulting, surviving or transferee corporation is otherwise eligible hereunder, be the successor Trustee.

             SECTION 7.10 ELIGIBILITY; DISQUALIFICATION.

                  The Trustee shall at all times satisfy the requirements
        of TIA   310(a)(1), (2) and (5).  The Trustee shall have a
        combined capital and surplus of at least $100,000,000 as set forth in its most recent published annual report of condition.
        The Trustee shall comply with TIA   310(b), subject to the
        penultimate paragraph thereof.

             SECTION 7.11 PREFERENTIAL COLLECTION OF CLAIMS AGAINST
        COMPANY.

                  The Trustee shall comply with TIA   311(a), excluding
        any creditor relationship listed in TIA   311(b).  A Trustee who
        has resigned or been removed shall be subject to TIA   311(a) to
        the extent indicated.


                                   ARTICLE VIII
                            SATISFACTION AND DISCHARGE

             SECTION 8.1  SATISFACTION AND DISCHARGE OF INDENTURE.

                  The Company may terminate its obligations under this Indenture (subject to the provisions of this Article VIII) when it shall have delivered to the Trustee for cancellation all Debentures theretofore authenticated and all Coupons appertaining thereto (other than any Debentures and Coupons which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Article II hereof or any Debentures referred to in Section 8.2) and the following conditions shall be satisfied:

                    (1) the Company has paid all sums payable under the Indenture; and

                    (2) the Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel in the United States, each stating that all conditions precedent have been complied with as contemplated by this Section 8.1.

             SECTION 8.2  REPAYMENT TO THE COMPANY.

                  Any money deposited with the Trustee or any Paying Agent, or then held by the Company, for the payment of the principal of, premium, if any, interest on or Additional Amounts with respect to any Debenture and remaining unclaimed for two years after such principal, premium, if any, interest or Additional Amounts has become due and payable shall be paid to the Company upon its written request and indemnity; and the Holder of such Debenture shall thereafter look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money shall thereupon cease.


                                    ARTICLE IX
                       AMENDMENTS, SUPPLEMENTS AND WAIVERS

             SECTION 9.1  SUPPLEMENTAL INDENTURES WITHOUT CONSENT OF
        HOLDERS.

                  Without the consent of any Holder, the Company, when authorized by Board Resolutions, and the Trustee, at any time and from time to time, may, subject to Section 7.2(b), enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

                  (1) to cure any ambiguity, defect or inconsistency, or to make any other provisions with respect to matters or questions arising under this Indenture which shall not be inconsistent with the provisions of this Indenture, provided, that such action pursuant to this clause (1) does not adversely affect the interests of any Holder in any respect;

                  (2) to create additional covenants of the Company for the benefit of the Holders, or to surrender any right or power herein conferred upon the Company or to make any other change that does not adversely affect the rights of any Holder, provided, that the Company has delivered to the Trustee an opinion of Counsel stating that such change pursuant to this clause (2) does not adversely affect the rights of any Holder;

                  (3) to provide for collateral for or guarantors of the Debentures;

                  (4) to evidence the succession of another Person to the Company and the assumption by any such successor of the obligations of the Company herein and in the Debentures in accordance with Article V;

                  (5)  to comply with the TIA; or

                  (6)  to comply with Section 13.7.

             SECTION 9.2 AMENDMENTS, SUPPLEMENTAL INDENTURES AND WAIVERS WITH CONSENT OF HOLDERS.

                  Subject to Section 6.8 and the last sentence of this paragraph, with the consent (evidenced as provided in Section
        10.2 hereof) of the Holders of not less than a majority in aggregate principal amount of then outstanding Debentures, by written act of said Holders delivered to the Company and the Trustee, the Company, when authorized by Board Resolutions, and the Trustee may amend or supplement this Indenture or the Debentures or enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or the Debentures or of modifying in any manner the rights of the Holders under this Indenture or the Debentures. Subject to
        Section 6.8 and the last sentence of this paragraph, the Holder or Holders of not less than a majority in aggregate principal amount of then outstanding Debentures may, in writing, waive compliance by the Company with any provision of this Indenture or the Debentures. Notwithstanding any of the above, however, no such amendment, supplemental indenture or waiver shall, without the consent of the Holder of each outstanding Debenture affected thereby:

                  (1) change the Stated Maturity of any Debenture or reduce the principal amount thereof or the rate (or extend the time for payment) of interest thereon or any premium payable upon the redemption thereof or Additional Amounts with respect thereto, or change the place of payment where, or the coin or currency in which, any Debenture or any premium or the interest thereon or Additional Amounts with respect thereto is payable, or impair the right to institute suit for the enforcement of any such payment or the conversion of any Debenture on or after the due date thereof (including, in the case of redemption, on or after the Redemption Date), or alter redemption provisions in a manner adverse to the Holders;

                  (2) reduce the percentage in principal amount of the outstanding Debentures, the consent of whose Holders is required for any such amendment, supplemental indenture or waiver provided for in this Indenture;

                  (3) modify any of the provisions of Article XII hereof in a manner adverse to the Holders;

                  (4) adversely affect the right of such Holder to convert Debentures; or

                  (5) modify any of the waiver provisions, except to increase any required percentage or to provide that certain other provisions of the Indenture cannot be modified or waived without the consent of the Holder of each outstanding Debenture affected thereby.

                  It shall not be necessary for the consent of the Holders under this Section 9.2 to approve the particular form of any proposed amendment, supplement or waiver, but it shall be sufficient if such consent approves the substance thereof.

                  After an amendment, supplement or waiver under this
        Section 9.2 becomes effective, the Company shall give to the Holders in accordance with Section 14.2 a notice briefly describing the amendment, supplement or waiver. Any failure of the Company to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture or waiver.

                  After an amendment, supplement or waiver under this
        Section 9.2 becomes effective, it shall bind each Holder.

                  In connection with any amendment, supplement or waiver under this Article IX, the Company may, but shall not be obligated to, offer to any Holder who consents to such amendment, supplement or waiver, or (at the option of the Company) to all

        Holders, consideration for consent to such amendment, supplement or waiver.

             SECTION 9.3  COMPLIANCE WITH TIA.

                  Every amendment, waiver or supplement of this Indenture or the Debentures shall comply with the TIA as then in effect.

             SECTION 9.4  REVOCATION AND EFFECT OF CONSENTS.

                  Until an amendment, waiver or supplement becomes effective, a consent to it by a Holder is a continuing consent by the Holder and every subsequent Holder of a Debenture or portion of a Debenture that evidences the same debt as the consenting Holder's Debenture, even if notation of the consent is not made on any Debenture. However, any such Holder or subsequent Holder may revoke the consent as to his Debenture or portion of his Debenture by written notice to the Company or the Person designated by the Company as the Person to whom consents should be sent if such revocation is received by the Company or such Person before the date on which the Trustee receives an Officers' Certificate certifying that the Holders of the requisite principal amount of Debentures have consented (and not theretofore revoked such consent) to the amendment, supplement or waiver.

                  The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Holders entitled to consent to any amendment, supplement or waiver, which record date shall be the date so fixed by the Company notwithstanding the provisions of the TIA. If a record date is fixed, then notwithstanding the last sentence of the immediately preceding paragraph, those Persons who were Holders at such record date, and only those Persons (or their duly designated proxies), shall be entitled to revoke any consent previously given, whether or not such Persons continue to be Holders after such record date. No such consent shall be valid or effective for more than 90 days after such record date.

                  After an amendment, supplement or waiver becomes effective, it shall bind every Debentureholder; provided, that any such waiver shall not impair or affect the right of any Holder to receive payment of principal and premium of and interest on and Additional Amounts with respect to a Debenture, on or after the respective dates set for such amounts to become due and payable expressed in such Debenture, or to bring suit for the enforcement of any such payment on or after such respective dates without the consent of such Holder.

             SECTION 9.5  NOTATION ON OR EXCHANGE OF DEBENTURES.

                  If an amendment, supplement or waiver changes the terms of a Debenture, the Trustee may require the Holder of the

        Debenture to deliver it to the Trustee or require the Holder to put an appropriate notation on the Debenture. The Trustee may place an appropriate notation on the Debenture about the changed terms and return it to the Holder. Alternatively, if the Company or the Trustee so determines, the Company in exchange for the Debenture shall issue and the Trustee shall authenticate a new Debenture that reflects the changed terms. Any failure to make the appropriate notation or to issue a new Debenture shall not affect the validity of such amendment, supplement or waiver.

             SECTION 9.6  TRUSTEE TO SIGN AMENDMENTS, ETC.

                  The Trustee may, but shall not be obligated to, execute any such amendment, supplement or waiver which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise. The Trustee shall be entitled to receive, and shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of any amendment, supplement or waiver authorized pursuant to this Article IX is authorized or permitted by this Indenture.


                                    ARTICLE X
                                     MEETINGS

             SECTION 10.1 MEETINGS AND VOTES OF HOLDERS.

                  (a) A meeting of Holders of Debentures may be called at any time and from time to time pursuant to this Section 10.1 for any of the following purposes: (i) to give any notice to the Company or to the Trustee, or to give any directions to the Trustee, or to consent to the waiving of any Default or Event of Default hereunder and its consequences, or to take any other action authorized to be taken by Holders of Debentures pursuant to Article IX hereof; or (ii) to take any other action authorized to be taken by or on behalf of the Holders of any specified aggregate principal amount of the Debentures under any other provision of this Indenture, the Registered Debentures and Bearer Debentures or under applicable law.

                  (b) Meetings of Holders of Debentures may be held at such place or places in New York City or London as the Trustee or, in case of its failure to act, the Company or the Holders calling the meeting shall from time to time determine.

                  (c) The Trustee may at any time call a meeting of Holders of Debentures to be held at such time and at such place in any of the locations designated in Section 10.1(b) hereof as the Trustee shall determine. Notice of every meeting of Holders shall be made as specified in Section 14.2 hereof, except that such notice shall set forth the time and the place of such meeting, in general terms the action proposed to be taken at such meeting and a general description of regulations applicable to such meeting and shall be published at least three times in the publications specified in such Section 14.2, the first publication to be not less than 21 nor more than 180 days prior to the date fixed for the meeting.

                  (d) In case at any time the Company or the Holders of at least 25% in aggregate principal amount of the Debentures shall have requested the Trustee to call a meeting of the Holders, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have given the first notice of such meeting within 21 days after receipt of such request or shall not thereafter proceed to cause the meeting to be held as provided herein, then the Company or the Holders of Debentures in the amount above specified may determine the time and the place in either of the locations designated in Section 10.1(b) hereof for such meeting and may call such meeting to take any action authorized in
        Section 10.1(a) hereof by giving notice thereof as provided in
        Section 10.1(c) hereof.

                  (e) To be entitled to vote at any meeting of Holders of Debentures, a person shall be (i) a Holder of one or more Debentures, or (ii) a person appointed by an instrument in writing as proxy for a Holder or Holders of Debentures by such Holder or Holders, which proxy need not be a Holder of Debentures. The only persons who shall be entitled to be present or to speak at any meeting of Holders shall be the persons entitled to vote at such meeting and their counsel and any representatives of the Trustee and its counsel and any representatives of the Company and its counsel.

                  (f) The persons entitled to vote a majority in principal amount of the outstanding Debentures shall constitute a quorum for the transaction of all business specified in Section 10.1(a) hereof. No business shall be transacted in the absence of a quorum unless a quorum is represented when the meeting is called to order. In the absence of a quorum within 30 minutes of the time appointed for any such meeting, the meeting shall, if convened at the request of the Holders of Debentures (as provided in Section 10.1(d) hereof), be dissolved. In any other case the meeting shall be adjourned for a period of not less than 10 days as determined by the chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting (except pursuant to Section 10.1(j)) shall be given as provided in Section 10.1(c) hereof except that such notice need be published only once but must be given not less than five days prior to the date on which the meeting is scheduled to be reconvened. Subject to the foregoing, at the reconvening of any meeting adjourned for a lack of a quorum the persons entitled to vote 25% in principal amount of the Debentures shall constitute a quorum for the taking of any action set forth in the notice of the original meeting. Notice of the reconvening of an adjourned meeting shall state expressly the percentage of the aggregate principal amount of the Debentures that shall constitute a quorum. At a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid, any resolution and all matters (except as limited by Section 6.8 and the last sentence of the first paragraph of
        Section 9.2 hereof) shall be effectively passed and decided if passed or decided by the persons entitled to vote a majority in principal amount of the Debentures represented and voting at such meeting, provided that such amount shall be not less than 25% in principal amount of the Debentures outstanding. Any Holder of a Debenture who has executed an instrument in writing appointing a person as his proxy shall be deemed to be present for the purposes of determining a quorum and be deemed to have voted; provided, however, that such Holder shall be considered as present or voting only with respect to the matters covered by such instrument in writing. Any resolution passed or decision taken at any meeting of the Holders of Debentures duly held in accordance with this Section 10.1 shall be binding on all the Holders of Debentures whether or not present or represented at the meeting.

                  (g) Notwithstanding any other provision of this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any meeting of Holders of Debentures in regard to proof of the holding of Debentures and of the appointment of proxies and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall deem appropriate. Except as otherwise permitted or required by any such regulations, the holding of Bearer Debentures shall be proved by the production of the Bearer Debentures or by a certificate executed, as depositary, by, and the appointment of any proxy shall be proved by having the signature of the person executing the proxy witnessed or guaranteed by, in each case, any trust company, bank or banker satisfactory to the Trustee. Such regulations may provide that written instruments appointing proxies, regular on their face, may be presumed valid and genuine without the proof specified herein or other proof. The holding of Registered Debentures shall be proved by the registry books maintained in accordance with Section 2.3 hereof or by a certificate or certificates of the Trustee in its capacity as the Company's agent for the maintenance of such books.

                  (h) The Trustee shall, by an instrument in writing, appoint a temporary chairperson of the meeting, unless the meeting shall have been called by the Company or by the Holders of Debentures as provided in Section 10.1(d) hereof, in which case the Company or the Holders calling the meeting, as the case may be, shall in like manner appoint a temporary chairperson. A permanent chairperson and a permanent secretary of the meeting shall be elected by vote of the Holders of a majority in principal amount of the Debentures represented at the meeting and entitled to vote.

                  (i) At any meeting, each Holder or proxy shall be entitled to one vote for each U.S. $1,000 principal amount of Debentures held or represented by him; provided, however, that no vote shall be cast or counted at any meeting in respect of any Debentures challenged as not outstanding and ruled by the chairperson of the meeting to be not outstanding. The chairperson of the meeting shall have no right to vote, except as a Holder or proxy.

                  (j) Any meeting of Holders of Debentures duly called pursuant to Section 10.1(c) or 10.1(d) hereof at which a quorum is present may be adjourned from time to time by vote of the Holders (or proxies for the Holders) of a majority in principal amount of the Debentures represented at the meeting and entitled to vote; and the meeting may be held as so adjourned without further notice.

                  (k) The vote upon any resolution submitted to any meeting of Holders of Debentures shall be by written ballots on which shall be subscribed the signatures of the Holders of Debentures or of their representatives by proxy and the serial number or numbers of the Debentures held or represented by them. The permanent chairperson of the meeting shall appoint two inspectors of votes who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in duplicate of all votes cast at the meeting. A record, at least in duplicate, of the proceedings of each meeting of Holders of Debentures shall be prepared by the secretary of the meeting and there shall be attached to said record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more persons having knowledge of the facts setting forth a copy of the notice of the meeting and showing that said notice was published as provided in Section 10.1(c) or 10.1(d) hereof and, if applicable, Section 10.1(f) hereof. Each copy shall be signed and verified by the affidavits of the permanent chairperson and secretary of the meeting, and one such copy shall be delivered to the Company and another to the Trustee to be preserved by the Trustee, the copy delivered to the Trustee to have attached thereto the ballots voted at the meeting. Any record so signed and verified shall be conclusive evidence of the matters therein stated.

             SECTION 10.2 ACTION BY HOLDERS. Subject to Section 14.6, whenever in this Indenture it is provided that the Holders of a specified percentage in aggregate principal amount of the Debentures may take any action (including the making of any demand or request, the giving of any notice, consent or waiver or the taking of any other action) the fact that at the time of taking any such action the Holders of such specified percentage have joined therein may be evidenced (a) by any instrument or any number of instruments of similar tenor executed by Holders in person or by agent or proxy appointed in writing, or (b) by the record of Holders voting in favor thereof at any meeting of such Holders duly called and held in accordance with the provisions of
        Section 10.1 hereof, or (c) by a combination of such instrument or instruments and any such record of such a meeting of Holders.


                                    ARTICLE XI
                                      AGENTS

             SECTION 11.1 OFFICES, RESIGNATION, SUCCESSORS, ETC. OF AGENTS; PAYING, CONVERSION AND TRANSFER AGENCIES.

                  (a) Each of the Agents may at any time resign as such Agent by giving written notice to the Company and the Trustee of such intention on its part, specifying the date in which its desired resignation shall become effective; PROVIDED, HOWEVER, that such date shall never be less than ninety days after receipt of such notice by the Company unless the Company agrees to accept less notice. Each of the Agents hereunder may be removed at any time by the filing with it and the Trustee of any instrument in writing signed on behalf of the Company and specifying such removal and the date when it is intended to become effective. Such resignation or removal shall take effect upon the date of the appointment by the Company, as hereinafter provided, of a successor Conversion Agent, Registrar, Transfer Agent or Paying Agent, as the case may be, and the acceptance of such appointment by such successor Agent. Upon its resignation or removal, each of the Agents shall be entitled to the payment by the Company of its compensation for the services rendered hereunder and to the reimbursement of all reasonable out-of-pocket expenses incurred in connection with the services rendered hereunder by such Agent.

                  (b) In case at any time any of the Agents shall resign, or shall be removed, or shall be incapable of acting, or shall file a voluntary petition as a debtor under Chapter 7 or 11 of Title 11 of the United States Code or have an order for relief entered against it as a debtor under Chapter 7 or 11 of Title 11 of the United States Code or make an assignment for the benefit of its creditors or consent to the appointment of a receiver of all or any substantial part of its property, or shall admit in writing its inability to pay or meet its debts as they mature, or if an order of any court shall be entered approving any petition filed by or against any of the Agents under any legislation similar to the provisions of Title 11 of the United States Code, or if a receiver of it or of all or any substantial part of its property shall be appointed, or if any public officer shall take charge or control of it or of its property or affairs, for the purpose of rehabilitation, conservation or liquidation, a successor Agent, qualified as aforesaid, shall be appointed by the Company by an instrument in writing. Upon the appointment as aforesaid of a successor Agent and acceptance by it of such appointment, the Agent so superseded shall cease to be such Agent hereunder. If no successor Agent shall have been so appointed by the Company and shall have accepted appointment as hereinafter provided, any Holder of a Debenture, on behalf of itself and all others similarly situated, or any Agent may petition any court of competent jurisdiction for the appointment of a successor Agent and shall promptly notify the Company of such action.

                  (c) Any successor Conversion Agent, Registrar, Transfer Agent or Paying Agent appointed hereunder shall execute, acknowledge and deliver to its predecessor, the Company and the Trustee an instrument accepting such appointment hereunder, and thereupon such successor Agent, without any further act, deed or conveyance, shall become vested with all the authority, rights, powers, trusts, immunities, duties and obligations of such predecessor with like effect as if originally named as such Agent hereunder, and such predecessor, upon payment of its charges and disbursements then unpaid, shall thereupon become obligated to transfer, deliver and pay over, and such successor Agent shall be entitled to receive, all monies, securities or other property on deposit with or held by such predecessor, as such Agent hereunder.

                  (d) Any corporation or bank into which any of the Agents hereunder may be merged or converted, or any corporation or bank with which such Agent may be consolidated, or any corporation or bank resulting from any merger, conversion or consolidation to which such Agent shall be a party, or any corporation or bank to which such Agent shall sell or otherwise transfer all or substantially all the assets and business of such Agent, shall be the successor to such Agent under this Indenture without the execution or filing of any document or any further act on the part of any of the parties hereto.


                                   ARTICLE XII
                                  SUBORDINATION

             SECTION 12.1 DEBENTURES SUBORDINATED TO SENIOR INDEBTEDNESS.

                  The Company and each Holder, by its acceptance of Debentures, agree that (a) the payment of the principal of and interest on, or Additional Amounts with respect to, the Debentures and (b) any other payment in respect of the Debentures, including on account of the acquisition or redemption of the Debentures by the Company (including, without limitation, pursuant to Section 3(d) of the Registered Debentures and the Bearer Debentures) is subordinated, to the extent and in the manner provided in this Article XII, to the prior payment in full of all Senior Indebtedness of the Company, and all other Obliga-tions in respect thereof, whether outstanding at the date of this Indenture or thereafter created, incurred, assumed or guaranteed, and that these subordination provisions are for the benefit of the holders of Senior Indebtedness.

                  This Article XII shall constitute a continuing offer to all Persons who, in reliance upon such provisions, become holders of, or continue to hold, Senior Indebtedness, and such provisions are made for the benefit of the holders of Senior Indebtedness, and such holders are made obligees hereunder and any one or more of them may enforce such provisions.

                  To the extent any provision of this Article XII conflicts or is inconsistent with any other provision of this Indenture, the provisions of this Article XII shall govern and supersede such inconsistent or conflicting provision.

             SECTION 12.2 NO PAYMENT ON DEBENTURES IN CERTAIN
        CIRCUMSTANCES.

                  (a) No payment may be made by the Company on account of the principal of, premium, if any, interest on, or Additional Amounts with respect to, the Debentures, or to acquire any of the Debentures (including redemptions of Debentures at the option of the Holder) for cash or property (other than Junior Securities), or on account of the redemption provisions of the Debentures, (i) upon the maturity of any Senior Indebtedness of the Company by lapse of time, acceleration (unless waived) or otherwise, unless and until all principal of, premium, if any, and interest on such Senior Indebtedness and all other Obligations in respect thereof are first paid in full (or such payment is duly provided for), or
        (ii) in the event of default in the payment of any principal of, premium, if any, or interest on, or any other Obligation in respect of, any Senior Indebtedness of the Company when it becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise (a "Payment Default"), unless and until such Payment Default has been cured or waived by the holders of such Senior Indebtedness or otherwise has ceased to exist.

                  (b) Upon (i) the happening of an event of default (other than a Payment Default) that permits the holders of any Designated Senior Indebtedness or their representative immediately to accelerate its maturity and (ii) written notice of such event of default given to the Company and the Trustee by the requisite holders of such Designated Senior Indebtedness or their representative (a "Payment Notice"), then, unless and until such event of default has been cured or waived by the requisite holders of such Designated Senior Indebtedness or otherwise has ceased to exist, no payment (by set-off or otherwise) may be made by or on behalf of the Company on account of the principal of, premium, if any, interest on, or Additional Amounts with respect to, the Debentures, or to acquire or repurchase any of the Debentures for cash or property, or on account of the redemption provisions of the Debentures, in any such case other than payments made with Junior Securities of the Company. Notwithstanding the foregoing, unless (I) the Designated Senior Indebtedness in respect of which such event of default exists has been declared due and payable in its entirety within 179 days after the Payment Notice is delivered as set forth above (the "Payment Blockage Period"), and (II) such declaration has not been rescinded or waived by the requisite holders of such Designated Senior Indebtedness, at the end of the Payment Blockage Period, the Company shall be required to pay all sums not paid to the Holders of the Debentures during the Payment Blockage Period due to the foregoing prohibitions and to resume, subject to this Article XII, all other payments as and when due on the Debentures. Any number of Payment Notices may be given; PROVIDED, HOWEVER, that (A) not more than one Payment Notice shall be given within a period of any 360 consecutive days, and
        (B) no default that existed upon the commencement of a Payment Blockage Period (whether or not such event of default is on the same issue of Designated Senior Indebtedness) shall be made the basis for the commencement of any other Payment Blockage Period.

                  (c) In furtherance of the provisions of Section 12.1, in the event that, notwithstanding the foregoing provisions of this Section 12.2, any payment or distribution of assets of the Company (other than Junior Securities) shall be received by the Trustee or the Holders or any Paying Agent at a time when such payment or distribution is prohibited by the provisions of this
        Section 12.2, then such payment or distribution shall be received and held in trust by the Trustee or such Holder or Paying Agent (or, if the Company or any Affiliate of the Company is acting as its own Paying Agent, money for any such payment or distribution shall be segregated or held in trust) for the benefit of the holders of Senior Indebtedness of the Company, and shall be paid or delivered by the Trustee or such Holders or such Paying Agent, as the case may be, to the holders of Senior Indebtedness of the Company remaining unpaid or unprovided for or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing any of such Senior Indebtedness of the Company may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the Senior Indebtedness of the Company held or represented by each, for application to the payment of all Senior Indebtedness of the Company in full after giving effect to any concurrent payment and distribution to the holders of such Senior Indebtedness, but only to the extent that as to any holder of such Senior Indebtedness, as promptly as practical following receipt by such holder of written notice from the Trustee to the holders of such Senior Indebtedness that such prohibited payment has been received by the Trustee, any Holder or Holders or any Paying Agent (or has been segregated as provided above), such holder (or a representative therefor) notifies the Trustee of the amounts then due and owing on such Senior Indebtedness, if any, held by such holder and only the amounts specified in such notices to the Trustee shall be paid to the holders of such Senior Indebtedness.

             SECTION 12.3 DEBENTURES SUBORDINATED TO PRIOR PAYMENT OF ALL SENIOR INDEBTEDNESS ON DISSOLUTION, LIQUIDATION OR
        REORGANIZATION.

                  Upon any distribution of assets of the Company upon any dissolution, winding up, total or partial liquidation or reorganization of the Company, whether voluntary or involuntary, in bankruptcy, insolvency, receivership or a similar proceeding or upon assignment for the benefit of creditors or any marshalling of assets or liabilities:

                  (a) the holders of all Senior Indebtedness of the Company shall first be entitled to receive payments in full (or have such payment duly provided for) before the Holders are entitled to receive any payment on account of the principal of, premium, if any, interest on, and Additional Amounts with respect to, the Debentures (other than Junior Securities);

                  (b) any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities (other than Junior Securities) to which the Holders or the Trustee on behalf of the Holders would be entitled (by setoff or otherwise), except for the provisions of this Article XII, shall be paid by the liquidating trustee or agent or other Person making such a payment or distribution directly to the holders of Senior Indebtedness of the Company or their representative to the extent necessary to make payment in full of all such Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution to the holders of such Senior Indebtedness; and

                  (c) in the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities (other than Junior Securities), shall be received by the Trustee or the Holders or any Paying Agent (or, if the Company or any Affiliate of the Company is acting as its own Paying Agent, money for any such payment or distribution shall be segregated or held in trust) on account of the principal of, premium, if any, interest on, or Additional Amounts with respect to, the Debentures before all Senior Indebtedness of the Company is paid in full, such payment or distribution shall be received and held in trust by the Trustee or such Holder or Paying Agent (or, if the Company or any Affiliate of the Company is acting as its own Paying Agent, money for any such payment or distribution shall be segregated or held in trust) for the benefit of the holders of such Senior Indebtedness, or their respective representative, or the trustee or trustees under any indenture pursuant to which any instruments evidencing any of such Senior Indebtedness of the Company may have been issued, ratably according to the respective amounts of such Senior Indebtedness held or represented by each, to the extent necessary to make payment as provided herein of all such Senior Indebtedness remaining unpaid after giving effect to all concurrent payments and distributions and all provisions therefor to or for the holders of such Senior Indebtedness, but only to the extent that as to any holder of such Senior Indebtedness, as promptly as practical following receipt by such holder of written notice from the Trustee to the holders of such Senior Indebtedness that such prohibited payment has been received by the Trustee, any Holder or Holders or any Paying Agent (or has been segregated as provided above), such holder (or a representative therefor) notifies the Trustee of the amounts then due and owing on such Senior Indebtedness, if any, held by such holder and only the amounts specified in such notices to the Trustee shall be paid to the holders of such Senior Indebtedness.

             SECTION 12.4 DEBENTUREHOLDERS TO BE SUBROGATED TO RIGHTS OF HOLDERS OF SENIOR INDEBTEDNESS.

                  Subject to the payment in full of all Senior
        Indebtedness of the Company as provided herein, the Holders of Debentures shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments or distributions of assets of the Company applicable to the Senior Indebtedness until all amounts owing on the Debentures shall be paid in full, and for the purpose of such subrogation no such payments or distributions to the holders of such Senior Indebtedness by the Company, or by or on behalf of the Holders by virtue of this
        Article XII, which otherwise would have been made to the Holders shall, as between the Company and the Holders, be deemed to be payment by the Company on account of such Senior Indebtedness, it being understood that the provisions of this Article XII are and are intended solely for the purpose of defining the relative rights of the Holders, on the one hand, and the holders of such Senior Indebtedness, on the other hand.

                  If any payment or distribution to which the Holders would otherwise have been entitled but for the provisions of this
        Article XII shall have been applied, pursuant to the provisions of this Article XII, to the payment of amounts payable under Senior Indebtedness of the Company, then the Holders shall be entitled to receive from the holders of such Senior Indebtedness any payments or distributions received by such holders of Senior Indebtedness in excess of the amount sufficient to pay all amounts payable under or in respect of such Senior Indebtedness in full.

             SECTION 12.5 OBLIGATIONS OF THE COMPANY UNCONDITIONAL.

                  Nothing contained in this Article XII or elsewhere in this Indenture or in the Debentures is intended to or shall impair as between the Company and the Holders, the obligation of each such Person, which is absolute and unconditional, to pay to the Holders the principal of, premium, if any, interest on, and Additional Amounts with respect to, the Debentures as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the Holders and creditors of the Company other than the holders of the Senior Indebtedness, nor shall anything herein or therein prevent the Trustee or any Holder from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article XII, of the holders of Senior Indebtedness in respect of cash, property or securities of the Company received upon the exercise of any such remedy. Notwithstanding anything to the contrary in this Article XII or elsewhere in this Indenture or in the Debentures, upon any distribution of assets of the Company referred to in this Article XII, the Trustee, subject to the provisions of Sections 7.1 and 7.2, and the Holders shall be entitled to rely upon any order or decree made by any court of competent jurisdiction in which such dissolution, winding up, liquidation or reorganization proceedings are pending, or a certificate of the liquidating trustee or agent or other Person making any distribution to the Trustee or to the Holders for the purpose of ascertaining the Persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other Indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article XII so long as such court has been apprised of the provisions of, or the order, decree or certificate makes reference to, the provisions of this Article XII. The Trustee shall be entitled to rely on the delivery to it of a written notice by a person representing himself to be a holder of Senior Indebtedness (or a trustee or representative on behalf of such holder) to establish that such a notice has been given by a holder of Senior Indebtedness (or a trustee or representative on behalf of such holder). In the event that the Trustee determines, in good faith, that further evidence is required with respect to the right of any person as a holder of Senior Indebtedness to participate in any payment or distribution pursuant to this Article XII, the Trustee may request such person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Senior Indebtedness held by such person, as to the extent to which such person is entitled to participate in such payment or distribution, and as to other facts pertinent to the rights of such person under this Article XII, and if such evidence is not furnished, the Trustee may defer any payment to such person pending judicial determination as to the right of such person to receive such payment. Nothing in this Article XII shall apply to the claims of, or payments to, the Trustee under or pursuant to
        Section 7.7.

             SECTION 12.6 TRUSTEE ENTITLED TO ASSUME PAYMENTS NOT
        PROHIBITED IN ABSENCE OF NOTICE.

                  The Trustee or any Paying Agent (other than the Company acting as its own Paying Agent) shall not at any time be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or by the Trustee or such Paying Agent unless and until a Trust Officer of the Trustee or such Paying Agent (other than the Company acting as its own Paying Agent), as the case may be, shall have received, no later than one Business Day prior to such payment, written notice thereof from the Company or from one or more holders of Senior Indebtedness or from any representative therefor and, prior to the receipt of any such written notice, the Trustee, subject to the provisions of Sections 7.1 and 7.2, and such Paying Agent shall be entitled in all respects conclusively to assume that no such fact exists.

             SECTION 12.7 APPLICATION BY TRUSTEE OF ASSETS DEPOSITED WITH
        IT.

                  Any deposit of assets with the Trustee or the Agent (whether or not in trust) for the payment of principal of or interest on, or Additional Amounts with respect to, any Debentures shall be subject to the provisions of Sections 12.1, 12.2, 12.3 and 12.4; provided that, if prior to one Business Day preceding the date on which by the terms of this Indenture any such assets may become distributable for any purpose (including, without limitation, the payment of either principal of or interest on any Debenture) the Trustee or a Paying Agent shall not have received with respect to such assets the written notice provided for in Section 12.6, then the Trustee or such Paying Agent shall have full power and authority to receive such assets and to apply the same to the purpose for which they were received, and shall not be affected by any notice to the contrary which may be received by it on or after such date.

             SECTION 12.8 SUBORDINATION RIGHTS NOT IMPAIRED BY ACTS OR OMISSIONS OF THE COMPANY OR HOLDERS OF SENIOR INDEBTEDNESS.

                  No right of any present or future holders of any Senior Indebtedness to enforce subordination provisions contained in this Article XII shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms of this Indenture, regardless of any knowledge thereof which any such holder may have or be otherwise charged with. The holders of Senior Indebtedness may extend, renew, modify or amend the terms of the Senior Indebtedness or any security therefor and release, sell or exchange such security and otherwise deal freely with the Company, all without affecting the liabilities and obligations of the parties to this Indenture or the Holders.

             SECTION 12.9 DEBENTUREHOLDERS AUTHORIZE TRUSTEE TO
        EFFECTUATE SUBORDINATION DEBENTURES.

                  Each Holder of the Debentures by his acceptance thereof authorizes and expressly directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordination provisions contained in this Article XII and to protect the rights of the Holders pursuant to this Indenture, and appoints the Trustee its attorney-in-fact for such purpose, including, in the event of any dissolution, winding up, liquidation or reorganization of the Company (whether in bankruptcy, insolvency or receivership proceedings or upon an assignment for the benefit of creditors of the Company), the making of a timely filing of a claim for the unpaid balance of its Debentures in the form required in said proceedings and cause said claim to be approved. If the Trustee does not file a proper claim or proof of debt in the form required in such proceeding prior to 30 days before the expiration of the time to file such claim or claims, then the holders of the Senior Indebtedness or their representative are or is hereby authorized to have the right to file and are or is hereby authorized to file an appropriate claim for and on behalf of the Holders of said Debentures. Nothing herein contained shall be deemed to authorize the Trustee or the holders of Senior Indebtedness or their representative to authorize or consent to or accept or adopt on behalf of any Debentureholder any plan of reorganization, arrangement, adjustment or composition affecting the Debentures or the rights of any Holder thereof, or to authorize the Trustee or the holders of Senior Indebtedness or their representative to vote in respect of the claim of any Debentureholder in any such proceeding.

             SECTION 12.10  RIGHT OF TRUSTEE TO HOLD SENIOR INDEBTEDNESS.

                  The Trustee shall be entitled to all of the rights set forth in this Article XII in respect of any Senior Indebtedness at any time held by it to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture shall be construed to deprive the Trustee of any of its rights as such holder.

             SECTION 12.11  ARTICLE XII NOT TO PREVENT EVENTS OF DEFAULT.

                  The failure to make a payment on account of principal of, premium, if any, interest on, or Additional Amounts with respect to, the Debentures by reason of any provision of this
        Article XII shall not be construed as preventing the occurrence of a Default or an Event of Default under Section 6.1 or in any way prevent the Holders or the Trustee from exercising any right hereunder other than the right to receive payment on the Debentures.

             SECTION 12.12 NO FIDUCIARY DUTY OF TRUSTEE TO HOLDERS OF SENIOR INDEBTEDNESS.

                  The Trustee shall not be deemed to owe any fiduciary duty to the holders of Senior Indebtedness, and shall not be liable to any such holders (other than for its willful misconduct or negligence) if it shall in good faith mistakenly pay over or distribute to the Holders of Debentures or the Company or any other Person, cash, property or securities to which any holders of Senior Indebtedness shall be entitled by virtue of this
        Article XII or otherwise. Nothing in this Section 12.12 shall affect the obligation of any other such Person to hold such payment for the benefit of, and to pay such payment over to, the holders of Senior Indebtedness or their representative.


                                   ARTICLE XIII
                             CONVERSION OF DEBENTURES

             SECTION 13.1 CONVERSION PRIVILEGE.

                  Subject to and upon compliance with the provisions of this Article XIII, at the option of the holder thereof, (a) any outstanding Registered Regulation S Debenture or Bearer Debenture or, in the case of any Registered Regulation S Debenture or Bearer Debenture of a denomination other than $1,000, any portion of the principal amount thereof which is $1,000 or an integral multiple of $1,000, may be converted on or after the Exchange Date and (b) any outstanding Rule 144A Debenture or Accredited Investor Debenture or, in the case of any Rule 144A Debenture or Accredited Investor Debenture of a denomination other than $1,000, any portion of the principal amount thereof which is $1,000 or an integral multiple of $1,000, may be converted at any time one year after the Closing Date and prior to redemption or maturity, PROVIDED that such Rule 144A Debenture or Accredited Investor Debenture or portion thereof may be converted at the Holder's option prior to such time upon the earlier of (i) the first date on which the registration statement described in the Registration Rights Agreement becomes effective, and (ii) the day after the first date on which (A) any person (or group of persons) announces that it is (or they are) commencing a tender offer for all or part of the Company's Common Stock or (B) the Company makes a public announcement of a proposed Change of Control, in each case, at the principal amount thereof, or of such portion thereof, into fully paid and nonassessable shares of Common Stock ("Conversion Shares") as set forth in the Registered Debentures and Bearer Debentures. The right to convert Debentures called for redemption or delivered for repurchase will terminate at the close of business on the fifth day next preceding the Redemption Date (or if such date is not a Business Day, on the next succeeding Business Day) and will be lost if not exercised prior to that time. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "Conversion Price") shall be initially $18.60 per share of Common Stock. The Conversion Price shall be adjusted in certain instances as provided in paragraphs (e)(i), (ii), (iii), (iv),
        (v) and (vi) of Section 4 of the Registered Debentures and Bearer Debentures.

             SECTION 13.2 EXERCISE OF CONVERSION PRIVILEGE.

                  (a) In order to exercise the conversion privilege, the Holder of any Debenture to be converted shall surrender such Debenture, together with all unmatured Coupons, if any, and any matured Coupons in default appertaining thereto, if any, at the office of the Conversion Agent or any office or agency of the Company maintained for that purpose pursuant to Section 4.2 hereof, accompanied by written notice, in substantially the form set forth in the Registered Debentures and the Bearer Debentures, to the Company, at such office or agency, that the Holder elects to convert such Debenture or, if less than the entire principal amount of a Registered Debenture or Bearer Debenture of a denomination other than $1,000 is to be converted, the portion thereof to be converted. Upon presentment for conversion of any Debentures pursuant to this Section 13.2, the Conversion Agent shall immediately on that day notify the Company of such presentment. No payment or adjustment shall be made upon any conversion on account of any dividends on the Common Stock issued upon conversion. If a Registered Debenture is converted after the close of business on an Interest Record Date and before the opening of business on the next succeeding Interest Payment Date, the interest due on such Interest Payment Date shall be paid on such Interest Payment Date to the person in whose name that security is registered at the close of business on that Interest Record Date. Except as otherwise provided in the immediately preceding sentence, no payment or adjustment shall be made upon any conversion on account of any interest accrued on the Debentures surrendered for conversion or on account of any dividends or distributions on the Conversion Shares issued upon conversion. Registered Debentures surrendered for conversion during the period after the close of business on any Interest Record Date next preceding any Interest Payment Date to the close of business on such Interest Payment Date shall (except in the case of Registered Debentures or portions thereof which are called for redemption on a Redemption Date within such period) be accompanied by payment of an amount equal to the interest payable on such Interest Payment Date on the principal amount being surrendered for conversion.

                  (b) Debentures shall be deemed to have been converted immediately prior to the close of business on the day of surrender of such Debentures for conversion in accordance with the foregoing provisions, and at such time the rights of the Holders of such Debentures as Holders shall cease, and the person or persons entitled to receive the Common Stock issuable upon conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time. As promptly as practicable on or after the conversion date, the Company shall cause to be issued or delivered at such office or agency a certificate or certificates for the number of full shares of Common Stock issuable or deliverable upon conversion, together with payment, in lieu of any fraction of a share, as provided below.

                  (c) In the case of any Registered Debenture or Bearer Debenture of a denomination other than $1,000 that is converted in part only, upon such conversion the Company shall execute and the Trustee shall authenticate and deliver to the Holder thereof, at the expense of the Company, a new Debenture or Debentures of any authorized kind or denomination as requested by such Holder, in aggregate principal amount equal to the unconverted portion of the principal amount of such Debenture.

             SECTION 13.3 CONVERSION AT THE OPTION OF THE COMPANY.

                  If, after April 1, 1999 and prior to the Stated Maturity, the closing price of the Common Stock (determined as the last reported sales price regular way or, in case no such reported sale takes place on a day, the average of the reported bid and asked prices regular way, in either case on the New York Stock Exchange or, if the Common Stock is not listed or admitted to trading thereon, on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, on the Nasdaq Stock Market's National Market) exceeds an amount equal to 130% of the Conversion Price for at least 20 Trading Days within 30 consecutive Trading Days, the Company at its option may convert all (but not less than all) of the Debentures, together with the interest accrued and unpaid thereon to the Surrender Date (as defined below), into fully paid and nonassessable shares of Common Stock by giving the Trustee written notice (the "Conversion Notice") of its election, together with information and calculations supporting such election (which information and calculations shall be verified by the Trustee), no later than 5 Business Days after the twentieth such Trading Day (such twentieth day, the "Conversion Date"). If, after April 1, 1999 and prior to the Stated Maturity, the Common Stock ceases to be listed on the New York Stock Exchange and is not listed on any other national securities exchange or admitted for trading on the Nasdaq Stock Market's National Market, then the Company's option to convert the Debentures shall be suspended until such time as the Common Stock is so listed or admitted.

                  Promptly after (and in any event within 5 Business Days following) its receipt of the Conversion Notice, the Trustee shall, at the Company's expense, give notice to each Debentureholder stating: (i) that it has received the Conversion Notice and that, so long as the Company delivers a sufficient number of shares of Common Stock (and cash in lieu of fractional shares) to convert all outstanding Debentures and accrued and unpaid interest thereon through the Surrender Date (as defined below) at the Conversion Price in effect on the Conversion Date, all (but not less than all) Debentures shall be deemed to have been converted on the Conversion Date, (ii) the Conversion Price in effect on the Conversion Date, (iii) the identity of the Conversion Agent or Conversion Agents for the conversion and the office of the Conversion Agent or Conversion Agents at which Debentures may be surrendered, (iv) that the Debentures of such Debentureholder must be surrendered (together in the case of Bearer Debentures with all unmatured Coupons, if any) at the office of a Conversion Agent in order to obtain the shares of Common Stock issuable as a result of the Company's election to convert the Debentures, (v) that such Debentureholder must complete and manually sign the mandatory conversion notice on the reverse side of each Debenture held by such Debentureholder and deliver such notice to the office of a Conversion Agent, (vi) the first date (the "Surrender Date") on which Debentures may be surrendered in exchange for shares of Common Stock, which date shall be no later than 25 Business Days after the Conversion Date, and (vii) so long as the Company delivers to the Conversion Agent or Conversion Agents on or before the Surrender Date a sufficient number of shares of Common Stock (and cash in lieu of fractional shares) to convert on the Surrender Date all outstanding Debentures and accrued and unpaid interest thereon through the Surrender Date at the Conversion Price in effect on the Conversion Date, all (but not less than all) Debentures shall be deemed to have been converted on the Conversion Date and interest shall cease to accrue on the Debentures from and after the Conversion Date.

                  In the event the Company delivers a Conversion Notice but fails to deliver to a Conversion Agent or Conversion Agents by the Surrender Date a sufficient number of shares of Common Stock (and cash in lieu of fractional shares) to convert on the Surrender Date all outstanding Debentures and accrued and unpaid interest thereon through the Surrender Date, then such conversion shall be revoked and interest shall continue to accrue on the Debentures.

             SECTION 13.4 FRACTIONAL INTERESTS.

                  No fractional shares of Common Stock shall be issued or delivered upon conversion of Debentures. If more than one Debenture shall be surrendered for conversion at one time by the same Holder, the number of full shares which shall be issuable or deliverable upon conversion thereof shall be computed on the basis of the aggregate principal amount of the Debentures (or, in the case of Registered Debentures or Bearer Debentures of a denomination other than $1,000, specified portions thereof) so surrendered. Instead of any fractional share of Common Stock which would otherwise be issuable or deliverable upon conversion of any Debenture or Debentures (or, in the case of Registered Debentures or Bearer Debentures of a denomination other than $1,000, specified portions thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to the same fraction of the Closing Price per share of Common Stock at the close of business on the day preceding the day of conversion.

             SECTION 13.5 ADJUSTMENT OF CONVERSION PRICE.

                  (a) Whenever the Conversion Price is adjusted as provided in the Registered Debentures and Bearer Debentures:

                    (i)   the Company shall compute the adjusted
        Conversion Price in accordance with the terms of the Registered Debentures and Bearer Debentures and shall prepare a certificate signed by the President, any Vice President or the Treasurer of the Company setting forth the adjusted Conversion Price and showing in reasonable detail the facts upon which such adjustment is based, and such certificate shall forthwith be filed with the Trustee and the Conversion Agent and at each office or agency maintained for the purpose of conversion of Debentures pursuant to Section 4.2 hereof; and

                   (ii) a notice stating that the Conversion Price has been adjusted in accordance with the terms of the Debentures and this Indenture and setting forth the adjusted Conversion Price shall forthwith be required, and, as soon as practicable after it is required, the Company shall promptly cause a notice setting forth the adjusted Conversion Price to be given to the holders of the Debentures as provided in Section 14.2 hereof.

             SECTION 13.6 NOTICE OF CERTAIN EVENTS.

                  In case:

                    (i) the Company shall declare a dividend (or any other distribution) on its Common Stock payable otherwise than in cash out of its retained earnings (excluding dividends payable in stock for which adjustment is made pursuant to the terms of the Registered Debentures and Bearer Debentures); or

                   (ii) the Company shall authorize the granting to the holders of its Common Stock of rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

                  (iii) of any reclassification of the Common Stock of the Company (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Company is a party and for which approval of any stockholders of the Company is required, or of the sale or transfer of all or substantially all of the assets of the Company; or

                   (iv) of the involuntary dissolution, liquidation or winding up of the Company; or

                    (v) the Company proposes to take any other action which would require an adjustment of the Conversion Price pursuant to the Registered Debentures and Bearer Debentures;

        then the Company shall cause to be filed with the Conversion Agent and at each office or agency maintained for the purpose of conversion of Debentures a notice setting forth the adjusted Conversion Price and shall cause the Trustee to give such notice to the Holders as provided in Section 14.2 hereof except that notice need be given to the Holders once at least 20 days (or 10 days in any case specified in clause (i) or (ii) above) prior to the applicable record date hereinafter specified, stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution, rights or warrants or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution, rights or warrants is to be determined, or (y) the date on which a reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for the securities, cash or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up. The failure to give notice required by this Section 13.6 or any defect therein shall not affect the legality or validity of any dividend, distribution, rights, warrants, reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up, or the vote on any such action.

                  Promptly following each conversion of Debentures (or portions thereof) into Common Stock, the Company shall provide, or cause its transfer agent to provide, written notice thereof to the Trustee.

             SECTION 13.7 CONTINUATION OF CONVERSION PRIVILEGE IN CASE OF RECLASSIFICATION, CHANGE, MERGER, CONSOLIDATION OR SALE OF ASSETS.

                  (a) In case of any consolidation with, or merger of the Company into, any other corporation, or in case of any merger of another corporation into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of Common Stock of the Company), or in case of any sale or transfer of all or substantially all of the assets of the Company, the corporation formed by such consolidation or resulting from such merger or which acquires such assets, as the case may be, shall execute and deliver to the Trustee a supplemental indenture to the Indenture providing that the Holder of each Registered Debenture and Bearer Debenture shall have the right during the period such Debenture shall be convertible as specified in the Registered Debenture and Bearer Debentures to convert such Debenture only into the kind and amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer by a holder of the number of shares of Common Stock of the Company into which such Debenture might have been converted immediately prior to such consolidation, merger, sale or transfer, assuming such holder of Common Stock failed to exercise any rights of election as to the kind or amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer, and assuming, if such consolidation, merger, sale or transfer is prior to the period such Debenture shall be convertible, that the Debentures were convertible at such time at the initial Conversion Price as adjusted pursuant to the terms of the Registered Debentures and Bearer Debentures. Such amendment shall provide for adjustments which, for events subsequent to the effective date of such amendment, shall be as nearly equivalent as may be practicable to the adjustments provided for in the Registered Debentures and the Bearer Debentures. The above provisions of this Section 13.7(a) shall similarly apply to successive consolidations, mergers, sales or transfers.

                  (b) Any Common Stock issued upon conversion of a Restricted Debenture ("Restricted Common Stock") shall, prior to the earlier of (i) the date which is three years after the Closing Date and (ii) the date a registration statement in respect of such Common Stock first becomes effective under the Securities Act, be subject to the restrictions on transfer set forth in Section 2.6 hereof to the same extent as the Restricted Debentures which were so converted. All shares of Restricted Common Stock shall bear the legend and transfer requirements set forth on the form of Registered Debenture set forth as Exhibit A hereto.

             SECTION 13.8 TAXES ON CONVERSION.

                  The Company will pay any and all documentary, stamp, transfer sales or other similar taxes, duties or governmental charges imposed by the United States of America, Luxembourg, the United Kingdom or any political subdivision or taxing authority thereof or therein in respect of the issue or delivery of shares of Common Stock on conversion of Debentures pursuant thereto; PROVIDED, HOWEVER, that the Company shall not be required to pay any such tax, duty or governmental charge which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the Holder of the Debentures to be converted and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Company the amount of any such tax, duty or governmental charge or has established, to the satisfaction of the Company, that such tax, duty or governmental charge has been paid. The Company extends no protection with respect to any other taxes imposed in connection with conversion of the Debentures.

             SECTION 13.9 COMPANY TO PROVIDE STOCK.

                  The Company shall reserve, free from preemptive rights, out of its authorized but unissued shares, sufficient shares to provide for the conversion of the Debentures from time to time as such Debentures are presented for conversion, provided, that nothing contained herein shall be construed to preclude the Company from satisfying its obligations in respect of the conversion of Debentures by delivery of repurchased shares of Common Stock which are held in the treasury of the Company.

                  If any shares of Common Stock to be reserved for the purpose of conversion of Debentures hereunder require registration with or approval of any governmental authority under any Federal or state law before such shares may be validly issued or delivered upon conversion, then the Company covenants that it will in good faith and as expeditiously as possible use its reasonable best efforts to secure such registration or approval, as the case may be; PROVIDED, HOWEVER, that nothing in this
        Section 13.9 shall be deemed to limit in any way the obligations of the Company provided in this Article XIII.

                  Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value, if any, of the Common Stock, the Company will take all corporate action which may, in the Opinion of Counsel, be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of Common Stock at such adjusted Conversion Price.

                  The Company covenants that all shares of Common Stock which may be issued upon conversion of Debentures will upon issue be fully paid and non-assessable by the Company and free of preemptive rights.

             SECTION 13.10  DISCLAIMER OF RESPONSIBILITY FOR CERTAIN
        MATTERS.

                  Neither the Trustee, any agent of the Trustee, the Conversion Agent nor any agency appointed by the Company shall at any time be under any duty or responsibility to any Holder of Debentures to determine whether any facts exist which may require any adjustment of the Conversion Price, or with respect to the certificate referred to in Section 13.5 hereof, or with respect to the nature or extent of any such adjustment when made, or with respect to the method employed, or herein or in any supplemental indenture provided to be employed, in making the same. Neither the Trustee, any agent of the Trustee, the Conversion Agent nor any agency appointed by the Company shall be accountable with respect to the validity or value (or the kind or amount) of any shares of Common Stock, or of any securities or property (including cash), which may at any time be issued or delivered upon the conversion of any Debenture; and neither the Trustee, the Conversion Agent nor any agency appointed by the Company makes any representation with respect thereto. Neither the Trustee, any agent of the Trustee, the Conversion Agent nor any agency appointed by the Company shall be responsible for any failure of the Company to issue, register the transfer of or deliver any shares of Common Stock or stock certificates or other securities or property (including cash) upon the surrender of any Debenture for the purpose of conversion or, subject to Article VIII hereof, to comply with any of the covenants of the Company contained in this Article XIII.

             SECTION 13.11 RETURN OF FUNDS DEPOSITED FOR REDEMPTION OF CONVERTED DEBENTURES.

                  Any funds which at any time shall have been deposited by the Company or on its behalf with the Trustee or any other Paying Agent for the purpose of paying the principal of and interest on, or Additional Amounts with respect to, any of the Debentures and which shall not be required for such purposes because of the conversion of such Debentures, as provided in this
        Article XIII, shall after such conversion be repaid to the Company by the Trustee or such other Paying Agent.


                                   ARTICLE XIV
                                  MISCELLANEOUS

             SECTION 14.1 TIA CONTROLS.

                  If any provision of this Indenture limits, qualifies, or conflicts with the duties imposed by operation of the TIA, the imposed duties, upon qualification of this Indenture under the TIA, shall control.

             SECTION 14.2 NOTICES.

                  Except for notices to Holders which shall be made in accordance with the last paragraph of this Section 14.2, notices hereunder shall be made in writing by hand delivery, mail, telex or facsimile. Notice hereunder shall be deemed to have been given (i) when delivered by hand, if personally delivered, (ii) three Business Days after deposit in the mail as first class mail, registered or certified, return receipt requested, postage prepaid, properly addressed, if mailed, (iii) when answered back, if telexed and (iv) when receipt is acknowledged by the recipient's facsimile machine, if sent by facsimile. Notices shall be addressed to any party hereto as follows:

                                      ADDRESS

        The Company..............     Applied Magnetics Corporation
                                      75 Robin Hill Road
                                      Goleta, California  93117-3108
                                      Attention: Chief Executive Officer
                                      Telephone number: (805) 683-5353
                                      Facsimile number: (805) 967-2677

        The Trustee                   The Chase Manhattan Bank, N.A.
        and Registrar...............  4 Chase Metrotech Center
                                      Brooklyn, New York  11245
                                      Attention: Institutional Trust
                                      Administration
                                      Telephone number: (718) 242-3159
                                      Facsimile number: (718) 242-5885

        The Paying Agents,            The Chase Manhattan Bank, N.A.
        Conversion Agents             4 Chase Metrotech Center
        and Transfer Agents......     Brooklyn, New York  11245
                                      Attention: Institutional Trust
                                      Administration
                                      Telephone number: (718) 242-7276
                                      Facsimile number: (718) 242-5885

                                      The Chase Manhattan Bank, N.A.
                                      Woolgate House
                                      Coleman Street
                                      London EC2P 2HD, England
                                      Attention: Institutional Trust
                                      Administration
                                      Telephone number: 011-44-120-234-
                                      7431
                                      Facsimile number: 011-44-120-234-
                                      7945

                                      The Chase Manhattan Bank
                                      Luxembourg S.A.
                                      5, rue Plaetis
                                      L-2338 Luxembourg
                                      Attention: Institutional Trust
                                      Administration
                                      Telephone number: 011-352-46-26-
                                                        85-284
                                      Facsimile number: 011-352-46-26-
                                                        85-380

        or at any other address of which any of the foregoing shall have notified the others in writing.

                  Notices to Holders of the Debentures will be given by publication in an Authorized Newspaper in New York City and in London and, for so long as the Debentures are listed on the

        Luxembourg Stock Exchange, in Luxembourg, or, if publication in either London or Luxembourg is not practical, in an Authorized Newspaper in Europe. In addition, notices to Holders of Registered Debentures will be given by first-class mail to the addresses of such Holders as they appear in the register maintained by the Trustee on the fifteenth day prior to such mailing. Such notices will be deemed to have been given on the date of such publication or mailing or, if published in such newspapers on different dates, on the date of the first such publication. The Trustee shall promptly furnish to the Company, the Paying Agent and to each other paying agency of the Company a copy of each notice so published or mailed.

             SECTION 14.3 COMMUNICATIONS BY HOLDERS WITH OTHER HOLDERS.

                  Debentureholders may communicate pursuant to TIA
          312(b) with other Debentureholders with respect to their rights under this Indenture or the Debentures. The Company, the
        Trustee, the Registrar and any other Person shall have the
        protection of TIA   312(c).

             SECTION 14.4 CERTIFICATE AND OPINION AS TO CONDITIONS
        PRECEDENT.

                  Upon any request or application by the Company to the Trustee to take any action under this Indenture, the Company shall furnish to the Trustee:

                  (1) an Officers' Certificate (in form reasonably satisfactory to the Trustee) stating that, in the opinion of the signers, all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with; and

                  (2) an Opinion of Counsel (in form reasonably satisfactory to the Trustee) stating that, in the opinion of such counsel, all such conditions precedent to the proposed action have been complied with.

             SECTION 14.5 STATEMENTS REQUIRED IN CERTIFICATE OR OPINION.

                  Each certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture shall include:

                  (1)  a statement that the Person making such
             certificate or opinion has read such covenant or condition;

                  (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                  (3) a statement that, in the opinion of such Person, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (4) a statement as to whether or not, in the opinion of each such Person, such condition or covenant has been complied with; PROVIDED, HOWEVER, that with respect to matters of fact, an Opinion of Counsel may rely on an Officers' Certificate or certificates of public officials.

             SECTION 14.6 RULES BY TRUSTEE, PAYING AGENT, REGISTRAR.

                  The Trustee may make reasonable rules for action by or at a meeting of Debentureholders. The Paying Agent or Registrar may make reasonable rules for its functions.

             SECTION 14.7 LEGAL HOLIDAYS.

                  In any case where the date of maturity of the principal of or interest on (or Additional Amounts, if any, with respect to) the Debentures or the date fixed for redemption of any Debenture or the last day on which a Debenture may be converted shall be at any place of payment (or such other act) a day other than a Business Day, then payment of principal or interest (or Additional Amounts, if any), or presentation for conversion, need not be made on such date at such place but may be made on the next succeeding Business Day at such place of payment (or such other act), with the same force and effect as if made on the date of maturity or the date fixed for redemption or such last day on which a Debenture may be converted, and no interest shall accrue for the period after such date.

             SECTION 14.8 TAXES.

                  The Company will pay all documentary, stamp, transfer sales and other similar taxes, duties and governmental charges, if any, that may be imposed by the United States of America, Luxembourg or the United Kingdom, or any political subdivision thereof or taxing authority therein, with respect to the execution or delivery of this Indenture, or the issuance of the Regulation S Global Debenture, or the exchange from time to time of the Regulation S Global Debenture for Registered Debentures or Bearer Debentures; PROVIDED, HOWEVER, that the Company shall not be required to pay any such tax, duty or governmental charge which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the holder of the Debenture or Debentures to be converted, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of any such tax, duty or governmental charge or has established to the satisfaction of the Company that such tax, duty or governmental charge has been paid; and further provided, that the Company shall not be required to pay any tax, duty or governmental charge that may be payable in respect of any accrued interest paid in connection with the conversion of the Debentures.

             SECTION 14.9 GOVERNING LAW.

                  THIS INDENTURE AND THE DEBENTURE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED WITHIN THE STATE OF NEW YORK. THE COMPANY HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY NEW YORK STATE COURT SITTING IN THE BOROUGH OF MANHATTAN IN THE CITY OF NEW YORK OR ANY FEDERAL COURT SITTING IN THE BOROUGH OF MANHATTAN IN THE CITY OF NEW YORK IN RESPECT OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS INDENTURE AND THE DEBENTURES, AND IRREVOCABLY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, JURISDICTION OF THE AFORESAID COURTS. THE COMPANY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT IT MAY EFFECTIVELY DO SO UNDER APPLICABLE LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT AND ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. NOTHING HEREIN SHALL AFFECT THE RIGHT OF THE TRUSTEE OR ANY DEBENTUREHOLDER TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST THE COMPANY IN ANY OTHER JURISDICTION.

             SECTION 14.10  AGENT FOR SERVICE OF PROCESS.

                  As long as any of the Debentures or Coupons remain outstanding, the Company will at all times have an authorized agent in the City of New York, upon whom process may be served in any legal action or proceeding arising out of or relating to this Indenture or any Debenture or any Coupons appertaining thereto. Service of process upon such agent and written notice of such service mailed or delivered to the Company shall to the extent permitted by law be deemed in every respect effective service of process upon the Company in any such legal action or proceeding. The Company hereby appoints the Trustee as its agent for such purpose, and covenants and agrees that service of process in any legal action or proceeding may be made upon it at the office of the Trustee at 4 Chase Metrotech Center, Brooklyn, New York 11245, U.S.A., Attention: Corporate Trust Department (or such other address in the City of New York, as may be the Principal Corporate Trust Office of the Trustee in New York), unless and until the Company shall designate another agent for such purpose by written notice to the Trustee. if the Trustee receives any such service of process, it shall promptly notify the Company of such service.

             SECTION 14.11  NO ADVERSE INTERPRETATION OF OTHER
        AGREEMENTS.

                  This Indenture may not be used to interpret another indenture, loan or debt agreement of the Company or any of its Subsidiaries. Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

             SECTION 14.12  NO RECOURSE AGAINST OTHERS.

                  No direct or indirect partner, employee, stockholder, director or officer, as such, past, present or future of the Company or any successor corporation, shall have any personal liability in respect of the obligations of the Company under the Debentures or this Indenture by reason of his, her or its status as such partner, stockholder, employee, director or officer.
        Each Debentureholder by accepting a Debenture waives and releases all such liability. Such waiver and release are part of the consideration for the issuance of the Debentures.

             SECTION 14.13  SUCCESSORS.

                  All agreements of the Company in this Indenture and the Debentures shall bind its successor. All agreements of the Trustee in this Indenture shall bind its successor.

             SECTION 14.14  DUPLICATE ORIGINALS.

                  All parties may sign any number of copies or counterparts of this Indenture. Each signed copy or counterpart shall be an original, but all of them together shall represent the same agreement.

             SECTION 14.15  SEVERABILITY.

                  In case any one or more of the provisions in this Indenture or in the Debentures shall be held invalid, illegal or unenforceable, in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions shall not in any way be affected or impaired thereby, it being intended that all of the provisions hereof shall be enforceable to the full extent permitted by law.

             SECTION 14.16  TABLE OF CONTENTS, HEADINGS, ETC.

                  The Table of Contents, Cross-Reference Table and headings of the Articles and the Sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part hereof and shall in no way modify or restrict any of the terms or provisions hereof.

             SECTION 14.17  QUALIFICATION OF INDENTURE.

                  The Company shall qualify this Indenture under the TIA in accordance with the terms and conditions of the Registration Rights Agreement and shall pay all costs and expenses (including attorneys' fees for the Company and the Trustee) incurred in connection therewith, including, but not limited to, costs and expenses of qualification of the Indenture and the Debentures and printing this Indenture and the Debentures. The Trustee shall be entitled to receive from the Company any such Officers, Certificates, Opinions of Counsel or other documentation as it may reasonably request in connection with any such qualification of this Indenture under the TIA.

             SECTION 14.18  REGISTRATION RIGHTS.

                  Certain Holders of the Debentures are entitled to certain registration rights with respect to such Debentures pursuant to, and subject to the terms of, the Registration Rights Agreement.

                                    SIGNATURES

             IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed as of the date first written above.

                                 APPLIED MAGNETICS CORPORATION,
                                 a Delaware corporation

        [Seal]
                                 By: /s/ Craig Crisman
                                   ---------------------------
                                    Name: Craig Crisman
                                        ----------------------
                                    Title: Chairman & CEO
                                          ---------------------

        Attest: /s/ Mayellen Banister
               -----------------------
               Assistant Secretary


                                 THE CHASE MANHATTAN BANK, N.A.,
                                 a national banking association,
                                 as Trustee

        [Seal]
                                 By: /s/ John T. Needham, Jr.
                                   ---------------------------
                                    Name: John T. Needham, Jr.
                                        ----------------------
                                    Title: Assistant Secretary
                                         ---------------------

        Attest: /s/ Douglas Lavelle
              ----------------------
               Trust Officer

                                     EXHIBIT 11


             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
             ----------------------------------------------
                  (in thousands except per share data)


                                For the three months   For the six months
                                       ended                  ended
                                  March 30, 1996         March 30, 1996
                                     (Unaudited)           (Unaudited)
                                --------------------  ---------------------
                                             Fully                 Fully
                                 Primary    diluted    Primary    diluted
                                 earnings   earnings   earnings   earnings
                                 per share  per share  per share  per share
                                 ---------  ---------  ---------  ---------
     Net income                   $ 8,696    $ 8,696    $17,724    $17,724
                                   ======     ======     ======     ======


     Weighted average common
      shares outstanding           22,828     22,828     22,763     22,763
     Dilutive common stock
      equivalents                     985        986      1,031      1,080
                                   ------     ------     ------     ------

     Total weighted average
      common shares outstanding    23,813     23,814     23,794     23,843
                                   ======     ======     ======     ======

     Net income per share         $  0.37    $  0.37    $  0.74    $  0.74
                                   ======     ======     ======     ======


     Since fully diluted earnings per share does not reduce the Company's earnings per share by more than 3% of primary earnings per share, the Company has reflected primary earnings per share on the Consolidated Statement of Operations for the three months and six months ended March 30, 1996.