Form 10-K/A
period 1995-09-30
APPLIED MAGNETICS CORP
filed 1996-06-11
CIK 6948

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                               FORM 10-K/A NO. 1

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

          THE PURPOSE OF THIS AMENDMENT IS TO AMEND THE FOLLOWING ITEMS OF REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED SEPTEMBER 30, 1995 AS FOLLOWS:

PART I

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

          To revise and restate the second to last sentence of the paragraph under the caption "Selling, General and Administrative Expenses."

          To revise and restate the paragraph under the caption "Special
Charges."

          To correct the second paragraph under the caption "Liquidity and Capital Resources."

Item 8    Financial Statements and Supplementary Data

          To revise and restate Note 7 to the Consolidated Financial Statements.

          To add a new Note 11 to the Consolidated Financial Statements.

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          To revise Schedule II Valuation and Qualifying Accounts.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses in absolute dollars were $7.4 million, $17.3 million, and $20.1 million in fiscal 1995, 1994 and 1993, respectively. These expenses represented 2.5%, 6.3% and 6.0% of net sales, respectively, for such periods. The Company's allowance for uncollectible accounts receivable at September 30, 1995 was $0.7 million, which is $2.9 million less than the reserve required at September 30, 1994. The reduction in this allowance is due to the improved financial stability of the Company's significant customers. The
Company expects that SG&A expenses as a percent of sales will vary from period to period depending on the level of net sales.

  SPECIAL CHARGES: In 1993 the Company recorded a restructuring charge of $49.6 million to consolidate manufacturing resources and write-down manufacturing equipment to estimated net realizable value primarily as a result of the unexpectedly rapid market transition from ferrite and from the thin film microslider to the nanoslider form factor. Also in 1993, the Company completed the sale of three of its subsidiaries which were accounted for as discontinued operations in 1992 (as part of the 1992 restructuring). Magnetic Data, Inc.
(MDI) and Brumko Magnetics (Brumko) were sold to Delta Bravo, Inc. (DBI), a privately owned company, and Optical Products Division was sold to Most, Inc.
(MOST), a majority-owned subsidiary of Nakamichi Corporation Japan. The stated amount of the consideration received by the Company from DBI exceeded the estimated net realizable value of MDI and Brumko and included long-term notes receivable aggregating $18.4 million. Management believed that it was not probable that the $18.4 million of notes would be realized based upon its evaluation of the underlying operations' cash flows, which were the only source of repayment. Therefore, the $7.7 million reserve established for these discontinued operations in 1992 was applied against the related notes receivable, and an additional provision of $3.1 million was made to record these notes at their estimated net realizable value of $7.6 million. During 1994, the reserve for notes receivable was increased by $0.8 million as all income related to interest payments from DBI was deferred. During 1995, DBI defaulted on certain notes covenants and failed to make the fourth quarter's scheduled interest payment. Due to this situation and related disputes, management determined that the remaining DBI notes receivable balance should be fully reserved. This was accomplished by applying $3.2 million of excess reserve for accounts receivable, $2.8 million of excess 1993 restructuring reserves, and $0.8 million of interest payments received from DBI to the reserve for the notes receivable.

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

  As of September 30, 1995, the Company's cash and cash equivalents balance increased to $48.2 million from $20.8 million at September 30, 1994. During fiscal 1995, the Company generated $18.9 million from operating activities, comprised primarily of the net effect of the following: i) $1.7 million from net income, which included $27.6 million of depreciation and amortization expense;
ii) increase in the accounts payable balance of $23.1 million to support higher levels of net sales and due to extended payment terms from one vendor; iii) increase in the accounts receivable balance of $17.8 million as a result of revenues in the fourth quarter of fiscal 1995 increasing to $92.4 million as compared to the fourth quarter of fiscal 1994 revenues of $64.6 million; and iv) increase in inventories of $3.8 million. Inventories did not increase as significantly as the increase in the accounts payable and receivable balances, as increased thin film disk head inventories were partially offset by the decrease in ferrite disk head inventories, coupled with better inventory management by the Company in fiscal 1995.

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

Los Angeles, California
December 12, 1995

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                            FOR THE YEARS ENDED SEPTEMBER
                                                         30,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
Net sales................................. $  292,600  $  275,927  $  335,898
Cost of sales.............................    252,684     281,997     286,017
                                           ----------  ----------  ----------
  Gross profit (loss).....................     39,916      (6,070)     49,881
                                           ----------  ----------  ----------
Research and development expenses.........    (33,655)    (24,682)    (17,504)
Selling, general and administrative
 expenses.................................     (7,434)    (17,267)    (20,115)
Restructuring charge .....................        --          --      (49,600)
Interest income...........................      1,996         825         803
Interest expense..........................     (4,826)     (4,216)     (5,632)
Other income (expense), net...............      6,335        (160)      1,244
                                           ----------  ----------  ----------
  Income (Loss) before income taxes.......      2,332     (51,570)    (40,923)
Provision for income taxes................        584       1,100       2,805
                                           ----------  ----------  ----------
  Net Income (loss)....................... $    1,748  $  (52,670) $  (43,728)
                                           ==========  ==========  ==========
  Net income (loss) per share............. $     0.08  $    (2.39) $    (2.17)
                                           ==========  ==========  ==========
Weighted average common and dilutive
 equivalent
 shares outstanding                        22,472,208  22,081,751  20,155,868
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

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                FOR THE YEARS ENDED SEPTEMBER
                                                             30,
                                                -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------
Cash Flows from Operating Activities:
Net profit (loss).............................  $   1,748  $ (52,670) $ (43,728)
Adjustments to derive cash flows:
  Depreciation and amortization...............     27,600     23,643     29,866
  Gain on sale of business and assets.........     (6,109)       --         --
  Provision for receivable allowances.........        --         100        550
  Restructuring charge........................        --         --      49,600
  Deferred tax provision......................        --         --       1,384
  Amortization of unearned restricted stock
   compensation, net..........................        721       (145)     1,225
  Other assets................................        --      (4,167)    (1,103)
  Other liabilities...........................     (1,060)      (300)    (3,278)
  Other, net..................................        --       1,123        303
  Working capital changes affecting cash flows
   from operations:
   Accounts receivable........................    (17,712)    19,053    (11,562)
   Other receivables..........................        --       5,170     10,900
   Inventories................................     (3,772)    10,906     (5,827)
   Prepaid expenses and other.................     (3,074)      (305)      (921)
   Accounts payable...........................     23,168     (5,955)    (3,007)
   Accrued payroll and benefits...............        181     (2,739)     2,558
   Other current liabilities..................     (2,795)    (6,654)     2,424
                                                ---------  ---------  ---------
  Net cash flows provided by (used in)
   operating activities.......................     18,896    (12,940)    29,384
                                                ---------  ---------  ---------
Cash Flows from Investing Activities:
Additions to property, plant and equipment....    (23,401)   (31,452)   (56,652)
Proceeds from sale of businesses and assets,
 net..........................................     25,264      3,516     15,409
Notes receivable..............................      2,048      2,038      1,433
                                                ---------  ---------  ---------
 Net cash flows provided by (used) in invest-
  ing activities..............................      3,911    (25,898)   (39,810)
                                                ---------  ---------  ---------
Cash Flows from Financing Activities:
Proceeds from issuance of debt................    160,868    142,767    107,724
Proceeds from issuance of capital lease
 obligations..................................      5,142        464        728
Repayment of debt.............................   (163,705)  (134,402)  (127,127)
Proceeds from sale of common stock............        --         --      66,488
Proceeds from stock options exercised.........      2,270        153      1,475
                                                ---------  ---------  ---------
  Net cash flows provided by financing
   activities.................................      4,575      8,982     49,288
                                                ---------  ---------  ---------
Effect of exchange rate changes on cash and
 equivalents..................................         93      1,246       (964)
                                                ---------  ---------  ---------
Net increase (decrease) in cash and
 equivalents..................................     27,475    (28,610)    37,898
Cash and equivalents at beginning of period...     20,761     49,371     11,473
                                                ---------  ---------  ---------
Cash and equivalents at end of period.........  $  48,236  $  20,761  $  49,371
                                                =========  =========  =========
Supplemental Cash Flow Data:
Interest paid, net of amounts capitalized.....  $   4,827  $   4,215  $   4,158
                                                =========  =========  =========
Income taxes paid.............................  $     494  $   1,025  $   1,209
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
                                                              ---- ------ ------
                                                              $584 $1,100 $2,805
                                                              ==== ====== ======

  Reconciliations of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for continuing operations were as follows (in thousands):

                                                    1995      1994      1993
                                                   -------  --------  --------
      Income tax at the United States federal in-
       come
       tax rate................................... $   816  $(18,050) $(13,913)
      State income taxes, net of federal income
       tax benefit................................      59       137       149
      Foreign income taxed at lower rate..........  (2,217)     (550)   (1,536)
      Temporary differences/net operating losses
       not benefitted.............................   1,926    19,563    18,116
      Other, net..................................     --         --       (11)
                                                   -------  --------  --------
                                                   $   584  $  1,100  $  2,805
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

7. RESTRUCTURING CHARGE

  The Company recorded a restructuring charge of $49.6 million in 1993 to consolidate manufacturing resources and write-down equipment to estimated net realizable values primarily as a result of the unexpectedly rapid market transition from ferrite to thin film and from thin film microslider to nanoslider form factor. The Company charged costs against these reserves of $38.4 million and $5.1 million in 1993 and 1994, respectively. In 1995, the Company charged $0.8 million of equipment write-downs against the reserve and $0.2 million of expenditures against the reserve. The remaining portion of the 1993 restructuring reserve at September 30, 1995, which is included as a component of Other Current Liabilities in the accompanying Consolidated Balance Sheet, is composed of $3.8 million which is expected to be used to write-down certain long-term assets and $1.3 million to be paid to settle certain contingencies associated with the shutdown of manufacturing facilities. The Company expects that the shutdown of manufacturing facilities associated with the 1993 restructuring will be completed in 1996.

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

- --------
(1) Prior year quarterly G&A expense amounts have been reclassified to cost of sales to conform with fiscal 1995 presentation.

11. RELATED PARTY TRANSACTION

    The Company paid $680,000 and $140,000 in fiscal year 1995 and fiscal year 1994, respectively, to GG&G for consulting services provided to the Company by employees of GG&G. Craig Crisman, who was a principal of GG&G until August, 1995, has been the Company's Chief Executive Officer and a director since August 1, 1994, and since August 1, 1995, he has been the Chairman of the Company's Board of Directors.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Goleta, California, on the 11th day of June, 1996.

APPLIED MAGNETICS CORPORATION

By: /s/ Peter T. Altavilla
    ---------------------------------
    Peter T. Altavilla
    Corporate Controller
    (Principal Financial and Accounting Officer)

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

                                                                    SCHEDULE II

                         APPLIED MAGNETICS CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                (IN THOUSANDS)

                                                                         BALANCE
                               BALANCE AT                                AT END
                               BEGINNING                                   OF
      CLASSIFICATION           OF PERIOD  ADDITIONS DEDUCTIONS OTHER (A) PERIOD
      --------------           ---------- --------- ---------- --------- -------
Year Ended September 30, 1993
Allowance for doubtful col-
 lection:
  Accounts Receivable........   $ 1,958    $   550   $    (5)   $   739  $ 3,242
  Notes Receivable...........     2,559      4,309    (3,261)     7,700   11,307
Year Ended September 30, 1994
Allowance for doubtful
 collection:
  Accounts Receivable........   $ 3,242    $   100   $   (28)   $   315  $ 3,629
  Notes Receivable...........    11,307      1,878       --         --    13,185
Year Ended September 30, 1995
Allowance for doubtful
 collection:
  Accounts Receivable........   $ 3,629    $   --    $   268    $(3,245) $   652
  Notes Receivable...........    13,185      1,229       --       3,245   17,659

- --------

(A) In 1993 and 1994 the accounts receivable allowance amount represents recoveries of accounts previously written off. In 1993, the Company transferred $7.7 million of the remaining reserve for subsidiaries held for sale to the notes receivable reserve as notes were received in 1993 upon the sale of these subsidiaries. In 1995 the Company determined that its allowance for doubtful trade receivables was in excess of the amount needed and it transferred this excess to its allowance for notes receivable where it was required.

                                 EXHIBIT INDEX


Exhibit Number           Description of Exhibit                      Page
- ------------------------------------------------------------------
   23.1                  Consent of Independent
                         Public Accountants