Form 10-Q
period 1996-06-29
APPLIED MAGNETICS CORP
filed 1996-08-13
CIK 6948

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 29, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from _______to_______
                          Commission File No.1-6635

                        APPLIED MAGNETICS CORPORATION
                        -----------------------------
            (Exact name of registrant as specified in its charter)

A Delaware Corporation                                   95-1950506
- ----------------------                                   ----------
(State or other jurisdiction of                      (I. R. S. Employer
incorporation or organization)                       Identification No.)

                  75 Robin Hill Road, Goleta, California 93117
                  --------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (805) 683-5353

                                 (No Change)
       ---------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ..X..  No .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 23,190,746 $.10 par value common stock as of August 12, 1996.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September
30, 1995, as amended by Amendment No. 1 on Form 10-K dated June 11, 1996.

The following unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations for the periods presented.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations - Unaudited
                 (In thousands except share and per share data)
                                                      For the three months ended         For the nine months ended
                                                       June 29,         June 30,         June 29,          June 30,
                                                       --------         --------         --------          --------
                                                        1996             1995             1996              1995
                                                        ----             ----             ----              ----
Net sales                                          $     74,037     $     79,860     $    255,452     $    200,152
Cost of sales                                            56,155           63,454          188,759          179,417
                                                         ------           ------          -------          -------
  Gross profit                                           17,882           16,406           66,693           20,735
                                                         ------           ------           ------           ------

Research and development expenses                        12,374            8,612           39,661           23,679
Selling, general and administrative expenses              1,712            1,921            5,273            5,770
                                                          -----            -----            -----            -----
Total operating expenses                                 14,086           10,533           44,934           29,449
                                                         ------           ------           ------           ------
Income (Loss) from operations                             3,796            5,873           21,759           (8,714)

Interest income                                           1,576              423            2,683            1,092
Interest expense                                         (3,128)          (1,352)          (5,847)          (3,432)
Other income, net                                           295            1,822            1,951            3,814
                                                         ------           ------           ------           ------
Income (Loss) before taxes                                2,539            6,766           20,546           (7,240)
Provision for income taxes                                  189               45              472              444
                                                         ------           ------           ------           ------
Net income (loss)                                  $      2,350     $      6,721     $     20,074     $     (7,684)
                                                         ======           ======           ======           ======
Net income (loss) per share:                             $ 0.10           $ 0.30           $ 0.84           ($0.35)
                                                         ======           ======           ======           ======

Weighted average common and dilutive equivalent
  shares outstanding:                                24,039,048       22,304,211       23,902,370       22,181,365
                                                     ==========       ==========       ==========       ==========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)
                                                       June 29,    September 30,
                                                       --------    -------------
                                                         1996          1995
                                ASSETS                   ----          ----
Current Assets:
  Cash and cash equivalents                           $ 116,681     $  48,236
  Accounts receivable, net                               36,607        36,571
  Inventories                                            36,560        32,727
  Prepaid expenses and other                              8,803        10,411
                                                        -------       -------
                                                        198,651       127,945
                                                        -------       -------
Property, plant and equipment, at cost                  283,160       252,953
Less-accumulated depreciation                          (149,369)     (148,636)
                                                        -------       -------
                                                        133,791       104,317
                                                        -------       -------
Other assets                                             17,414        14,555
                                                        -------       -------
                                                      $ 349,856     $ 246,817
                                                      =========     =========
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                   $   1,980     $  12,004
  Bank notes payable                                     45,789        54,371
  Accounts payable                                       29,472        44,535
  Accrued payroll and benefits                            9,506         9,361
  Other current liabilities                              15,570        13,637
                                                        -------       -------
                                                        102,317       133,908
                                                        -------       -------
Long-term debt, net                                     116,732         3,254
                                                        -------       -------
Other liabilities                                         4,516         6,063
                                                        -------       -------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding         --            --
  Common stock, $.10 par value, authorized
    40,000,000 shares, issued 23,190,746 and 22,619,205
    shares at June 29, 1996 and September 30, 1995,
    respectively                                          2,319         2,262
  Paid-in capital                                       184,123       181,191
  Retained deficit                                      (58,957)      (79,031)
                                                        -------       -------
                                                        127,485       104,422
  Treasury stock, at cost (116,995 shares as of
    June 29, 1996, and 96,603 as of
    September 30, 1995)                                  (1,194)         (830)
                                                        -------       -------
                                                        126,291       103,592
                                                        -------       -------
                                                      $ 349,856     $ 246,817
                                                      =========     =========
The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.
                                       4

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)
                                                                     For the nine months ended
                                                                      June 29,      June 30,
                                                                        1996          1995
                                                                        ----          ----
Cash flows from operating activities:
  Net income (loss)                                                  $  20,074     $  (7,684)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                       20,958        20,339
    Gain on sale of business and assets                                   --          (5,109)
    Provision for receivable allowances and related costs                 --              50
    Amortization of unearned restricted stock compensation                --             673
    Other assets                                                           303         4,723
    Other liabilities                                                   (1,547)         (369)
    Other, net                                                             658            23
    Working capital changes affecting cash flows from operations:
        Accounts receivable                                                (36)      (24,497)
        Inventories                                                     (3,833)       (7,215)
        Prepaid expenses and other                                         670        (1,418)
        Accounts payable                                               (15,063)       26,259
        Accrued payroll and benefits                                       210           287
        Other current liabilities                                        1,933        (3,199)
                                                                        ------        ------
    Net cash provided by operating activities                           24,327         2,863
                                                                        ------        ------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (50,349)      (13,953)
  Proceeds from sale of business and assets, net                          --          24,264
  Repayment of notes receivable                                          1,124         1,740
                                                                        ------        ------
    Net cash provided by (used in) investing activities                (49,225)       12,051
                                                                        ------        ------
Cash flows from financing actitivies:
  Proceeds from issuance of convertible subordinated debentures        115,000          --
  Proceeds from issuance of debt                                       104,481       126,012
  Repayment of debt                                                   (124,494)     (126,180)
  Payment of debt issuance costs                                        (4,064)         --
  Purchase of treasury stock                                              (364)         --
  Proceeds from stock options exercised                                  2,924           238
                                                                        ------        ------
    Net cash provided by financing activities                           93,483            70
                                                                        ------        ------
Effect of exchange rate changes on cash and cash equivalents              (140)        1,385
                                                                        ------        ------
Net increase in cash and cash equivalents                               68,445        16,369
                                                                        ------        ------
Cash and cash equivalents at beginning of period                        48,236        20,761
                                                                        ------        ------
Cash and cash equivalents at end of period                           $ 116,681     $  37,130
                                                                     =========     =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.
                                       5

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                 (June 29, 1996)

Note A: Inventories
- -------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):


                                June 29,         September 30,
                                  1996              1995
                                  ----              ----
Purchased parts and
 manufacturing supplies          $ 9,005          $13,036
Work in process                   23,629           17,589
Finished goods                     3,926            2,102
                                 -------          -------
                                 $36,560          $32,727

Note B: Sale of Assets
- ----------------------

During the first quarter of fiscal 1996, the Company received final payment of $1.3 million related to the completion of certain milestones and release of the escrow holdback in connection with the sale of the Company's Tape Head business unit to Seagate Technology, Inc. ("Seagate") in December 1994. This completed the sale to Seagate.

Note C: Long Term Debt
- ----------------------

On March 22, 1996, the Company completed the sale, in an offshore offering and in a concurrent private placement in the United States, of $115.0 million of its 7.0% Convertible Subordinated Debentures (the "Convertible Debentures") due in 2006. The net proceeds were used to retire a $10.0 million line of credit maturing March 29, 1996. The balance of the proceeds are being used for working capital and other general corporate purposes, including capital expenditures.

Of the $115.0 million debt, $22.0 million of the Convertible Debentures may be converted, at any time after May 1, 1996, at a conversion price of $18.60 per share. The remaining $93.0 million of Convertible Debentures may be converted at the same price, at any time after March 22, 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations
        ---------------------------------------------------------------
During fiscal 1995, and through the second quarter of fiscal 1996, strong customer demand and stable production yields for the Company's nanoslider form factor thin film disk head products resulted in consecutive quarterly growth in net sales and improved gross profit for those products. At the end of the second quarter and during April and May of the third quarter of fiscal 1996 the Company increased its production ramp for more advanced thin film products and experienced lower yields, which is typical during initial production of newer products. In June 1996, production yields and volumes for the advanced thin film technology products returned to profitable levels.

Engineering research and product development efforts continue on magnetoresistive ("MR") disk heads. The Company has been shipping low volumes of production MR disk heads to certain of its customers.

Recent improvements in production yields and favorable customer demand for the Company's advanced thin film and MR disk head products position the Company to meet its customers' requirements for the coming quarter and the next fiscal year.

The following table sets forth, for the periods indicated, net sales by product line.
                                   For the three              For the nine
                                    months ended              months ended
                                ---------------------     ---------------------
                                June 29,     June 30,     June 29,     June 30,
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
Thin-film disk head products
     Net sales                  $ 52,858     $ 54,741     $180,019     $139,237
     Percentage of total            71.4%        68.5%        70.5%        69.6%
Ferrite disk head products
     Net sales                  $ 12,249     $  3,900     $ 40,545     $ 12,656
     Percentage of total            16.5%         4.9%        15.9%         6.3%
Other products
     Net sales                  $  8,930     $ 21,219     $ 34,888     $ 48,259
     Percentage of total            12.1%        26.6%        13.6%        24.1%

         Total net sales        $ 74,037     $ 79,860     $255,452     $200,152


Three Months Ended June 29, 1996
- --------------------------------
NET SALES. Net sales in the third quarter of fiscal 1996 decreased 7.3% from the third quarter of fiscal 1995. Thin film disk head net sales decreased 3.4% for the comparable periods. Lower thin film sales revenue resulted from low production yields in April and May associated with the ramp of new advanced thin film technology products. Ferrite disk head net sales increased significantly for the comparable periods due to increased business from one customer. Future ferrite business is expected to decrease beginning in the fourth quarter of fiscal 1996. This volume is expected to be replaced by advanced thin film and MR technology products. Other net sales primarily include tape head products and disk head products for which the Company only performs head stack assembly ("HSA") functions using thin film and MR disk heads purchased from other manufacturers. Other net sales decreased 57.9% for the comparable periods due to a decrease in assembly of thin film HSA's which had significantly lower gross margins than the Company's manufactured disk heads and, to a lesser extent, a decrease in tape head product sales.

GROSS PROFIT. As a percentage of net sales, gross profit was 24.2% and 20.5% for the third quarter of fiscal 1996 and the third quarter of fiscal 1995, respectively. The increase in gross profit for the comparable periods was primarily due to changes in product mix. The Company achieved higher gross profit on certain of the Company's thin film disk head products it manufactures as compared to certain of the products for which the Company only performs the HSA assembly functions.

RESEARCH AND DEVELOPMENT. Research and development expenses ("R&D") as a percent of net sales was 16.7% and 10.8% for the third quarter of fiscal 1996 and the third quarter of fiscal 1995, respectively. R&D expenses for the comparable periods increased $3.8 million as the Company focused on advanced thin film inductive technology and MR process and product development.

INTEREST INCOME AND EXPENSE. Interest income in the third quarter of fiscal 1996 increased $1.2 million compared to the third quarter of fiscal 1995 due to higher cash balances. Interest expense for the comparable periods increased $1.8 million due to higher average debt outstanding. Increases in both categories were primarily a result of the Company's March 1996 issuance of $115.0 million 7% Convertible Subordinated Debentures due in 2006.

OTHER INCOME AND EXPENSE. Other income and expense in the third quarter of fiscal 1996 decreased $1.5 million compared to the third quarter of fiscal 1995. The prior fiscal year quarter included $1.9 million of income recognized as the Company completed certain performance milestones related to the sale of the Company's Tape Head business unit to Seagate. Other income and expense for the current fiscal quarter and the balance of the prior year fiscal quarter was primarily foreign exchange gains and losses.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the three months ended June 29, 1996, primarily related to federal alternative minimum taxes, state minimum taxes and foreign taxes.


Nine Months Ended June 29, 1996
- -------------------------------
NET SALES. Net sales for the nine months ended June 29, 1996 increased 27.6% from the same period in the prior fiscal year primarily as a result of a 29.3% increase in thin film disk head net sales due to the Company's continued volume production on qualified customer programs. Ferrite disk head net sales increased significantly for the comparable periods primarily due to business from one customer. Other net sales decreased 27.7% for the comparable periods primarily due to decreases in assembly of thin film HSA's using disk heads purchased from other manufacturers.

GROSS PROFIT. As a percentage of net sales, gross profit was 26.1% and 10.4% for the nine months ended June 29, 1996 and June 30, 1995, respectively. The gross profit improvement was attributed primarily to significant production process improvements on thin film disk head products during the second half of fiscal 1995 that continued through the first half of fiscal 1996. Gross profit also improved for the comparable periods as a result of changes in product mix. Certain of the Company's thin film disk head products experienced higher gross margins as compared to certain of the products for which the Company only performs the HSA assembly functions. However, the gross profit percentage in the third quarter was 24.2% as compared to 26.9% for the first half of fiscal 1996. The reason for this decline was the lower yields in April and May on more advanced thin film technology products.

RESEARCH AND DEVELOPMENT. R&D expenses as a percent of net sales was 15.5% and 11.8% for the nine months ended June 29, 1996 and June 30, 1995, respectively. Expenses in dollars for the comparable periods increased $16.0 million as the Company focused on advanced thin film inductive technology and MR process and product development. It is expected that R&D expenditures in absolute dollars will continue at similar levels as the Company continues to invest in advanced technology products and processes, provided that the Company's projected revenue base can support these expenditures.

INTEREST INCOME AND EXPENSE. Interest income for the nine months ended June 29, 1996 increased $1.6 million compared to nine months ended June 30, 1995 due to higher average cash balances. Interest expense for the comparable periods increased $2.4 million due to higher average debt outstanding. Increases in both categories were primarily a result of the Company's March 1996 issuance of $115.0 million 7% Convertible Subordinated Debentures due in 2006.

OTHER INCOME AND EXPENSE. Other income for the nine months ended June 29, 1996 decreased $1.9 million compared to the nine months ended June 30, 1995. Other income for the comparable periods included $1.3 million and $3.9 million, respectively, as the Company completed certain performance milestones related to the Seagate agreement. The balance of other income and expense during the comparable periods was primarily attributed to foreign exchange gains and losses.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the nine months ended June 29, 1996, primarily related to federal alternative minimum taxes, state minimum taxes and foreign taxes.

Liquidity and Capital Resources
- -------------------------------
At June 29, 1996, the Company's cash and equivalents increased to $116.7 million from $48.2 million at September 30, 1995. During the nine months ended June 29, 1996, the Company generated $24.3 million from operating activities, comprised primarily of the net effect of the following: i) $20.1 million from net income which included $21.0 million of depreciation and amortization expense; (ii) increase in inventories of $3.8 million as the Company began production ramp of advanced thin film technology and MR products and (iii) decrease in the accounts payable balance of $15.1 million primarily due to lower levels of net sales during the third quarter of fiscal 1996 and reduced business with one supplier that previously had been given extended payment terms. Inventories increased slightly while accounts payable decreased. Increased thin film and MR disk head inventories more than offset the decrease in ferrite disk head inventories, which typically have relatively higher purchased material content.

In March 1996, the Company completed the sale, in an offshore offering and in a concurrent private placement in the United States, of $115.0 million of 7.0% Convertible Subordinated Debentures due in 2006. Net proceeds of $111.3 million were used to retire a $10.0 million line of credit maturing March 29, 1996. As a result, total debt at June 29, 1996, including notes payable, amounted to $164.5 million, a net increase of $94.9 million from the balance outstanding at September 30, 1995. The balance available for borrowings under the CIT line of credit was approximately $22.5 million at June 29, 1996. Also at that date, the Company's Malaysian subsidiary had drawn down $45.8 million of its credit facility which has been in place since June 1990. The credit facility is callable on demand, has no termination date, is guaranteed by the Company, is secured by the Company's real property holdings in Malaysia and includes certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Should all or any significant portion of the

Malaysian credit facility become unavailable for any reason, the Company would need to pursue alternative financing sources. Additional borrowings available under this facility were approximately $2.0 million at June 29, 1996.

During fiscal 1996 the Company plans a total of approximately $110 million in new capital expenditures, including equipment to be obtained through operating leases, during fiscal 1996 primarily to continue to improve thin film production processes, increase thin film production volumes and continue development and production of MR technologies and products. Capital expenditures for the nine months ended June 29, 1996 were $50.3 million. In addition, the Company leased $19.8 million of production equipment through operating leases. During the next twelve months, the Company believes it will have sufficient cash flows from operations and equipment lease financing alternatives to meet its operating and capital expenditure requirements.

Customer demand continues to be strong for the Company's thin film and MR disk heads. In the event that demand for the Company's products declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there could be an adverse impact on liquidity. Given its current liquidity position, the Company believes it would not require additional external financing during the next twelve months even if production yields could not be maintained at acceptable levels. However, in such event, capital expenditures, research and development or working capital expenditures may be curtailed. Such curtailment could, if severe, adversely affect the Company's future years' operations and competitive position.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

         Exhibit
         Number           Description
         ------           -----------
          11              Statement re computation of per share
                              information.

          27              Financial Data Schedule

     (b) Reports on Form 8-K. Report on Form 8-K dated August 1, 1996 was filed by the Company with respect to the non-judicial foreclosure following a breach of stock pledge by a third party, whereby the Company acquired 75% of the outstanding common stock of Delta Bravo, Inc., a Delaware Corporation ("DBI"), in satisfaction of approximately $2.5 million of debt owed by DBI to the Registrant.

                                  SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APPLIED MAGNETICS CORPORATION



Dated: August 13, 1996              /s/Craig D. Crisman
                                    -------------------
                                    Craig D. Crisman
                                    Chairman of the Board and Chief
                                    Executive Officer
                                    (Principal Financial Officer)


Dated: August 13, 1996              /s/Peter T. Altavilla
                                    ---------------------
                                    Peter T. Altavilla
                                    Corporate Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number   Description                                      Page
- ------   -----------                                      ----
11       Statement re computation of per share
         information                                       14

27       Financial Data Schedule                           15

                                                                      EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------
                      (in thousands except per share data)


                                                    For the three months ended            For the nine months ended
                                                           June 29, 1996                       June 29, 1996
                                                             Unaudited                           Unaudited
                                                    --------------------------            -------------------------
                                                Primary earnings    Fully diluted    Primary earnings    Fully diluted
                                                    per share     earnings per share     per share     earnings per share

Net income                                           $ 2,350           $ 2,350           $20,074           $20,074
                                                     =======           =======           =======           =======


Weighted average common shares outstanding            22,970            22,970            22,832            22,832
Dilutive common stock equivalents                      1,069             1,062             1,070             1,101
                                                     -------           -------           -------           -------

Total weighted average common
  shares outstanding                                  24,039            24,032            23,902            23,933
                                                     =======           =======           =======           =======


Net income per share                                 $  0.10           $  0.10           $  0.84           $  0.84
                                                     =======           =======           =======           =======



Since fully diluted earnings per share does not reduce the Company's earnings per share by more than 3% of primary earnings per share, the Company has reflected primary earnings per share on the Consolidated Statement of Operations for the three months and nine months ended June 29, 1996.