Form 10-K
period 1996-09-28
APPLIED MAGNETICS CORP
filed 1996-12-20
CIK 6948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
           TO

                           COMMISSION FILE NO. 1-6635
                            ------------------------

                         APPLIED MAGNETICS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                               95-1950506
    State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization                Identification No.)
75 ROBIN HILL ROAD, GOLETA, CALIFORNIA                  93117
   (Address of principal executive                    (Zip Code)
               offices)

       Registrant's telephone number, including area code: (805) 683-5353
                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                            NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                          REGISTERED
--------------------------------------  --------------------------------------
     Common Stock, $.10 par value              New York Stock Exchange
   Preferred Stock Purchase Rights             New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K /X/

    The aggregate market value of the Common Stock held by non-affiliates of registrant was $547,409,504 as of December 16, 1996.

                    COMMON STOCK (PAR VALUE $.10) 19,207,351

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days following the registrant's fiscal year ended September 28, 1996, are incorporated by reference into Part III on this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

    Applied Magnetics Corporation (the "Company" or "Applied Magnetics") was incorporated in California in 1957 and was reincorporated in Delaware in 1987.

    The Company presently operates in one industry segment, namely, components for the computer peripheral industry with one major product group, recording heads for rigid disk drives.

    Applied Magnetics is a leading independent manufacturer of magnetic recording heads and of head stack assemblies for disk drives. The Company manufactures advanced inductive thin film ("thin film") disk head products, magnetoresistive ("MR") disk head products and assembles ferrite metal-in-gap ("ferrite" or "MIG") disk head products, in each case, primarily to supply to manufacturers of 3.5 inch hard disk drives. The Company's products compete on the basis of price, performance and availability.

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

    The Company has focused its long-range growth strategy on thin film and MR disk head technologies and believes that MR disk heads, which ultimately afford greater recording densities and other performance advantages as compared to thin film heads, represent the next important magnetic recording head technology.

    The Company believes that, overall, the market for ferrite disk heads peaked in 1995 and the Company's customers are typically no longer developing new products based on ferrite disk head technology. As a result, the Company completed new ferrite head manufacturing, as planned, in the fourth quarter of fiscal 1996 and does not currently anticipate additional ferrite head business in fiscal 1997.

    During fiscal 1996, market conditions in the disk drive industry served by the Company were characterized by continued reduction of product life cycles and intense competition. The industry product life cycle is currently running approximately 9 to 12 months. The Company experienced a transition to a new generation of higher performance thin film heads during the third quarter of fiscal 1996, resulting in a temporary decline of yields, which negatively impacted production volumes, revenues and profits. By the fourth fiscal quarter, this transition was completed and yields returned to planned levels.

    Prior to December 10, 1994, the Company also manufactured and sold recording heads for tape drives which are used in the computer peripheral industry. On December 10, 1994, the Company sold its Tape Head business unit to Seagate Technology, Inc. ("Seagate") for $21.5 million, pursuant to a Stock Purchase Agreement (the "Seagate Agreement"). The Company received $19.9 million during fiscal 1995 and a final payment of $1.3 million in the first quarter of fiscal 1996, upon completion of certain performance obligations to supply tape related products and services to Seagate. In accordance with the terms of the Seagate Agreement, at the conclusion of one year, it was mutually agreed that the Company would forego $0.3 million, as a result of claims presented by Seagate, relating to the representations and warranties made by the Company. Except for those arrangements to provide tape-related products and services to Seagate, the Company is no longer engaged in the design, development, manufacture and sale of recording heads for tape drives.

DISK DRIVE INDUSTRY

    Rigid disk drives (hard disk drives) are the predominant high capacity data storage device used in all classes of computers. Rigid disk drives typically include one to ten disks onto and from which data is recorded and retrieved by two to twenty recording heads. These heads are positioned by an actuator assembly to fly within two micro inches, or less, on one or both sides of each disk. The head (or "slider") attached to a suspension assembly comprises a head gimbal assembly ("HGA"). Multiple HGAs, assembled together with other components, comprise an actuator, or head stack assembly ("HSA"). The Company supplies both HGAs and HSAs to disk drive manufacturers.

    Disk drive manufacturers are constantly developing higher capacity and higher performance products. Head suppliers, such as the Company, work with the drive manufacturers to develop customized HGAs and HSAs for each new drive program. Head suppliers seek to have their products "designed-in" for a particular drive program, thus becoming a primary supplier. Achieving a "primary supplier" status usually offers a competitive advantage, manifested as higher internal yields and more favorable pricing, compared to entering the program later in its product life cycle.

    The Company was successful in achieving "primary supplier" status on a number of programs in fiscal 1996. The disk drive industry continues to be highly competitive. Achieving mature, mass production status on newer technology products as a primary supplier will be required in order for the Company to continue the revenue and shipment volume growth rate experienced in fiscal 1996.

    The disk drive industry is cyclical and has been characterized by periods of intense product demand requiring high production levels followed by periods of oversupply, order cancellations, pricing pressure and reduced production levels. During periods of high demand, the Company has expanded production facilities, but at times has been unable to expand facilities and hire and train production personnel rapidly enough to meet the demand for its products. Conversely, in periods of lower demand, the Company has had excess production capacity and has experienced gross margin declines.

TECHNOLOGY

    Magnetic disk heads are electromechanical devices that record ("write") data onto and retrieve ("read") data from the magnetic layers of magnetic data storage disks. The principal elements of an inductive magnetic recording head are a magnetic core, which is interrupted by a non-magnetic gap, and an electrically conducting coil wrapped or deposited in turns around the core. To write data, a current is passed through the coil, thereby inducing a magnetic field in the core. Since the core is interrupted by a non-magnetic gap, the magnetic field must "fringe" out from the gap, and in doing so, it magnetizes a segment of the disk. Reversing the direction of the current reverses the polarity of the next magnetized segment of the disk as it passes by the gap of the head, thus allowing data to be encoded as a pattern of reversing polarities. To read data, the previously encoded disk is again passed by the head and the reversing magnetic polarities induce reversing magnetic fields in the core. These reversing magnetic fields in the core generate correspondingly reversing currents in the coil which are sensed and decoded by the drive circuitry.

    Disk drive storage capacity and performance are largely determined by the magnetic properties and interface of the recording head and disk. The number of coil turns and magnetic materials of the recording head are each optimized to achieve required performance. The number of coil turns and coil pitch characteristics (including the geometry of the coils and the distance between the coils) are selected to provide appropriate writing and maximum read-back signal levels. Higher data densities require that the head fly both closer to the disk and at more uniform flying heights across the disk or, alternatively, that the head maintain a light contact with the disk at a point near the head's gap, with the disk sliding over this portion of the head (known as contact recording). This is influenced by the size and mass of the head and by its hydrodynamic air bearing design and performance characteristics.

    Historically, ferrite disk heads have represented more cost-effective design alternatives for rigid disk drives than thin film disk heads. However, as demand for high performance, small form factor rigid disk drives has grown, there has been a corresponding increase in demand for disk heads that provide higher areal densities and data transfer rates. This technology and market shift has resulted in disk head specifications that increasingly require higher performance thin film heads. Coupled with the increasing supply of competitively priced thin film disk heads and the tendency of major disk drive customers to select thin film products rather than ferrite disk heads, the Company expects that demand for ferrite devices will continue to decline dramatically and the Company's customers are typically no longer developing new products based on ferrite disk head technology. As a result, the Company completed new ferrite disk head manufacturing in the fourth quarter of fiscal 1996 and does not currently anticipate additional ferrite disk head business in fiscal 1997.

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

PRODUCTS

    THIN FILM AND MR DISK HEADS.   During fiscal 1996, the Company qualified and
made volume production shipments on a number of new disk drive programs which require thin film products. The Company's thin film products are produced in volume for 3.5 inch disk drives to achieve areal densities of up to approximately 700 megabits of data per square inch of disk surface. The thin film disk drive programs for which the Company has become and is seeking to become qualified are primarily for high capacity, low profile, 3.5 inch disk drives for use in next generation personal computers and workstations and represent drive applications with recording densities of up to 1,200 megabits per square inch.

    Development and commercialization of MR disk heads continued to be a major investment for the Company in fiscal 1996. During fiscal 1996, the Company entered production on its first volume MR disk head program and, in addition, continued to ship prototype and qualification samples of MR disk head products to selected customers for drive applications with recording densities of up to 1,200 megabits per square inch. During fiscal 1997, MR drive applications are expected to require areal densities of nearly 1,600 megabits per square inch. This will require the Company's engineering and production resources to meet their targeted design and process development plan, achieve "design-in" with the customer drives and successfully execute the planned production ramp.

    During fiscal 1996, the Company continued to make important progress in the design and production of new, advanced thin film disk heads, including higher efficiency products which increase the output signal for a given number of coil turns. Additional thin film advances have been made in developing processes, known as "track trimming", for defining thin film magnetic core elements that are both narrower and of more equal width which, in turn, enhance the capability of the head to write narrower and more densely packed tracks of data onto the disk surface. Advances have also been made in the Company's efforts to develop and offer thin film and MR disk heads with fully etched air bearing ("FEAB") negative air pressure bearing surfaces. The implementation of these designs and processes improved production yields and enhanced the hydrodynamic characteristics of the disk heads, allowing the head to fly at lower, more uniform heights, or in light contact with the disk, thus contributing to higher areal densities, and thereby improving the reliability of the disk head. During fiscal 1997, most of the Company's customer programs will include these design improvements. As a result, the Company's continued shipment and revenue growth and achievement of satisfactory production yields to increase profitability depend on the Company's ability to achieve "design-in" status with its customers utilizing these advanced thin film heads.

    During fiscal 1996, all of the disk head products supplied by the Company were in the "nanoslider" or "50%" form factor (in which the slider is approximately 50% of the size, in each of its three dimensions, of the original inductive thin film slider). The Company has been and continues to develop products in the smaller "picoslider" or "30%" form factor, for both advanced inductive thin film and MR disk heads and anticipates the introduction of picoslider form factor products during the second half of fiscal 1997. This will require the Company's engineering and production resources to complete development plans for these products, achieve "design in" with customer drives and successfully execute the planned production ramp.

    FERRITE DISK HEADS.   Due to declining volumes caused by limited demand for
ferrite disk heads, the Company has chosen to focus its resources on advanced thin film and MR disk heads and does not plan to actively pursue any ferrite programs in fiscal 1997. Further, because the Company's thin film disk head production is vertically integrated, the Company believes that obtaining sales of thin film products generally represents more attractive opportunities for revenue growth and profit improvement than the ferrite disk head business.

    For discussion of net sales and percentage of sales by product, see "Annual Results of Operations" under Item 7.

MANUFACTURING

WAFER / SLIDER FABRICATION

    MR and thin film transducers are manufactured using a semiconductor-like wafer fabrication process. This process involves photolithography, vacuum deposition, wet chemical and plasma etching and precision electroplating technologies. The Company's two wafer fabrication facilities in Goleta, California, are based on 150mm (approximately six inch) diameter round substrates. Fiscal 1996 production was of the nanoslider form factor, where approximately 8,400 individual (unyielded) sliders can be produced from each six inch wafer. During the second half of fiscal 1997, in addition to nanosliders, the Company expects to commence initial production of picosliders, where approximately 15,300 individual (unyielded) sliders can be produced from each wafer.

    Completed wafers are sliced into row bars containing 29 sliders per bar for the nanoslider form factor and 44 sliders per bar for the picoslider form factor. After testing, row bars are shipped to Penang, Malaysia for further processing.

    Rows are converted into individual sliders in the Company's slider fabrication facility in Penang, Malaysia. This process involves high precision lapping as well as photolithography and ion milling technologies utilized to define the critical air bearing geometries which allow the head to fly at about two microinches (or less) above the disk surface. On some of the Company's products, photolithography and ion milling technologies are also used to define pole tip geometries and hence recording densities produced by the heads. For some programs, a thin, hard carbon overcoat is vacuum deposited onto the air bearing surface of the head in order to improve the performance of the head/disk interface and to provide added protection for the magnetic elements of the head.

    All of the aforementioned processes can be characterized as high technology and their intrinsic yields directly define final production output and Company revenue. Typically, new (higher performance) head designs place increasing demands on process technology. The Company's ability to execute depends on its ability to develop new processing technology, maintain control over its processes and ramp these new products into production volume in a timely manner.

    The Company believes that demand for recording heads will continue to increase. To meet this demand, it is critical that wafer and slider output increase. This increase is dependent on the Company's ability to generate the required capital funding. If the Company is unable to obtain the required funds in sufficient amounts and at the required times, its future revenues could be adversely affected. See "Liquidity and Capital Resources" under Item 7.

    The Company also believes that developing new products involving both advanced inductive thin film and MR technologies will be critical to continued revenue growth.

ASSEMBLY AND TEST

    The Company assembles all of its volume production of HGAs and HSAs outside of the United States. Principal manufacturing sites are in Penang, Malaysia; Chung-Ju, South Korea; Dublin, Ireland and Beijing, China.

    The Company also maintains contractual relationships with unaffiliated parties that provide manufacturing space and contract labor in Malaysia and China. The Company plans on continuing such relationships in the future.

    From time to time, the Company has experienced a shortage of assembly and test direct labor at its manufacturing locations. Although it is not anticipated that there will be a significant shortage in fiscal 1997, there can be no guarantee that such a condition will not develop. Due to increased market and customer demand forecasted in fiscal 1997, the Company plans to expand all of its current manufacturing locations and some contract labor relationships, and is exploring the possibility of new manufacturing locations in Asia. If such demand declines, management believes that it will be able to reduce its planned, but not committed, capital expenditures accordingly.

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

    The Company's technology development is primarily devoted to commercialization of advanced inductive thin film disk head technology and of MR disk head technology. Research and development expenses were $50.9 million, $33.7 million and $38.8 million for fiscal years 1996, 1995 and 1994, respectively, before cost offsets of $14.1 million in fiscal 1994, primarily related to funding pursuant to a License and Technology Agreement with Hitachi Metals, Ltd. ("HML"), dated December 1992. The technology development agreement was concluded in fiscal 1994. The Company does not currently have any ongoing technology development agreements providing funding for research and development efforts relating to new or advanced technology disk head products. While it may continue to consider and pursue opportunities relating to such arrangements, the Company believes that its existing cash resources and expected operating results will provide sufficient financial resources, on an independent basis, to fund its ongoing research and development activities in a manner consistent with its current operating plan.

    Under the HML Agreement, the Company granted to HML an exclusive, non-transferable license to use the Company's technology to manufacture in Japan thin film, MR and certain ferrite disk head products, HSAs, HGAs and components (the "Licensed Products") and a nonexclusive license to have Licensed Products made by HML subsidiaries and affiliates worldwide. Additionally, the Company granted HML and its subsidiaries and affiliates certain exclusive rights to market and sell Licensed Products to disk drive and head manufacturers in Japan and retained exclusive marketing rights to Licensed Products and improvements to Licensed Products in the rest of the world.

SOURCES OF SUPPLY

    The Company relies on Sumitomo Corporation as its principal supplier of substrates which are used to produce wafers for the Company's thin film and MR disk heads and on multiple independent suppliers for other materials used in the manufacturing process. The Company purchases suspension assemblies from Hutchinson Technology, Incorporated ("Hutchinson") and various other manufacturers. The Company also manufactures suspension assemblies internally. Although the Company has not experienced significant limitations on the availability of these materials, shortages could occur in the future. Such developments could disrupt the Company's production volume and have an adverse effect on the Company's operations.

CUSTOMERS AND MARKETING

    The Company's customers include, among others, Maxtor Corporation ("Maxtor"), Micropolis Corporation ("Micropolis"), NEC Corporation ("NEC"), Quantum Corporation ("Quantum"), Seagate and Western Digital Corporation ("Western Digital"). Western Digital, NEC, Seagate and Quantum represented approximately 44.0%, 20.1%, 13.4% and 10.3%, respectively, of net sales during the year ended September 28, 1996.

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

    Seagate, a major disk drive manufacturer, and Conner Peripherals, Incorporated ("Conner"), completed the merger of their companies in fiscal 1996. Seagate has a large vertically integrated capability in recording heads and its long term goal will likely be to supply all head requirements for Conner products. Conner was the Company's largest customer in fiscal 1995. Revenues from Conner declined materially during fiscal 1996.

    During fiscal 1996, Maxtor, a subsidiary of Hyundai Electronics of America, experienced continuing operating losses and announced reorganization of its operations. The Company believes the steps Maxtor is taking are positive, but there can be no assurance that Maxtor will be successful in the future.

    During fiscal 1996, Micropolis experienced operating losses and it was acquired by Singapore Technologies. The Company believes that this acquisition is a positive development, but there can be no assurance that they will be successful in the future.

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

    The Company's magnetic recording disk heads are sold in the United States and foreign countries by its direct sales personnel and through its subsidiary in Ireland. As of December 1992, in accordance with the HML Agreement, the Company granted certain exclusive marketing rights in Japan to HML.

    The Company has been successful in achieving "design-in" positions with certain customers on certain disk drive programs. There can be no assurance that the Company will successfully obtain "design-in" positions on a sufficient number of the new disk drive programs that it is currently pursuing or that it expects to pursue, or that, after having achieved this position on any given customer program, it will not experience difficulties in obtaining desired levels of production volumes on a timely basis. The failure to secure and satisfactorily perform against orders for volume shipments of thin film disk heads could result in customer cancellations, reschedules and diversion of certain orders to the Company's competitors. To the extent any significant orders for the Company's thin film and/or MR disk heads are canceled, rescheduled or diverted, such actions could have an adverse effect on the Company's operations.

COMPETITION

    The Company competes with other independent recording head suppliers, as well as disk drive companies and systems companies that produce magnetic recording heads used in their own products. Fujitsu, Hitachi, IBM, NEC, Quantum and Seagate produce some or all thin film and/or MR heads for their own use. IBM and Seagate make their thin film and MR disk head products available in the OEM market to competing drive manufacturers. All of these companies have significantly greater financial, technical and marketing resources than the Company.

    The Company believes that disk drive customers and systems companies that are not vertically integrated continue to represent significant opportunities for sales of the Company's disk head products for competitive and other reasons. Moreover, the Company believes that certain vertically integrated companies will continue to rely on independent suppliers of disk head products as alternative sources of supply, or in some cases, as primary sources of supply for individual disk drive programs

    Read-Rite Corporation ("Read-Rite") has had substantially greater sales of thin film disk head products than the Company and has been its largest competitor among independent thin film disk head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI") have a joint venture in Japan to make thin film and MR wafers. Read-Rite also acquired certain assets and technology rights of Censtor Corporation ("Censtor"), a developer of "planar" thin film head technology, during fiscal 1996, and plans to introduce advanced inductive recording heads based on the Censtor planar technology. The Company believes that its picoslider technology is competitive on the basis of cost and performance with planar technology, but there can be no assurance that customer and market demand for the Company's product technology will continue and increase at its current growth rate.

    In recent years, several large Japanese companies, each with considerably more resources than the Company, have entered the independent head market with considerable success in gaining market share. Alps Electric Corporation, Ltd., TDK Corporation (and its SAE Magnetics, Ltd. subsidiary,) and Yamaha Corporation continue to aggressively develop and market thin film and/or MR disk heads.

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

BACKLOG

    The Company's backlog of open orders scheduled for delivery within six months at September 28, 1996 was approximately $116.3 million, compared to approximately $107.5 million at September 30, 1995. Backlog increased year-to-year as a result of increased customer demand for thin film and MR disk head products. Backlog includes only firm orders for which the customers have released a specific purchase order and specified a delivery schedule.

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

    In previous years, particularly those in which the disk drive industry was experiencing overcapacity and intense price competition conditions, certain of the Company's customers delayed shipment dates and requested extended payment terms and price concessions. It is possible that these circumstances could reoccur in future periods which could adversely offset the Company's revenues and profitability. Further, as a result of the foregoing factors, the Company's backlog may not be indicative of product shipments in any future period.

EMPLOYEES

    As of September 28, 1996, the Company had approximately 6,400 employees of whom approximately 950 are located in California, approximately 5,200 are located in Asia and approximately 250 are located in Ireland. The Company's employees located in Korea are represented by a labor union, and the Company's Korean operations have, from time to time in past years, been affected by labor disruptions and slow downs. To meet planned fiscal 1997 production requirements, the Company will be expanding its Malaysian, Korean and China factories, as well as its established subcontractors. Also, additional factory expansion in Asia for assembly capacity is anticipated during the second half of fiscal 1997.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    The Company regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has been issued a number of United States Patents and has additional patent applications pending. There is no assurance that patents will be issued with respect to such applications or that any patents issued to the Company will protect the Company's competitive position. The Company believes its competitive position is more dependent on the technological know-how and creative skills of its personnel than on patent rights.

    The Company and IBM hold cross licenses with respect to certain patents held by each of them. Such cross licenses do not include any patents filed by IBM after January 1, 1991, nor any patents filed by the Company after July 1, 1991. While the Company has had discussions with IBM regarding extensions of the existing licenses, there can be no guarantee that such an extension will be negotiated.

    Under an agreement (the "Hutchinson Agreement") with Hutchinson, the Company and Hutchinson hold cross licenses with respect to certain patents held by each of them concerning suspension assemblies to make, use and sell such products. The Company's purpose of entering into the Hutchinson Agreement was to avoid possible future infringements, thereby reducing the prospects for disputes and litigation. See also "Sources of Supply."

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

ENVIRONMENTAL REGULATIONS AND WATER SUPPLY RESTRICTIONS

    The Company uses certain hazardous chemicals in its manufacturing process and is subject to a variety of environmental and land use regulations related to the use, storage and disposal of such chemicals and the conduct of its manufacturing operations. The State of California "Permit by Rule" legislation requires the Company to obtain permits for any treatment or transportation of materials considered to be hazardous wastes. Although the Company believes it will receive the necessary permits prior to the time required by this legislation, there is no assurance that such permits will be issued in a timely manner or at all. A failure by the Company to comply with present or future regulations could subject it to liability or result in production suspension or delay. In addition, environmental or land use regulations could restrict the Company's ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges. The Company, which is subject to water use regulations, uses a significant amount of water in its manufacturing process. Although to date the Company has been able to obtain sufficient water supplies without significantly increased costs, stricter water use regulations may be mandated and additional expenditures for water reclamation and conservation may be required.

    The Company has been identified as a potentially responsible party at a hazardous waste facility operated by the Omega Chemical Company in Whittier, California. Omega Chemical was employed by the Company for purposes of waste chemical disposal from 1987 to 1990 and was subsequently cited for stockpiling waste chemicals and for allowing leaking containers to contaminate their site. Omega has declared bankruptcy and a cleanup order was issued to the Company along with 56 other customers of Omega. The Company's share of the clean up totaled approximately $16,000 during fiscal 1995 and $1,000 during fiscal 1996 and is expected to be approximately $25,000 during fiscal 1997. Phase I & II of the clean up have now been completed and a site closure plan is being prepared for submission to the U.S. Environmental Protection Agency ("EPA"). While the U.S. EPA cannot predict how they will respond to the closure plan, it is expected that site closure should be completed within the next two years.

    On July 13, 1994, the California Regional Water Quality Control Board ("CRWQCB") issued a clean up and abatement order to the Company concerning property previously used and owned by the Company on Ward Drive in Goleta, California. As a result of the order, the Company has been required to carry out an environmental study to determine the extent of contamination related to chemicals used by the Company at this site. This study involved taking a number of soil samples and sinking several test wells to test the ground water and monitor the water's condition over a twelve month period. The soil sample work is complete and showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. These contaminants have either remained constant or declined in concentration over the past twelve month period. The CRWQCB has extended the monitoring requirements to an adjacent site and it is anticipated that they will require the Company to continue monitoring for a further twelve months. At the end of the study the CRWQCB will assess the need, if any, for further investigation or cleanup and may issue another order at that time.

SEASONALITY

    Management believes that the Company's revenues are cyclical rather than seasonal. See "Industry" for further discussion.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 16, 1996:

NAME                             AGE                        POSITION OR OFFICE
----------------------------     ---     ---------------------------------------------------------
Craig D. Crisman............     55      Chairman of the Board and Chief Executive Officer

Peter T. Altavilla..........     43      Corporate Controller and Secretary

    Craig D. Crisman became an employee of the Company on August 1, 1995. Prior to that time, since 1981, he was a member in the consulting firm of Grisanti, Galef & Goldress, Inc. ("GG&G"). GG&G was engaged by the Company on August 1, 1994, to provide crisis management and turnaround services to the Company. The turnaround engagement was determined to have been successfully completed on July 27, 1995. Mr. Crisman was elected Chief Executive Officer and a director of the Company on August 1, 1994. He was elected Chairman of the Board on November 3, 1995. During the five years preceding his appointment as Chief Executive Officer and a director of the Company, Mr. Crisman was a partner of GG&G. In that capacity he had been engaged, as a crisis management consultant, in business turnaround assignments involving a number of different enterprises in various industries.

    Peter T. Altavilla has been employed by the Company since 1987. He served as Assistant Controller until August 1, 1994, when he was elected to his present position as Corporate Controller. Mr. Altavilla was elected Secretary on February 9, 1996.

ITEM 2.  PROPERTIES

    Certain information concerning the Company's principal properties at September 28, 1996 is set forth below:

                                                                                                 SQUARE
LOCATION                                         TYPE                    PRINCIPAL USE           FOOTAGE     OWNERSHIP
-------------------------------------  -------------------------  ---------------------------  -----------  -----------
Goleta (Santa Barbara), California...  Headquarters, office,      Marketing and                   217,000        Owned
                                       plant and warehouse        manufacturing, research and
                                                                    engineering

San Jose, California.................  Office                     Customer support                  1,300       Leased

Penang, Malaysia.....................  Office, plant and          Manufacturing                   208,000        Owned*
                                       warehouse

Chung Ju, Korea......................  Office, plant and          Manufacturing                   293,000        Owned
                                       warehouse

Republic of Singapore................  Office                     Customer support                  6,000       Leased

Beijing, China.......................  Office, plant and          Manufacturing                    24,000       Leased
                                       warehouse

Dublin, Ireland......................  Office, plant and          Manufacturing                    40,000        Owned
                                       warehouse

------------------------

* Property held as collateral for Malaysian revolving credit facility. See Note 6 to the Notes to Consolidated Financial Statements under Item 8.

    The Company owns a building in Dassel, Minnesota which is leased by the Company to the acquiror of a subsidiary which was previously sold by the Company.

    One facility in Chung Ju, Korea, comprising 93,000 square feet, is being offered for sale.

    The Company believes expansion of its existing manufacturing facilities and/or the addition of new production facilities will be required to support customer requirements during the second half of fiscal 1997.

ITEM 3.  LEGAL PROCEEDINGS

    On November 18, 1994, the Company announced that it had entered into an agreement to dismiss the 1993 securities class action suit brought against the Company and certain former Company officers in the U.S. District Court for the Central District of California. Settlement of the suit was subject to the terms of a definitive agreement which was submitted to the court for preliminary approval during December, 1994. On May 31, 1995, the Court entered a judgement dismissing the litigation as to all claims against the Company and the other defendants, pursuant to an agreement by the parties to settle the litigation. Under the terms of the settlement, the Company was not required to make any cash payments but was required to issue shares of its common stock having an aggregate value of $1.25 million, which was charged to operations in fiscal 1994. The stock, along with $2.75 million from the Company's insurance carrier, was distributed, after court approval was received on September 23, 1996, to a class consisting of all persons who purchased the Company's common stock during the period of October 22, 1992, through October 1, 1993.

    The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "APM." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock.

                                                                           HIGH       LOW
                                                                          -------   -------
Fiscal year ending September 30, 1995
  First Quarter.........................................................  $  4- 3/8 $  2- 1/4
  Second Quarter........................................................     3- 7/8    2- 1/2
  Third Quarter.........................................................     7         2- 5/8
  Fourth Quarter........................................................    18- 3/8    7- 1/8

Fiscal year ending September 28, 1996
  First Quarter.........................................................  $ 19      $ 12- 1/8
  Second Quarter........................................................    19- 1/8   13- 3/4
  Third Quarter.........................................................    21- 3/4    9- 1/2
  Fourth Quarter........................................................    18- 1/4    8- 1/4

    At December 16, 1996, there were approximately 1,465 record holders of the Company's Common Stock.

    There were no cash dividends paid by the Company during the fiscal years 1996 or 1995. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

                         APPLIED MAGNETICS CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYMENT AMOUNTS)        1996        1995        1994        1993        1992
                                                            ----------  ----------  ----------  ----------  ----------

OPERATIONS
Net sales.................................................  $  344,754  $  292,600  $  275,927  $  335,898  $  297,864
Income (Loss) from continuing operations..................      32,218       1,748     (52,670)    (43,728)        315
Loss from discontinued operations.........................      --          --          --          --         (25,422)
Net income (loss).........................................      32,218       1,748     (52,670)    (43,728)    (25,107)
Net income (loss) per share:
  Net income (loss) from continuing operations............  $     1.35  $     0.08  $    (2.39) $    (2.17) $     0.02
  Loss from discontinued operations.......................      --          --          --          --           (1.53)
  Net income (loss).......................................  $     1.35  $     0.08  $    (2.39) $    (2.17) $    (1.51)

Weighted average common and common equivalent shares
  outstanding:............................................      23,897      22,472      22,082      20,156      16,604

Order backlog.............................................  $  116,262  $  107,466  $   64,781  $   77,126  $   96,104

Year-end employment.......................................       6,401       5,478       5,531       7,259       7,407

BALANCE SHEET
Working capital (1).......................................  $  117,882  $   (5,963) $  (36,443) $   33,920  $   17,823
Total assets..............................................     359,450     246,817     220,556     278,516     263,319
Total debt................................................     163,917      69,629      67,151      57,183      71,224
Shareholders' investment..................................     139,699     103,592      98,433     151,095     124,399

------------------------

(1) This balance includes borrowings outstanding under loan facilities with a Malaysian bank which have been in place since June 1990, are callable on demand, have no termination date and are guaranteed by the Company. The balances for the year ended September 28, 1996 and years ended September 30, 1995, 1994, 1993 and 1992 were $45.8 million, $46.9 million, $46.1 million,
    $35.2 million and $38.1 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Company posted a net profit of $32.2 million and $1.7 million for the years ended September 28, 1996 and September 30, 1995, respectively, compared to a net loss of $52.7 million for the year ended September 30, 1994. Net sales increased 17.8% in fiscal 1996 from fiscal 1995 and increased 6.0% in fiscal 1995 from fiscal 1994. The Company's significant revenue growth and profitability during fiscal 1996 as compared to the previous two years is attributable to numerous factors, including increased customer demand for its thin film products, continued timely production ramps on a number of qualified thin film programs during the first half of fiscal 1996, successful transition to a new generation of advanced thin film disk head products and achievement of profitable yields during the second half of fiscal 1996. The fourth quarter of fiscal 1996 also included revenue derived from the Company's first production volume program for magnetoresistive ("MR") technology products. Improvements in production yields, coupled with favorable customer demand for the Company's advanced thin film disk head and MR disk head products, position the Company to meet its customers' requirements for fiscal 1997.

    MR disk head product development continues to be critical to the Company's future growth. The Company is committed to substantial engineering, production process and capital investments in MR. It began production volume shipments during the fourth quarter of fiscal 1996 and expects MR technology products to contribute to revenue and profitability during fiscal 1997. See "Products" under
Item 1.

    During fiscal 1995, in response to increased customer demands that began during fiscal 1994, the Company continued its shift from production of ferrite disk heads to thin film disk heads, which offer superior performance characteristics over ferrite disk heads and are competitively priced. The Company furthered its technological development from the thin film microslider to the nanoslider form factor and by the first quarter of fiscal 1995, substantially all thin film shipments were nanoslider products. The Company also made substantial progress in thin film production process improvements, including conversion from 3 inch substrate ("wafer") to 6 inch wafer fabrication (which produces more thin film disk heads per wafer), and conversion to fully etched air bearing ("FEAB") and negative air pressure bearing surfaces, that improved product performance.

    During fiscal 1994, market demand shifted to the thin film nanoslider form factor from the microslider form factor and from ferrite disk heads. This unexpected rapid market transition contributed to the substantial losses in fiscal 1994 as the Company struggled with its thin film manufacturing process which impacted the Company's ability to quickly ramp production to achieve desired levels of volume shipments in response to strong market demand.

ANNUAL RESULTS OF OPERATIONS

                                                                                  FOR THE YEARS ENDED
                                                                      -------------------------------------------
                                                                      SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 30,
(IN THOUSANDS)                                                            1996           1995           1994
                                                                      -------------  -------------  -------------
Thin Film Disk Head Products
    Net Sales.......................................................   $   262,027    $   201,380    $   121,967
    Percentage of Total.............................................         76.0%          68.8%          44.2%

Ferrite Disk Head Products
    Net Sales.......................................................        41,597         21,801        110,110
    Percentage of Total.............................................         12.1%           7.5%          39.9%

Other Disk Head Products
    Net Sales.......................................................        41,130         69,419         43,850
    Percentage of Total.............................................         11.9%          23.7%          15.9%
                                                                      -------------  -------------  -------------
Total Net Sales.....................................................   $   344,754    $   292,600    $   275,927
                                                                            100.0%         100.0%         100.0%
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    NET SALES: Net sales increased 17.8% in fiscal 1996 from fiscal 1995. Net sales of thin film disk head products increased as a percent of total net sales to 76.0% in 1996 from 68.8% in 1995. In absolute terms, thin film net sales increased 30.1% in 1996 from 1995. The continued growth of thin film disk heads during 1996 was attributable primarily to an increase in head stack assembly ("HSA") shipments which included new advanced thin film technology products shipped during the last half of fiscal 1996. Ferrite disk head net sales, which represented 12.1% of total net sales in 1996, increased in absolute terms, 90.8% in 1996 from 1995, as one customer completed its program requirements. Substantially all ferrite orders were shipped during the fourth quarter of fiscal 1996. Thin film production has replaced ferrite business. Other net sales included disk head products, for which the Company only performs final assembly of HSAs using thin film and MR disk heads purchased from other manufacturers, the Company's internally manufactured MR disk heads and tape head products. Other net sales decreased, in absolute terms, 40.8% in 1996 from 1995, primarily due to a decrease in net sales for final assembly of thin film and MR HSAs and a decrease in tape head product net sales, partially offset by $6.1 million in net sales of the Company's prototype programs and its first volume production program for MR technology products.

    Net sales increased 6.0% in fiscal 1995 from fiscal 1994. Net sales of thin film disk head products increased as a percent of total net sales to 68.8% in 1995 from 44.2% in 1994. In absolute terms, thin film net sales increased 65.1% in 1995 from 1994. The significant growth in thin film disk heads was attributable to achievement of production volumes for nanoslider products and continued strong demand by certain customers for more mature products. Net sales of ferrite disk head products decreased 80.2% in fiscal 1995 from fiscal 1994. The Company attributed the decline to the market shift to thin film and MR disk heads that offer competitive prices and superior performance and to the Company's decision in fiscal 1994 to focus on thin film disk head product development. As a result, the Company committed its engineering and production resources to further advancement of thin film inductive and MR technology. Other net sales increased 58.3% in fiscal 1995 from fiscal 1994 as a result of increased assembly of HSAs, using thin film and MR disk heads purchased from other manufacturers, offset by a decrease in tape head products. Tape head products were produced by the Company's Tape Head business unit which was sold to Seagate Technology Inc., ("Seagate") in December 1994. Pursuant to the sales agreement, the Company continued to provide certain tape-related goods and services on an ongoing basis.

    GROSS PROFIT: The gross margin increased in fiscal 1996 to 27.0% as compared to 13.6% in fiscal 1995. The increase resulted from significantly higher revenues and a change in product mix, that included an increase in production of HSAs.

    The gross margin increased in fiscal 1995 to 13.6% as compared to (2.2%) in fiscal 1994. The increase resulted from significantly higher revenues due to improved production volumes generated from technological improvements in the thin film nanoslider production processes, conversion from the 3 inch to 6 inch wafer fabrication, and due to cost reductions implemented at the end of fiscal 1994.

    RESEARCH AND DEVELOPMENT: Research and development expenses ("R&D") were $50.9 million, $33.7 million and $38.8 million for fiscal years 1996, 1995 and 1994, respectively, before a cost offset of $14.1 million in fiscal 1994. These expenses represented 14.8%, 11.5% and 14.1% of net sales, respectively, for such periods. The cost offset in fiscal 1994 was related primarily to developmental funding the Company received under a License and Technology Development Agreement with Hitachi Metals, Ltd. for the advancement of the Company's inductive thin film technology and the development and commercialization of MR disk head technology. Funding for this agreement was concluded by the end of fiscal 1994.

    R&D expenses increased by $17.2 million from fiscal 1995 to 1996 as the Company focused on next generation thin film inductive technology and made significant capital and engineering investments in MR production process development.

    R&D expenses decreased by $5.1 million from fiscal 1994 to 1995 as the Company implemented cost controls at the end of fiscal 1994, in response to significantly lower revenues and deteriorating gross margins.

    The Company continues to invest in advanced technology products and processes and expects that expenditures generally will increase on an absolute dollar basis, given that the revenue base can support such expenditures. The Company did not receive any development funding from customers and strategic partners in fiscal 1995 and 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses in absolute dollars were $6.5 million, $7.4 million and $17.3 million in fiscal 1996, 1995 and 1994, respectively. These expenses represented 1.9%, 2.5% and 6.3% of net sales, respectively, for such periods. SG&A expenses in 1996 were partially offset by a bad debt recovery of $0.5 million, related to a final payment of a 1990 bankruptcy settlement with a previous customer. The reduction in SG&A expenses from fiscal 1994 to 1995 was primarily due to a cost reduction program implemented at the end of fiscal 1994, in response to lower sales volumes.

    VALUATION ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS: The Company's allowance for uncollectible accounts receivable at September 28, 1996 was $0.8 million. The Company's allowance for uncollectible accounts receivable at September 30, 1995 was $0.7 million, which was $2.9 million less than the reserve required at September 30, 1994. The reduction in this allowance was due to the improved financial stability of the Company's significant customers.

    During fiscal 1994, the reserve for notes receivable, (related to the sale of the Company's two subsidiaries, Magnetic Data, Inc. and Brumko Magnetics to Delta Bravo, Inc. ("DBI"), a privately owned company), was increased by $0.8 million as all income related to interest payments from DBI was deferred. During fiscal 1995, DBI defaulted on certain notes covenants and failed to make the fourth quarter's scheduled interest payment. Due to this situation and related disputes, management determined that the remaining notes receivable balance should be fully reserved. This was accomplished by applying $3.2 million of excess reserve for accounts receivable, $2.8 million of excess 1993 restructuring reserves and $0.8 million of interest payments received from DBI to the reserve for the notes receivable. There were no special charges in fiscal 1996, 1995 and 1994.

    INTEREST INCOME AND EXPENSE: Interest income was $4.2 million, $2.0 million and $0.8 million in fiscal 1996, 1995 and 1994, respectively. Interest income increased $2.2 million in fiscal 1996 from 1995 and increased $1.2 million in fiscal 1995 from 1994, due to higher average cash balances. Interest expense was $9.1 million, $4.8 million and $4.2 million in fiscal 1996, 1995 and 1994, respectively. Interest expense increased $4.3 million in fiscal 1996 from 1995, primarily as a result of the Company's March 1996 issuance of $115.0 million 7% Convertible Subordinated Debentures due in 2006. Interest expense increased $0.6 million in fiscal 1995 from 1994, primarily as a result of higher average interest rates on the Malaysian bank loans and letter of credit and loan fees related to the secured asset-based revolving line of credit established in January 1995.

    OTHER INCOME (EXPENSE): Other income of $2.0 million in fiscal 1996 included $1.3 million in final proceeds from the sale of the Company's Tape Head business unit to Seagate. Other income in fiscal 1996 also included $0.5 million in foreign exchange translation and transaction net gains. Other income of $6.3 million in fiscal 1995 included $4.9 million in income recognized as the Company completed certain performance milestones in connection with the sale to Seagate. Other income in fiscal 1995 also included $1.3 million related to sale of tooling and excess assets. Other income (expense) for fiscal 1994 primarily consisted of foreign exchange translation and transaction gains and losses.

    PROVISION FOR INCOME TAXES: The fiscal 1996 provision for income taxes included alternative minimum state and federal taxes and provision for foreign income taxes. For fiscal years 1995 and 1994, the most significant component of the provision for income taxes was foreign taxes for which there were no foreign tax credit offsets available. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 28, 1996, the Company's cash and cash equivalents balance increased to $127.4 million from $48.2 million at September 30, 1995. During fiscal 1996, the Company generated $39.7 million from operating activities, comprised primarily of the net effect of the following: i) $32.2 million from net income, which included $28.9 million of depreciation and amortization expense; ii) increase in the accounts receivable balance of $6.8 million as a result of the increase in net sales in September 1996 over September 1995, and due to discontinuance of accelerated payment terms by the Company's customers beginning in fiscal 1996; iii) increase in inventories of $3.3 million as the Company began production ramp up of advanced thin film technology and MR products and iv) decrease in the accounts payable balance of $12.2 million, primarily due to reduced business with one supplier that previously had provided extended payment terms and, to a lesser extent, due to reduction in direct material purchases. Increased thin film and MR disk head inventories more than offset the decrease in ferrite disk head inventories, which typically have relatively higher purchased material content.

    During fiscal 1996, cash of $16.9 million was generated from the following investing activities: i) the sale of a building in Chunchon, Korea for $3.8 million; ii) repayment of notes receivable of $1.8 million; and (iii) $11.3 million from the sale and leaseback of fixed assets.

    During fiscal 1996, net cash of $92.7 million was also generated from financing activities, consisting primarily of net proceeds from the issuance of $115.0 Convertible Subordinated Debentures in March 1996. The Company used cash to pay off $17.5 million of line of credit debt and made $69.9 million in capital expenditures, primarily related to increasing thin film and MR disk production capacity and MR disk head technology development. Additionally, the Company entered into $40.0 million of operating leases for machinery and equipment, with terms of up to five years.

    In March 1996, the Company completed the sale, in an offshore offering and in a concurrent private placement in the United States, of $115.0 million of 7.0% Convertible Subordinated Debentures due in 2006. Net proceeds of $110.7 million were used to retire a $10.0 million line of credit maturing March 29, 1996. As a result, total debt at September 28, 1996, including notes payable, was $163.9 million, a net increase of $94.3 million from the balance outstanding at September 30, 1995. During fiscal 1996, the Company also drew down its secured Malaysian credit facility to $45.8 million from a bank in Malaysia. The facility is callable on demand, has no termination date, is guaranteed by the Company, is secured by the Company's real property holdings in Malaysia and is subject to certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Should all or any significant portion of the Malaysian credit facility become unavailable for any reason, the Company would need to pursue alternative financing sources. Additional borrowings available under this facility were approximately $2.0 million at September 28, 1996.

    The Company has a secured, asset-based revolving line of credit of $35.0 million from CIT Group/ Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. As of September 28, 1996, there were no borrowings outstanding. The balance available under this line of credit was approximately $18.3 million at September 28, 1996 and the Company was in compliance with all financial covenants. The line of credit expires January 11, 1998.

    In 1997, the Company plans approximately $135.0 million in capital expenditures, including equipment to be obtained through operating leases, primarily to continue to improve thin film production processes and continue development and production of MR technologies and products and increase overall production capacity.

    The Company's accounts receivable and inventory balances are heavily concentrated with a small number of customers. Sales to Western Digital Corporation, NEC Corporation, Seagate and Quantum Corporation accounted for 44.0%, 20.1%, 13.4% and 10.3%, respectively, of the Company's sales in 1996. Further consolidation of the disk drive industry may reduce the number of disk drive programs requiring the Company's products and may increase credit risks for the Company due to the concentration of its customers.

    In fiscal 1995, Conner agreed to be acquired by Seagate. The Company experienced a significant decrease in the sales volumes to Conner in fiscal 1996, which was replaced by increased business with Western Digital. See "Customers and Marketing" under Item 1.

    The Company operates in a number of foreign countries. Purchases of certain raw materials and certain labor costs are paid for in foreign currencies. The Company is not currently hedging against potential foreign exchange risk. Fluctuations of foreign currency to the dollar could have a significant effect on reported cash balances. The effect of foreign currency exchange rate changes was a decrease of $0.3 million in cash for fiscal 1996 and an increase $0.1 million in cash for fiscal 1995.

    During fiscal 1997, the Company believes it will have sufficient cash flows from operations and equipment lease financing alternatives to meet its operating and capital expenditure requirements. Market and customer demand continues to be strong for the Company's thin film disk heads. In the event that demand for the Company's products declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to increase sales or maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there would be a significant adverse impact on liquidity. This would require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.

FORWARD-LOOKING INFORMATION

    Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties inherent in the Registrant's business. Actual outcomes are dependent upon the Registrant's successful performance of internal plans, its ability to control inventory levels, customer changes in short range and long range plans, domestic and international competition in the Registrant's product areas, successful completion of expansion within current cost estimates, continued acceptance of existing products and the development and acceptance of new products, performance issues with key customers, risks related to international transactions and hedging strategies and general economic risks and uncertainties.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires an impaired property to be written down to fair value. This Statement will become effective for financial statements of the Company in the first quarter of fiscal 1997. Management believes that the adoption of SFAS 121 will not have a material impact on the Company's financial condition and results of operations when it is adopted.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 had been adopted. The Company has elected to continue to utilize the accounting method prescribed by APB 25 and adopt the disclosure requirements of SFAS 123 when required in fiscal 1997. As a result, SFAS 123 will have no effect on the financial condition or results of operations of the Company.

                         APPLIED MAGNETICS CORPORATION

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
FINANCIAL STATEMENTS:

Report of Independent Public Accountants (Arthur Andersen LLP).............................................         F-2

Consolidated Statements of Operations for the years ended September 28, 1996, September 30, 1995 and
  September 30, 1994.......................................................................................         F-3

Consolidated Balance Sheets as of September 28, 1996 and September 30, 1995................................         F-4

Consolidated Statements of Cash Flows for the years ended September 28, 1996, September 30, 1995 and
  September 30, 1994.......................................................................................         F-5

Consolidated Statements of Shareholders' Investment for the years ended September 28, 1996, September 30,
  1995 and September 30, 1994..............................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Applied Magnetics Corporation:

    We have audited the accompanying consolidated balance sheets of Applied Magnetics Corporation (a Delaware corporation) and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Magnetics Corporation and subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California

December 12, 1996

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                  FOR THE YEARS ENDED
                                                                      -------------------------------------------
                                                                      SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Net sales...........................................................   $   344,754    $   292,600    $   275,927
Cost of sales.......................................................       251,503        252,684        281,997
                                                                      -------------  -------------  -------------
  Gross profit (loss)...............................................        93,251         39,916         (6,070)
                                                                      -------------  -------------  -------------
Research and development expenses...................................       (50,867)       (33,655)       (24,682)
Selling, general and administrative expenses........................        (6,533)        (7,434)       (17,267)
Interest income.....................................................         4,228          1,996            825
Interest expense....................................................        (9,056)        (4,826)        (4,216)
Other income (expense), net.........................................         2,047          6,335           (160)
                                                                      -------------  -------------  -------------
  Income (Loss) before income taxes.................................        33,070          2,332        (51,570)
Provision for income taxes..........................................           852            584          1,100
                                                                      -------------  -------------  -------------
  Net income (loss).................................................   $    32,218    $     1,748    $   (52,670)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Net income (loss) per share:......................................   $      1.35    $      0.08    $     (2.39)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted average common and common equivalent shares
    outstanding:....................................................    23,897,168     22,472,208     22,081,751
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS EXCEPT SHARE AND PAR VALUE DATA)

                                     ASSETS

                                                                                                 AS OF
                                                                                      ----------------------------
                                                                                      SEPTEMBER 28,  SEPTEMBER 30,
                                                                                          1996           1995
                                                                                      -------------  -------------
Current assets:
  Cash and equivalents..............................................................   $   127,400    $    48,236
  Accounts receivable, less allowances of $766 in 1996 and $652 in 1995.............        43,403         36,571
  Inventories.......................................................................        35,980         32,727
  Prepaid expenses and other........................................................        10,122         10,411
                                                                                      -------------  -------------
                                                                                           216,905        127,945
                                                                                      -------------  -------------
Property, plant and equipment, at cost:
  Land..............................................................................         2,556          2,556
  Buildings.........................................................................        72,284         67,314
  Manufacturing equipment...........................................................       155,696        146,706
  Other equipment and leasehold improvements........................................        28,268         29,410
  Construction in progress..........................................................        30,052          6,967
                                                                                      -------------  -------------
                                                                                           288,856        252,953
  Less-accumulated depreciation and amortization....................................      (155,134)      (148,636)
                                                                                      -------------  -------------
                                                                                           133,722        104,317
                                                                                      -------------  -------------
Other assets........................................................................         8,823         14,555
                                                                                      -------------  -------------
                                                                                       $   359,450    $   246,817
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current portion of long-term debt.................................................   $     1,865    $    12,004
  Bank notes payable................................................................        45,789         54,371
  Accounts payable..................................................................        32,314         44,535
  Accrued payroll and benefits......................................................        11,001          9,361
  Other current liabilities.........................................................         8,054         13,637
                                                                                      -------------  -------------
                                                                                            99,023        133,908
                                                                                      -------------  -------------
Long-term debt, net.................................................................       116,263          3,254
                                                                                      -------------  -------------
Other liabilities...................................................................         4,465          6,063
                                                                                      -------------  -------------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized 5,000,000 shares, none issued and
    outstanding.....................................................................       --             --
  Common stock, $.10 par value, authorized 40,000,000 shares, issued 23,283,047
    shares at September 28, 1996 and 22,619,205 shares at September 30, 1995........         2,328          2,262
  Paid-in capital...................................................................       185,378        181,191
  Retained deficit..................................................................       (46,813)       (79,031)
                                                                                      -------------  -------------
                                                                                           140,893        104,422
Treasury stock, at cost (116,995 shares at September 28, 1996 and 96,603 shares at
  September 30, 1995)...............................................................        (1,194)          (830)
                                                                                      -------------  -------------
                                                                                           139,699        103,592
                                                                                      -------------  -------------
                                                                                       $   359,450    $   246,817
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED
                                                                      -------------------------------------------
                                                                      SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Cash Flows from Operating Activities:
Net income (loss)...................................................   $    32,218    $     1,748    $   (52,670)
Adjustments to derive cash flows:
  Depreciation and amortization.....................................        28,891         27,600         23,643
  Gain on sale of business and assets...............................       --              (6,109)       --
  Amortization of unearned restricted stock compensation, net.......       --                 721           (145)
  Changes in assets and liabilities:
    Accounts receivable.............................................        (6,832)       (17,712)        19,153
    Other receivables...............................................       --             --               5,170
    Inventories.....................................................        (3,253)        (3,772)        10,906
    Prepaid expenses and other......................................          (750)        (3,074)          (305)
    Accounts payable................................................       (12,221)        23,168         (5,955)
    Accrued payroll and benefits....................................         1,705            181         (2,739)
    Other assets and liabilities....................................           (86)        (3,855)        (9,998)
                                                                      -------------  -------------  -------------
  Net cash flows provided by (used in) operating activities.........        39,672         18,896        (12,940)
                                                                      -------------  -------------  -------------
Cash Flows from Investing Activities:
Additions to property, plant and equipment..........................       (69,900)       (27,676)       (31,452)
Proceeds from sale of businesses and fixed assets, net..............        15,122         29,539          3,516
Notes receivable....................................................         1,803          2,048          2,038
                                                                      -------------  -------------  -------------
  Net cash flows provided by (used in) investing activities.........       (52,975)         3,911        (25,898)
                                                                      -------------  -------------  -------------
Cash Flows from Financing Activities:
Proceeds from issuance of convertible subordinated debentures.......       115,000        --             --
Proceeds from issuance of debt......................................       144,214        160,868        142,767
Proceeds from issuance of capital lease obligations.................       --               5,142            464
Repayment of debt...................................................      (164,787)      (163,705)      (134,402)
Payment of debt issuance costs......................................        (4,274)       --             --
Proceeds from stock options exercised, net..........................         2,574          2,270            153
                                                                      -------------  -------------  -------------
  Net cash flows provided by financing activities...................        92,727          4,575          8,982
                                                                      -------------  -------------  -------------
Effect of exchange rate changes on cash and equivalents.............          (260)            93          1,246
                                                                      -------------  -------------  -------------
Net increase(decrease) in cash and equivalents......................        79,164         27,475        (28,610)
Cash and equivalents at beginning of period.........................        48,236         20,761         49,371
                                                                      -------------  -------------  -------------
Cash and equivalents at end of period...............................   $   127,400    $    48,236    $    20,761
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Supplemental Cash Flow Data:
Interest paid.......................................................   $     8,698    $     4,827    $     4,215
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Income taxes paid...................................................   $       541    $       494    $     1,025
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       COMMON STOCK                                    TREASURY STOCK         UNEARNED
                                  -----------------------                          ----------------------    RESTRICTED
                                     NUMBER                 PAID-IN     RETAINED     NUMBER                     STOCK
                                   OF SHARES     AMOUNT     CAPITAL     DEFICIT     OF SHARES    AMOUNT     COMPENSATION
                                  ------------  ---------  ----------  ----------  -----------  ---------  ---------------
Balance, September 30, 1993.....    22,153,742  $   2,215  $  178,533  $  (28,109)     79,328   $    (736)    $    (808)
  Stock options exercised.......        26,087          3         226      --          --          --            --
  Purchase of treasury stock,
    net.........................       --          --          --          --          13,181         (76)       --
  Restricted stock issuance,
    net.........................       (18,369)        (2)       (278)     --          --          --               280
  Amortization of unearned
    restricted stock
    compensation, net...........       --          --          --          --          --          --              (145)
  Net loss......................       --          --          --         (52,670)     --          --            --
                                  ------------  ---------  ----------  ----------  -----------  ---------         -----
Balance, September 30, 1994.....    22,161,460      2,216     178,481     (80,779)     92,509        (812)         (673)
  Stock options exercised.......       399,773         40       2,668      --          --          --            --
  Purchase of treasury stock,
    net.........................       --          --          --          --           4,094         (18)       --
  Restricted stock issuance,
    net.........................        57,972          6          42      --          --          --               (48)
  Amortization of unearned
    restricted stock
    compensation, net...........       --          --          --          --          --          --               721
  Net income....................       --          --          --           1,748      --          --            --
                                  ------------  ---------  ----------  ----------  -----------  ---------         -----
Balance, September 30, 1995.....    22,619,205      2,262     181,191     (79,031)     96,603        (830)       --
  Stock options exercised.......       582,772         58       2,945      --          --          --            --
  Purchase of treasury stock,
    net.........................       --          --          --          --          20,392        (364)       --
  Litigation settlement.........        81,070          8       1,242      --          --          --            --
  Net income....................       --          --          --          32,218      --          --            --
                                  ------------  ---------  ----------  ----------  -----------  ---------         -----
Balance, September 28, 1996.....    23,283,047  $   2,328  $  185,378  $  (46,813)    116,995   $  (1,194)    $  --
                                  ------------  ---------  ----------  ----------  -----------  ---------         -----
                                  ------------  ---------  ----------  ----------  -----------  ---------         -----


                                  SHAREHOLDERS'
                                   INVESTMENT
                                  -------------
Balance, September 30, 1993.....   $   151,095
  Stock options exercised.......           229
  Purchase of treasury stock,
    net.........................           (76)
  Restricted stock issuance,
    net.........................       --
  Amortization of unearned
    restricted stock
    compensation, net...........          (145)
  Net loss......................       (52,670)
                                  -------------
Balance, September 30, 1994.....        98,433
  Stock options exercised.......         2,708
  Purchase of treasury stock,
    net.........................           (18)
  Restricted stock issuance,
    net.........................       --
  Amortization of unearned
    restricted stock
    compensation, net...........           721
  Net income....................         1,748
                                  -------------
Balance, September 30, 1995.....       103,592
  Stock options exercised.......         3,003
  Purchase of treasury stock,
    net.........................          (364)
  Litigation settlement.........         1,250
  Net income....................        32,218
                                  -------------
Balance, September 28, 1996.....   $   139,699
                                  -------------
                                  -------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

    Applied Magnetics Corporation (the "Company") was incorporated in California in 1957 and was reincorporated in Delaware in 1987. The Company manufactures advanced inductive thin film ("thin film") disk head products, magnetoresistive ("MR") disk head products and assembles ferrite metal-in-gap ("ferrite") disk head products, in each case, primarily to supply to manufacturers of 3.5 inch hard disk drives.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles.

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Applied Magnetics Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1994 and 1995 accounts have been reclassified to conform with the 1996 presentation.

    USE OF ESTIMATES: The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

    TRANSLATION OF FOREIGN CURRENCIES: Financial statements and transactions of subsidiaries operating in foreign countries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The functional currency for all subsidiaries is the U.S. dollar. The effect of translating assets and liabilities stated in foreign currency is included as a component of "Other Income (Expense), net" in the Consolidated Statements of Operations. Translation and transaction gains of $0.5 million in 1996 and losses of $0.2 million in 1995 and 1994 were included in operations.

    The Company operates in a number of foreign countries. The relative impact of foreign currency fluctuations on revenue is not significant as product pricing is generally based on the U.S. dollar. Purchases of certain raw materials and certain labor costs are paid for in foreign currencies. As a result, effects of currency rate fluctuations can affect results of operations. Fluctuations may also have a significant effect on reported cash balances. Malaysian debt maturities are not currently hedged, as the credit facilities are held in U.S. dollars. As a result, there is no current foreign translation or transaction exposure, associated with the Malaysian debt.

    DEPRECIATION AND AMORTIZATION POLICIES: Plant and equipment are accounted for on a historical cost basis and are depreciated or amortized over their estimated useful lives primarily using the straight-line method. Estimated useful lives are as follows:

Buildings average useful life................................    15-16 Years
Manufacturing equipment......................................    2 - 5 Years
Other equipment..............................................    1 - 5 Years
Leasehold improvements.......................................  Term of Lease

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation and amortization expense from continuing operations amounted to $28.9 million, $27.6 million and $23.6 million in 1996, 1995 and 1994, respectively.

    The Company follows the policy of capitalizing expenditures that materially increase asset lives. Maintenance and minor replacements are charged to operations when incurred. Maintenance and repair expenses charged to operations were $9.0 million, $6.4 million and $8.7 million in 1996, 1995 and 1994, respectively. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in operations.

    CASH EQUIVALENTS: Cash equivalents consist primarily of money market instruments maturing within 90 days and are carried at cost, which approximates market. Cash equivalents were $120.9 million at September 28, 1996 and $43.6 million at September 30, 1995. The fair value of cash equivalents at September 28, 1996 approximates its carrying value.

    INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead.

    The components of inventory were as follows (in thousands):

                                                                  SEPTEMBER 28,  SEPTEMBER 30,
                                                                      1996           1995
                                                                  -------------  -------------
Purchased parts and manufacturing supplies......................    $  10,957      $  13,036
Work in process.................................................       21,601         17,589
Finished goods..................................................        3,422          2,102
                                                                  -------------  -------------
                                                                    $  35,980      $  32,727
                                                                  -------------  -------------
                                                                  -------------  -------------

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The estimated fair value has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    The fair value of the Company's debt instruments at September 28, 1996 approximates its carrying value.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE: Net income per common and common equivalent share is calculated using the treasury stock method, except in those periods where the effect of including common equivalent shares is anti-dilutive.

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT EXPENSES: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred. Sustaining engineering is charged to cost of sales.

    OTHER LIABILITIES: Other liabilities are primarily composed of the non-current portion of accrued expenses related to various employee compensation plans.

    INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). See Note 4.

    STOCK OPTIONS: Proceeds from the sale of common stock issued upon the exercise of stock options are credited to common stock and paid-in capital accounts at the time the option is exercised. Income tax benefits attributable to stock options exercised are credited to paid-in capital when realized. See
Note 5.

    CONSOLIDATED STATEMENTS OF CASH FLOWS: In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company has selected the "indirect method" of presentation for reporting cash flows.

    RECENT ACCOUNTING PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires an impaired property to be written down to fair value. This statement will become effective for financial statements of the Company in the first quarter of fiscal 1997. Management believes that the adoption of SFAS 121 will not have a material impact on the Company's financial condition and results of operations when it is adopted.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 had been adopted. The Company has elected to continue to utilize the accounting method prescribed by APB 25 and adopt the disclosure requirements of SFAS 123 when required in fiscal 1997. As a result, SFAS 123 will have no effect on the financial condition or results of operations of the Company.

                         APPLIED MAGNETICS CORPORATION

3. SEGMENTS OF BUSINESS

    The Company operates in one market worldwide--components for the computer peripheral industry. The Company's trade receivables are unsecured. Sales to major customers are as follows:

                                                                   FOR THE YEARS ENDED:
                                                  -------------------------------------------------------
                                                    SEPTEMBER 28,      SEPTEMBER 30,      SEPTEMBER 30,
(AS A PERCENTAGE OF SALES)                              1996               1995               1994
                                                  -----------------  -----------------  -----------------
Western Digital.................................             44%                 9%                 0%
NEC.............................................             20%                 9%                 0%
Seagate.........................................             13%                41%                53%
Quantum.........................................             10%                 8%                10%
All Others......................................             13%                33%                37%
                                                            ---                ---                ---
Total...........................................            100%               100%               100%
                                                            ---                ---                ---
                                                            ---                ---                ---

    Export sales are made by the United States operations to the following geographic locations (in thousands):

                                                             FOR THE YEARS ENDED:
                                                  -------------------------------------------
                                                  SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 30,
                                                      1996           1995           1994
                                                  -------------  -------------  -------------
Europe..........................................   $       219    $       159     $   1,523
Asia............................................       322,405        231,781        35,082
North America...................................       --             --                 67
                                                  -------------  -------------  -------------
                                                   $   322,624    $   231,940     $  36,672
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

                         APPLIED MAGNETICS CORPORATION

3. SEGMENTS OF BUSINESS (CONTINUED)
    Information regarding the Company's domestic and foreign operations is as follows (in thousands):

                                                             UNITED
                                                             STATES     FOREIGN      TOTAL
                                                           ----------  ----------  ----------
1996
Net sales................................................  $  329,992  $   14,762  $  344,754
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Intercompany sales.......................................  $  207,023  $  304,527  $   --
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating profit.........................................  $    9,887  $   28,011  $   37,898
Interest expense, net....................................                              (4,828)
                                                                                   ----------
  Income before income taxes.............................                          $   33,070
                                                                                   ----------
                                                                                   ----------
Identifiable assets......................................  $  246,067  $  113,383  $  359,450
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
1995
Net sales................................................  $  271,947  $   20,653  $  292,600
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Intercompany sales.......................................  $  138,230  $  213,620  $   --
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating profit (loss)..................................  $   (3,608) $    8,770  $    5,162
Interest expense, net....................................                              (2,830)
                                                                                   ----------
  Income before income taxes.............................                          $    2,332
                                                                                   ----------
                                                                                   ----------
Identifiable assets......................................  $  165,064  $   81,753  $  246,817
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
1994
Net sales................................................  $   98,680  $  177,247  $  275,927
Intercompany sales.......................................  $  229,022  $  220,507  $   --
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating loss...........................................  $  (27,162) $  (21,017) $  (48,179)
Interest expense, net....................................                              (3,391)
                                                                                   ----------
  Loss before income taxes...............................                          $  (51,570)
                                                                                   ----------
                                                                                   ----------
Identifiable assets......................................  $  141,029  $   79,527  $  220,556
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    A significant percentage of the Company's customers, located in the U.S., have production facilities primarily in Asia that receive the Company's products. The majority of the accounts receivable balance is from three of these customers.

    Foreign operations primarily consist of operations in the Asia-Pacific region. The increase in U.S. export sales to Asia and the decrease in sales of foreign operations in fiscal 1995 was due to the closure of the Company's production facility in Singapore in July 1994 and transfer of sales invoicing responsibility to the U.S. operations.

    Results of operations for United States-based operations includes all research and development expenditures, thereby causing an unfavorable comparison with the operating results of foreign-based operations.

    United States income for 1994 includes research and development cost offsets relating to the license and technology development agreement with Hitachi Metals, Ltd. ("HML"). See Note 9.

                         APPLIED MAGNETICS CORPORATION

4. INCOME TAXES

    The provision for income taxes for the following fiscal years consist of (in thousands):

                                                                         1996       1995       1994
                                                                       ---------  ---------  ---------
Federal Income Taxes
  Current............................................................  $     527  $  --      $  --
  Deferred...........................................................     --         --         --
State Income Taxes
  Current............................................................        181         92        211
  Deferred...........................................................     --         --         --
Foreign income taxes.................................................        144        492        889
                                                                       ---------  ---------  ---------
                                                                       $     852  $     584  $   1,100
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Reconciliations of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for continuing operations were as follows (in thousands):

                                                                                    1996       1995        1994
                                                                                  ---------  ---------  ----------
Income tax at the United States federal income tax rate.........................  $  11,575  $     816  $  (18,050)
State income taxes, net of federal income tax benefit...........................        118         59         137
Foreign income taxed at lower rate..............................................     (8,485)    (2,217)       (550)
Temporary differences/net operating losses (benefited) not benefited............     (2,356)     1,926      19,563
Other, net......................................................................     --         --          --
                                                                                  ---------  ---------  ----------
                                                                                  $     852  $     584  $    1,100
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

    The provision (benefit) for deferred income taxes results from temporary differences which result from different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each at September 28, 1996 and September 30, 1995 were as follows (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Inventory reserves....................................................  $    4,414  $    1,348
Restructuring & other reserves........................................       7,984       9,594
Net operating loss carryforwards......................................      23,005      32,536
Foreign tax & general business credit carryforwards...................       6,589       5,442
Unrepatriated foreign earnings........................................      (4,550)     --
Depreciation..........................................................       1,703      (4,970)
Other, net............................................................        (336)      2,783
                                                                        ----------  ----------
  Subtotal............................................................      38,809      46,733
Valuation allowance...................................................     (38,809)    (46,733)
                                                                        ----------  ----------
Total net deferred tax asset (liability)..............................  $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

                         APPLIED MAGNETICS CORPORATION

4. INCOME TAXES (CONTINUED)
    SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of September 28, 1996, the Company had total deferred tax liabilities of $4.9 million and deferred tax assets of $43.7 million. The Company recorded a valuation allowance in the amount of $38.8 million against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at September 28, 1996 has been provided due to the uncertainty of the amount of future domestic taxable income.

    Consolidated retained deficit at September 28, 1996 included approximately $61.8 million of accumulated earnings of foreign operations. A deferred tax liability of $4.5 million has been recognized as of September 28, 1996. This liability has been recognized due to the Company's reduction of certain foreign manufacturing operations which may result in the repatriation of foreign earnings to the United States.

    The Company had federal net operating loss carryforwards available for tax purposes of approximately $62.7 million. To the extent not used, the net operating loss carryforward expires in varying amounts beginning in 2005.

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS

    The Company adopted stock option plans in 1988, 1992 and 1994. Incentive or nonqualified stock options may be granted under the 1992 and 1994 plans while the 1988 plan is limited to nonqualified options only. The options are issued at exercise prices equal to the fair market value of the Common Stock at the date of grant, and, accordingly, the Company makes no charges against income with respect to these options. Stock option activity under the option plans was as follows:

                                                                                  OPTIONS OUTSTANDING
                                                                       -----------------------------------------
                                                                         OPTION PRICE      NUMBER     AVAILABLE
                                                                          PER SHARE      OF SHARES    FOR GRANT
                                                                       ----------------  ----------  -----------
Balance at September 30, 1993........................................   $ 5.63 - 13.63    1,122,086      178,329
  Increase in shares available for grant.............................                        --        1,000,000
  Grants.............................................................   $ 4.25 -  5.88    1,107,000   (1,107,000)
  Exercised..........................................................   $ 6.00 -  6.38       (2,625)     --
  Canceled...........................................................   $ 5.00 - 12.50     (672,959)     672,959
                                                                                         ----------  -----------
Balance at September 30, 1994........................................   $ 5.00 - 13.63    1,553,502      744,288
                                                                                         ----------  -----------
                                                                                         ----------  -----------
  Grants.............................................................   $ 2.38 -  8.88    1,090,455   (1,090,455)
  Exercised..........................................................   $ 3.88 -  9.38     (338,236)     --
  Canceled...........................................................   $ 2.38 - 13.63     (861,520)     861,520
                                                                                         ----------  -----------
Balance at September 30, 1995........................................   $ 2.38 - 13.63    1,444,201      515,353
                                                                                         ----------  -----------
                                                                                         ----------  -----------
  Increase in shares available for grant.............................                        --        1,100,000
  Grants.............................................................   $12.88 - 20.88    1,034,000   (1,034,000)
  Exercised..........................................................   $ 2.38 - 13.63     (468,288)     --
  Canceled...........................................................   $ 2.38 - 15.63      (57,711)      57,711
                                                                                         ----------  -----------
Balance at September 28, 1996........................................   $ 2.88 - 20.88    1,952,202      639,064
                                                                                         ----------  -----------
                                                                                         ----------  -----------

                         APPLIED MAGNETICS CORPORATION

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS (CONTINUED)
    At September 28, 1996 and September 30, 1995 and 1994, there were exercisable options outstanding under the option plans to purchase an aggregate of 307,356, 161,889 and 812,002 shares, respectively.

    The Company adopted long-term incentive plans in 1982, 1986 and 1989. Under the 1982 and 1986 plans, options were issued at exercise prices lower than the market value at the date of grant. The Company accrued as compensation expense, over the life of the plans, the amount by which the market price exceeded the exercise price at the date of grant for options outstanding and for cash performance awards granted under the plans. At September 28, 1996, no options to purchase Common Stock were available for future issuance under these two plans, and nonqualified options of 29,232 shares were outstanding at prices from $1.90 to $2.04 per share, of which 26,838 shares were exercisable. During 1996, options for 6,804 shares were exercised at prices from $1.93 to $2.02 per share and no options were canceled.

    Under the 1989 plan, the Company grants shares of Common Stock at no cost to the participants. These shares are subject to restrictions which prohibit selling, transferring, assigning or otherwise disposing of the Common Stock. The restrictions automatically expire ten years following the date of grant, or earlier if certain performance objectives are achieved. The market value of Common Stock issued is recorded as unearned restricted stock compensation and shown as a separate component of shareholders' investment. This compensation is amortized against income over the periods in which the participants perform services. At September 28, 1996, 25,369 shares were available for future issuance under the 1989 plan and 28,687 shares remain subject to restrictions. During 1996, no shares were issued, 3,034 shares were canceled and restrictions were removed from 64,000 shares under the 1989 plan. Compensation expense recorded under the 1989 plan during 1995 and 1994 was approximately $0.7 million and $0.2 million, respectively. No compensation expense was recorded during 1996.

    In 1994, the Company adopted a non-qualified stock option plan for non-employee directors (the "1994 Directors' Plan"). Under this plan, directors who are not employed by the Company are granted options to purchase 5,000 shares of the Company's Common Stock upon being elected to the board and, thereafter, such directors receive automatic annual grants of options to acquire 5,000 shares of Common Stock on March 1 of each year provided the person continues to serve as a director. The exercise price of the options is set at the closing price of the Common Stock on the New York Stock Exchange on the date of grant. The options granted under the 1994 Directors' Plan become exercisable in one third increments beginning on the first anniversary following the date of grant. At September 28, 1996, the Company had reserved 100,000 shares of its $.10 par value Common Stock for future issuance under this plan, options for 50,000 shares were outstanding at prices from $3.00 to $17.88 per share, of which 9,996 shares were exercisable. During 1996, no options were exercised or canceled under this plan.

    In December 1994, the Company granted 250,000 shares of the Company's Common Stock, at $4.125, to Grisanti, Galef and Goldress, Inc. ("GG&G"), a consulting firm hired in August 1994 to provide the Company with crisis management and turnaround assistance. The options would be exercisable if the turnaround engagement was successfully completed, which the Company determined to be so, in July 1995. The options became exercisable in whole or part and will expire in five years. The exercise price of the options is set at the closing price of the Common Stock on the New York Stock Exchange on the date of grant. During 1996, options for 10,714 shares were exercised.

    The Company has authorized a class of Preferred Stock consisting of 5,000,000 shares, $.10 par value. The Board of Directors has authority to divide the Preferred Stock into series, to fix the number of shares

                         APPLIED MAGNETICS CORPORATION

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS (CONTINUED) comprising any series and to fix or alter the rights, privileges and preferences of the Preferred Stock. No shares of the Preferred Stock were outstanding at September 28, 1996 or September 30, 1995. During 1988, the Board of Directors declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record on November 4, 1988. Each Right entitles the holder to buy the economic equivalent of one share of Common Stock in the form of one one-hundredth of a share of the Preferred Stock at an exercise price of $75.00. Under certain conditions, each Right will entitle its holder to purchase, at the Rights exercise price, shares of the Company's Common Stock or common stock equivalents having a market value of twice the Right's exercise price.

6. NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consisted of the following (in thousands):

                                                                                      SEPTEMBER 28,  SEPTEMBER 30,
                                                                                          1996           1995
                                                                                      -------------  -------------
7% Convertible Subordinated Debentures, due March 15, 2006..........................   $   115,000     $  --
Secured revolving credit agreement, interest rate of 10.50% as of September 30,
  1995..............................................................................       --              7,500
Secured revolving credit agreement due March 1996, interest rate of 8.75% as of
  September 30, 1995................................................................       --             10,000
Secured Malaysian bank credit facility, interest rates from 6.95% to 7.25% as of
  September 28, 1996................................................................        45,789        46,871
Mortgage payable, interest rate of 8.50% as of September 28,1996....................           106           126
Capital leases......................................................................         3,022         5,132
                                                                                      -------------  -------------
                                                                                           163,917        69,629
Less--current portion, including bank notes payable.................................        47,654        66,375
                                                                                      -------------  -------------
                                                                                       $   116,263     $   3,254
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The aggregate principal payments of bank notes payable and long-term debt for the years subsequent to September 28, 1996 are: 1997--$47.7 million, 1998--$1.2 million, thereafter-$115.1 million.

    In March 1996, the Company completed the sale, in an offshore offering and in a concurrent private placement in the United States, of $115.0 million of its 7.0% Convertible Subordinated Debentures (the "Convertible Debentures") due in 2006. The net proceeds were used to retire a $10.0 million line of credit maturing March 29, 1996. The balance of the proceeds will be used for working capital and other general corporate purposes, including capital expenditures. Of the $115.0 million debt, $22.0 million may be converted, at any time after May 1, 1996, at a conversion price of $18.60 per share. The remaining $93.0 million of Convertible Debentures may be converted at the same price, at any time after March 22, 1997.

    The Company has a secured, revolving line of credit from CIT Group/Business Credit, Inc. ("CIT"). This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates and is secured by trade receivables, inventories and certain other assets. As of September 28, 1996, no borrowings were outstanding. The balance available for borrowings under this line of credit was approximately $18.3 million at September 28, 1996 and the Company was in compliance with all financial covenants. The CIT Agreement expires January, 1998.

                         APPLIED MAGNETICS CORPORATION

6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
    The Company's Malaysian subsidiary has credit facilities with a Malaysian bank which provide for up to $47.8 million in financing, have been in place since June 1990, are callable on demand, have no termination date and are guaranteed by the Company. In May 1995, the Company and the Malaysian bank amended these credit facilities to include a security interest in the Company's real property holdings in Malaysia and to include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. The Company was in compliance with all financial covenants under these facilities at September 28, 1996. The interest rates outstanding on these loan facilities ranged from 6.95% to 7.25% at September 28, 1996 and had a weighted average interest of 7.1%. The Company intends to continue its practice of repaying maturities with new borrowings under these facilities.

7. ACQUISITIONS

    During 1993, the Company sold its subsidiaries, Magnetic Data, Inc. and Brumko Magnetics, which had been accounted for as a discontinued operations in 1992, to Delta Bravo, Inc. ("DBI"). A portion of the sales consideration consisted of notes issued to the Company. DBI subsequently defaulted on several note covenants and breached related pledge agreements with the Company. On July 17, 1996, the Company, through a foreclosure procedure, acquired the common stock of DBI for a $2.5 million reduction in debt owed the Company by DBI. All DBI note balances had been fully reserved by the Company in previous years and the Company has no investment in DBI. The Company has engaged a third party consulting firm to operate and facilitate the sale of DBI, which has been accounted for as a discontinued operation at September 28, 1996. It is management's intent to complete the sale of DBI during fiscal 1997. DBI's financial position and results of operations are immaterial to the Company's consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

    A portion of the Company's facilities and equipment are leased under non-cancelable operating leases and certain equipment is leased under capitalized leases. The terms of the leases for facilities and equipment expire over the next five years with renewal options in certain instances. Future minimum lease payments under capital and operating leases as of September 28, 1996 are as follows (in thousands):

                                                                                  LEASES
                                                                          ----------------------
                                                                           CAPITAL    OPERATING
                                                                          ---------  -----------
1997....................................................................  $   2,063   $  20,049
1998....................................................................      1,208      16,156
1999....................................................................         22       8,481
2000....................................................................     --           5,957
2001....................................................................     --           3,423
                                                                          ---------  -----------
Total minimum payments..................................................      3,293   $  54,066
                                                                          ---------  -----------
                                                                          ---------  -----------
Less imputed interest...................................................       (271)
                                                                          ---------
Present value of payments under capital leases..........................      3,022
Less current portion....................................................      1,845
                                                                          ---------
Long-term lease obligations.............................................  $   1,177
                                                                          ---------
                                                                          ---------

                         APPLIED MAGNETICS CORPORATION

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Manufacturing and other equipment at September 28, 1996 include assets under capitalized leases of $6.0 million with related accumulated depreciation of $3.2 million.

    Total rental expense, net of sublease rental income, for the years ended September 28, 1996 and September 30, 1995 and 1994, including items on a month-to-month basis, was approximately $15.2 million, $10.2 million and $3.6 million, respectively.

    One of the senior executives of the Company has a five year employment agreement. Any changes to the agreement require approval by the Board of Directors.

    The Company does not have a post-retirement benefits program. As a result no corresponding accrual has been reflected on the accompanying Consolidated Balance Sheets.

9. LICENSE AND TECHNOLOGY DEVELOPMENT AGREEMENTS

    The Company does not currently have any ongoing technology development agreements providing funding for research and development efforts relating to new or advanced technology disk head products.

    In September 1992, the Company entered into a license and technology development agreement with HML (the "Agreement") to further the development and marketing of advanced magnetic recording disk head technologies and products. During fiscal 1994, the Company recognized cost offsets of $14.1 million primarily related to funding pursuant to the Agreement. The technology development portion of the agreement was concluded in fiscal 1994. Under the licensing portion of the Agreement, HML will have rights to manufacture products based on this technology and will have certain marketing and distribution rights for certain disk head products and markets.

10. COMMON STOCK ISSUANCE

    On November 18, 1994 the Company announced that it had entered into an agreement to dismiss the 1993 securities class action suit brought against the Company and certain former Company officers in the U.S. District Court for the Central District of California. Settlement of the suit was subject to the terms of a definitive agreement which was submitted to the court for preliminary approval during December 1994. On May 31, 1995, the Court entered a judgment dismissing the litigation as to all claims against the Company and the other defendants, pursuant to an agreement by the parties to settle the litigation. Under the terms of the settlement, the Company was not required to make any cash payments but was required to issue shares of its common stock having an aggregate value of $1.25 million, which was charged to operations in fiscal 1994. The stock, along with $2.75 million from the Company's insurance carrier, was distributed, after court approval was received on September 23, 1996, to a class consisting of all persons who purchased the Company's stock during the period of October 22, 1992, through October 1, 1993.

11. RELATED PARTY TRANSACTION

    The Company paid $680,000 and $140,000 in fiscal years 1995 and 1994, respectively, to Grisanti, Galef & Goldress ("GG&G"), for consulting services provided to the Company by employees of GG&G. Craig Crisman, who was a principal of GG&G until August, 1995 has been the Company's Chief Executive Officer and a director since August 1, 1994, and since August 1, 1995, has been the Chairman of the Company's Board of Directors. Jerry Goldress, has been a director of the Company since November 3, 1995 and is Chief Executive Officer of GG&G.

                         APPLIED MAGNETICS CORPORATION

12. BENEFIT PLANS

    The Company has a qualified retirement plan (the "401(k) Plan") under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. Profit sharing amounts are distributed as 75% in cash, except for foreign employees who receive their profit sharing in cash, and 25% which is contributed to employees participating in the Company's 401(k) Plan. Compensation expense recorded under the cash profit sharing plan during 1996 was approximately $3.3 million, of which approximately $0.5 million was contributed to participating employees' 401(k) accounts. There was no compensation expense recorded and no 401(k) contributions were made by the Company during fiscal 1995 and 1994.

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                 --------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            DECEMBER 30    MARCH 30     JUNE 29   SEPTEMBER 28
                                                                 ------------  -----------  ---------  ------------
1996
Net sales......................................................   $   94,709    $  86,706   $  74,037   $   89,302
Gross profit...................................................       23,514       25,297      17,882       26,558
Net income.....................................................        9,028        8,696       2,350       12,144

Net income per share:..........................................   $     0.38    $    0.36   $    0.10   $     0.51

Weighted average common and common equivalent shares
  outstanding:.................................................       23,774       23,894      24,039       23,882


                                                                                 THREE MONTHS ENDED
                                                                 --------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                                                 ------------  -----------  ---------  ------------
1995
Net sales......................................................   $   55,373    $  64,919   $  79,860   $   92,448
Gross profit (loss)............................................         (794)       5,123      16,406       19,181
Net income (loss)..............................................      (11,714)      (2,691)      6,721        9,432

Net income (loss) per share:...................................   $    (0.53)   $   (0.12)  $    0.30   $     0.40

Weighted average common and common equivalent shares
 outstanding:..................................................       22,074       22,100      22,666       23,577

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting of Stockholders ("the Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following documents are filed as part of this Report:
       Financial Statements--See Index to Consolidated Financial Statements as
       Item 8 on F-1 of this Report.

    (2) Supplemental Schedule:
       Report of Arthur Andersen LLP
       Schedule II Valuation and Qualifying Accounts

    All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

    (3) Exhibits:

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
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

        10   (a)        Applied Magnetics Corporation 1982 Long-Term Incentive Plan (5)

             (b)        Applied Magnetics Corporation 1986 Long-Term Incentive Plan (6)

             (c)        Applied Magnetics Corporation 1988 Stock Option Plan (7)

             (d)        Applied Magnetics Corporation 1989 Long-Term Incentive Plan (8)

             (e)        Loan Agreement dated February 13, 1992 between Applied Magnetics Corporation and Union Bank, N. A., as amended (9)

             (f)        License and Technology Development Agreement dated as of September 25, 1992, between Applied
                          Magnetics Corporation and Hitachi Metals, Ltd. (9)

             (g)        Deeds of Trust naming as beneficiary Hitachi Metals, Ltd to secure the Company's obligations under a letter agreement dated March 24, 1995 (15)

             (h)        Applied Magnetics Corporation 1992 Stock Option Plan (9)

             (i)        Financing Agreement dated January 11, 1995 between the Company and CIT Group/ Business Credit, Inc.
                          (14)

             (j)        Letter Agreement between Registrant and Hitachi Metals, Ltd. Dated May 30, 1995 extending maturity date of Letter of Credit to April 12, 1996 (16)

             (k)        Purchase Agreement between the Company and Delta Bravo, Inc.,for the purchase of capital stock of
                          Magnetic Data, Inc., a Delaware Corporation and Brumko Magnetic Corp., a Nebraska Corporation(10)

             (l)        Security Agreement between Registrant and Hitachi Metals, Ltd. dated May 30, 1995 (16)

             (m)        Cross License and Joint Research and Development Agreement effective as of November 5, 1993, between the Company and Hutchinson Technology Incorporated (11)

             (n)        Applied Magnetics Corporation 1994 Employee Stock Option Plan (12)

             (o)        Applied Magnetics Corporation 1994 Nonemployee Director's Stock Option Plan (12)

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
             (p)        Letter Agreement dated as of November 14, 1994, between the Company and the CIT Group/Business
                          Credit, Inc. (13)

             (q)        Stock Purchase Agreement by and among the Company, Seagate Technology,Inc. and Applied Tape
                          Technology, Inc. (13)

             (r)        Letter Agreement dated September 12, 1994, between the Company and William R. Anderson (13)

             (s)        Letter Agreement dated August 1, 1994, between the Company and Grisanti, Galef & Goldress, Inc.
                          (13)

             (t)        Offer letter dated April 19, 1995 between Maybank Banking Berhad and Applied Magnetics (M) Sdn Bhd.
                          for extension of Credit Facility (16)

             (u)        Corporate Guarantee of the Registrant dated June 8, 1995 in favor of Maybank Banking Berhad (16)

             (v)        Employment Agreement between Craig D. Crisman and the Company dated August 1, 1995 (17)

             (w)        Letter Agreement dated July 19, 1995, between the Company and Raymond P. Le Blanc (17)

             (x)        1995 Key Management Incentive Bonus Plan dated March 16, 1995 (17)

             (y)        Worldwide Cash Profit Sharing Plan (18)

             (z)        Form of Indemnification Agreement

             (aa)       Form of Agreement (relating to termination benefits to key employees)

        11   Statement re computation of per share earnings.

        13   Annual Report to Shareholders. Integrated with Form 10-K

        21   Subsidiaries of the registrant. Incorporated by reference to Form 10-K dated December 29, 1994

        22   Published report regarding matters submitted to vote of security holders. None

        23   Consent of experts and counsel. Consent of Arthur Andersen LLP dated December 12, 1996.

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

        (2)  Filed as an exhibit to the Company's Current Report on Form 8-K dated October 19, 1988, and incorporated herein reference

        (3)  Filed as an exhibit to the Corporation's Annual Report on Form 10-K dated December 21, 1989 and incorporated hereby reference

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

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------------
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

       (10)  Filed as an exhibit to the Company's Report on Form 10-Q dated May 14, 1993 and incorporated herein by reference

       (11)  Filed as an exhibit to the Company's Current Report on Form 8-K dated December 2, 1993 and incorporated herein by reference

       (12)  Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q dated March 31, 1994, and incorporated herein by reference

       (13)  Filed as an exhibit to the Company's Annual Report on Form 10-K dated December 29, 1994

       (14)  Filed as an exhibit to the Company's Current Report on Form 8-K dated January 16, 1995 and incorporated by reference

       (15)  Filed as an exhibit to the Company's Report on Form 10-Q dated May 15, 1995 and incorporated herein by reference

       (16)  Filed as an exhibit to the Company's Report on Form 10-Q dated August 15, 1995 and incorporated herein by reference

       (17)  Filed as an exhibit to the Company's Annual Report on Form 10-K dated December 21, 1995, as amended by Form
             10K/A, dated June 11, 1996 and incorporated herein by reference

       (18)  Filed as an exhibit to the Company's Report on Form 10-Q/A dated March 4, 1996 and incorporated herein by reference

    (b) Reports on Form-8K. The Company filed a report on Form 8-K, dated March 11, 1996, during the quarter ended March 30, 1996, reporting, under Item 5 of such Form, the Company's intention to raise $100 million through sale of convertible subordinated notes to institutional investors and non-U.S. investors for repaying debt and for other working capital purposes. The Company filed a report on Form 8-K, dated March 20, 1996, during the quarter ended March 30, 1996, reporting, under Item 5, that an agreement for the sale of debentures had been executed, and under Item 7, a Press Release dated March 15, 1996, announcing such agreement. The Company filed a report on Form 8-K, dated April 2, 1996, during the quarter ended March 30, 1996, reporting under Item 5 of such Form, the completion of the sale of $115 million of Convertible Subordinated Debentures, and under Item 7, a Press Release dated March 25, 1996, announcing completion of sale. The Company filed a report on Form 8-K, dated August 1, 1996, during the quarter ended September 28, 1996, reporting under Item 2 of such Form, that on July 17, 1996, the Company, through a non-judicial foreclosure following a breach of a stock pledge by a third party, acquired 75% of the outstanding common stock of Delta Bravo, Inc, a Delaware Corporation ("DBI"), in satisfaction of approximately $2.5 million of debt owed by DBI to the Company. The Company filed a report on Form 8-KA Amendment No. 1, dated September 27, 1996, during the quarter ended September 28, 1996, reporting under
Item 7, audited financial statements of DBI.

    (c) Exhibits. The exhibits listed (a) (2) above are submitted as a separate section of this report

    (d) The individual financial statements of the registrant have been omitted since the registrant is primarily an operating company and all subsidiaries are included in the consolidated financial statements

                                   SIGNATURES

    Pursuant to the requirements of Section 13 (d) or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APPLIED MAGNETICS CORPORATION

Date: December 20, 1996         By:            /s/ CRAIG D. CRISMAN
                                   -----------------------------------------
                                                Craig D. Crisman
                                           CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER)

Date: December 20, 1996         By:           /s/ PETER T. ALTAVILLA
                                   -----------------------------------------
                                               Peter T. Altavilla
                                              CORPORATE CONTROLLER
                                         (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     /s/ CRAIG D. CRISMAN
------------------------------  Chairman of the Board and   December 20, 1996
       Craig D. Crisman           Chief Executive Officer

     /s/ HAROLD R. FRANK
------------------------------  Director and Chairman       December 20, 1996
       Harold R. Frank            Emeritus

    /s/ R. C. MERCURE, JR.
------------------------------  Director                    December 20, 1996
      R. C. Mercure, Jr.

  /s/ HERBERT M. DWIGHT, JR.
------------------------------  Director                    December 20, 1996
    Herbert M. Dwight, Jr.

    /s/ JERRY E. GOLDRESS
------------------------------  Director                    December 20, 1996
      Jerry E. Goldress

                                                                     SCHEDULE II

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT                                             BALANCE
                                                         BEGINNING                                             AT END
CLASSIFICATION                                           OF PERIOD    ADDITIONS   DEDUCTIONS(B)  OTHER(A)(B)  OF PERIOD
------------------------------------------------------  -----------  -----------  -------------  -----------  ---------
Year Ended September 30, 1994
Allowance for doubtful collection:
  Accounts Receivable.................................   $   3,242    $     100     $     (28)    $     315   $   3,629
  Notes Receivable....................................      11,307        1,878        --            --          13,185

Year Ended September 30, 1995
Allowance for doubtful collection:
  Accounts Receivable.................................   $   3,629    $  --         $     268     $  (3,245)  $     652
  Notes Receivable....................................      13,185        1,229        --             6,045      20,459

Year Ended September 28, 1996
Allowance for doubtful collection:
  Accounts Receivable.................................   $     652    $  --         $  --         $     114   $     766
  Notes Receivable....................................      20,459       --            (2,874)      (17,585)     --

------------------------

(A) In 1994 and 1996 the accounts receivable allowance amount represents recoveries of accounts previously written off.

    The notes receivable allowance for doubtful collection represents the potential uncollectability of notes from Delta Bravo, Inc. ("DBI").

    In 1995 the Company determined that its allowance for doubtful trade receivables was in excess of the amount needed and it transferred this excess to its allowance for notes receivable where it was required. Also, in 1995 the Company applied $2.8 million of excess 1993 restructure reserves to its allowance for notes receivable where it was required.

(B) In previous years, the Company fully reserved all DBI note balances. In July 1996, the Company, acquired 100% of DBI (see Note 7). As such the related notes receivable and notes receivable reserve were eliminated in consolidation.