Form 10-Q
period 1996-12-28
APPLIED MAGNETICS CORP
filed 1997-02-11
CIK 6948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 28, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to_______
                    Commission File No.1-6635

                          APPLIED MAGNETICS CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

A Delaware Corporation                          95-1950506
----------------------                          ----------
(State or other jurisdiction of             (I. R. S. Employer
incorporation or organization)              Identification No.)

                  75 Robin Hill Road, Goleta, California 93117
                  --------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (805) 683-5353

                                   (No Change)
       -----------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ..X..  No .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 23,585,384 $.10 par value common stock as of February 4, 1997.





                           Exhibit Index on Page 13

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended
September 28,1996.

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations - Unaudited
                 (In thousands except share and per share data)

                                                  For the three months ended
                                                 December 28,    December 30,
                                                 ------------    ------------

                                                     1996            1995
                                                     ----            ----

Net sales                                          $121,627      $  94,709
Cost of sales                                        75,030         71,195
                                                -----------     ----------
  Gross profit                                       46,597         23,514
                                                -----------     ----------
Research and development expenses                    11,148         13,315
Selling, general and administrative expenses          2,044          1,671
                                                -----------     ----------
Total operating expenses                             13,192         14,986
                                                -----------     ----------
Income from operations                               33,405          8,528

Interest income                                       1,862            538
Interest expense                                     (3,151)        (1,426)
Other income, net                                       279          1,489
                                                -----------     ----------
Income before taxes                                  32,395          9,129
Provision for income taxes                              523            101
                                                -----------     ----------
Net income                                          $31,872         $9,028
                                                ===========     ==========
Net income per share:
Primary                                               $1.30          $0.38
                                                ===========     ==========
Fully diluted                                         $1.10          $0.38
                                                ===========     ==========
Weighted average number of common
  shares outstanding:
Primary                                          24,531,737     23,774,471
                                                ===========     ==========
Fully diluted                                    30,861,300     23,873,012
                                                ===========     ==========



The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                                                  December 28,    September 28,
                                  ASSETS              1996            1996
                                                      ----            ----
Current Assets:
  Cash and equivalents                            $   156,974     $   127,400
  Accounts receivable, net                             43,587          43,403
  Inventories                                          37,517          35,980
  Prepaid expenses and other                            9,279          10,122
                                                      -------         -------
                                                      247,357         216,905
                                                      -------         -------
Property, plant and equipment, at cost                305,427         288,856
                                                      -------         -------
Less-accumulated depreciation                        (162,507)       (155,134)
                                                      -------         -------
                                                      142,920         133,722
                                                      -------         -------
Other assets                                            8,909           8,823
                                                      -------         -------
                                                  $   399,186     $   359,450
                                                  ===========     ===========
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt               $    1,790      $     1,865
  Bank notes payable                                  45,789           45,789
  Accounts payable                                    38,684           32,314
  Accrued payroll and benefits                        11,410           11,001
  Other current liabilities                            8,835            8,054
                                                     -------          -------
                                                     106,508           99,023
                                                     -------          -------
Long-term debt, net                                  115,848          116,263
                                                     -------          -------
Other liabilities                                      4,465            4,465
                                                     -------          -------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
    5,000,000 shares, none issued and outstanding       --                --
  Common stock, $.10 par value, authorized
    40,000,000 shares, issued 23,453,399 shares
    at December 28, 1996 and 23,283,047 at
    September 28, 1996                                 2,345            2,328
  Paid-in capital                                    186,155          185,378
  Retained deficit                                   (14,941)         (46,813)
                                                     -------          -------
                                                     173,559          140,893
Treasury stock, at cost (116,995 shares at
  December 28, 1996 and September 28, 1996)           (1,194)          (1,194)
                                                     -------           -------
                                                     172,365           139,699
                                                     -------           -------
                                                   $  399,186       $  359,450
                                                   ==========       ==========
      The accompanying Selected Notes to Condensed Consolidated Financial Statements are an inegral part of these consolidated balance sheets

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                  For the three months ended
                                                 December 28,    December 30,
                                                 ------------    ------------
                                                       1996            1995
                                                       ----            ----
Cash Flows from Operating Activities:
  Net income                                      $    31,872    $     9,028
  Adjustments to derive cash flows:
    Depreciation and amortization                       8,574          7,385
    Changes in assets and liabilities
          Accounts receivable                            (184)       (16,862)
          Inventories                                  (1,537)         4,187
          Prepaid expenses and other                      845          1,313
          Acounts payable                               6,370         (1,820)
          Accrued payroll and benefits                    418           (263)
          Other assets and liabilities                    509          1,158
                                                   ----------     ----------
    Net cash flows provided by operating               46,867          4,126
      activities                                   ----------     ----------

Cash Flows from Investing Activities:
  Additions to property, plant
    and equipment                                     (17,682)        (6,034)
  Notes receivable                                         31          1,010
                                                   ----------     -----------
    Net cash flows used in investing
    activities                                        (17,651)        (5,024)
                                                   -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                       46,039         45,946
  Repayment of debt                                   (46,508)       (38,553)
  Payment of debt issuance costs                           14             -
  Proceeds from stock options exercised, net              785          1,194
                                                   ----------     -----------
    Net cash flows provided by
      financing activities                                330          8,587
                                                   ----------     -----------
Effect of Exchange Rate Changes on Cash
  and Equivalents                                          28           (257)
                                                   ----------     -----------
Net Increase in Cash and Equivalents                   29,574          7,432
                                                   ----------     -----------
Cash and Equivalents at Beginning of Period           127,400         48,236
                                                   ----------     -----------
Cash and Equivalents at End of Period              $  156,974     $   55,668
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

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited

Note A: Inventories
-------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                                             December 28,      September 28,
                                             -----------       -------------
                                               1996              1996
                                               ----              ----
          Purchased parts and
            manufacturing supplies              $15,964        $ 10,957
          Work in process                        17,787          21,601
          Finished goods                          3,766           3,422
                                               --------       ---------
                                                $37,517         $35,980
                                               ========       =========

Note B: Credit Facilities
-------------------------

During the second quarter of fiscal 1997, the Company's Malaysian subsidiary completed credit facility agreements with two additional banks in Malaysia. The total balance available to borrow under these two new facilities was approximately $20.0 million at December 28, 1996. The facilities are callable on demand, have no termination date, are unsecured, and are guaranteed by the Company.

Note C: Earnings Per Share Computation
--------------------------------------

Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include exercise of the Company's stock options. Fully diluted earnings per share is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Subordinated Debentures.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

The Company is continuing its strong financial and technical performance that started in fiscal 1996 and continues to execute its time-to-market strategy with leading edge products. Approximately 73% of the first quarter of fiscal 1997 revenue was generated from the Company's products to be used by its customers in 3.5 inch disk drive applications with data storage capacities over 1 gigabyte per disk. This included shipment of initial production volumes of advanced thin film products at the 1.3 gigabyte per disk capacity point.

For fiscal 1997, the Company is executing a plan that, by the fourth quarter, is expected to more than double the unit volume production rate that was achieved in the fourth quarter of fiscal 1996. The Company expects to further benefit from the cost reductions associated with such improved economies of scale. Fiscal 1997 will continue to be another year of rapid product and technology transition and the Company believes it is well positioned to meet the challenge.

Magnetoresistive ("MR") disk head product development continues to be critical to the Company's future growth. It began production volume shipments during the latter half of fiscal 1996 and expects MR technology products to contribute to revenue and profitability during fiscal 1997.

Three Months Ended December 28, 1996
------------------------------------

NET SALES. Net sales of $121.6 million in the first quarter of fiscal 1997 increased 28.4% from net sales of $94.7 million in the first quarter of fiscal 1996, as a result of continuing increases in shipments of advanced thin film disk heads. Thin film disk head net sales of $111.4 million increased 72.3% from the same quarter in the prior year and represent 91.6% of the Company's total net sales for the first quarter of fiscal 1997. By the end of fiscal 1996, the Company successfully replaced ferrite disk head production with thin film disk head production. MR disk head sales were $7.1 million for the first quarter of fiscal 1997, as the Company continued to ship in volume production that began during the latter half of fiscal 1996.

GROSS PROFIT. As a percentage of net sales, gross profit was 38.3 % and 24.8%, for the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. The increase in gross profit in the first quarter of fiscal 1997 as compared to the same quarter in the prior fiscal year was due to higher sales volumes and units shipped, and overall production yield improvements.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of net sales were 9.2% and 14.1% for the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. Expenses in dollars during the first quarter of fiscal 1997 decreased $2.2 million from the first quarter of fiscal 1996 as the Company completed its transition from prototype development to volume production of MR products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales were 1.7% and 1.8% for the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. Expenses in dollars for the first quarter of fiscal 1997 increased $0.4 million from the first quarter of fiscal 1996.

INTEREST INCOME AND EXPENSE. Interest income in the first quarter of fiscal 1997 increased $1.3 million compared the first quarter of fiscal 1996 due to higher average cash balances. Interest expense in the first quarter of fiscal 1997 increased $1.7 million compared to the first quarter of fiscal 1996 due to higher average debt outstanding. Increases in both categories were primarily as a result of the Company's March 1996 issuance of $115.0 million 7% Convertible Subordinated Debentures due in 2006.

OTHER INCOME AND EXPENSE. Other income, net, was $0.3 million and $1.5 million for the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. Other income in the first quarter of fiscal 1996 included $1.3 million related to the final payment from Seagate Technology, Inc., for their purchase of the Company's Tape Head business unit in December 1994. Other income for the current quarter and the balance of the prior year fiscal quarter was primarily due to foreign exchange gains.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the three months ended December 28, 1996, primarily related to federal alternative minimum taxes, state minimum taxes and foreign taxes.

Liquidity and Capital Resources
-------------------------------

At December 28, 1996, the Company's cash and equivalents increased to $157.0 million from $127.4 million at September 28, 1996. During the first quarter of fiscal 1997, the Company generated $46.9 million from operating activities, comprised primarily of the net effect of the following: i) $31.9 million from net income which included $8.6 million of depreciation and amortization expense; ii) increase in inventories of $1.5 million and iii) increase in the accounts payable balance of $6.4 million. Increased production in response to increased customer orders resulted in slightly higher inventories and accounts payable for the first quarter of fiscal 1997 as compared to the same quarter in the prior year. Accounts payable increased more than inventories for this period primarily as a result of timing of payments.

At December 28,1996, total debt, including notes payable, amounted to $163.4 million, a decrease of $0.5 million from the balance outstanding at September 28, 1996, primarily due to payments on capital leases. Total debt included $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006. Also included in total debt at December 28, 1996, was $45.8 million drawn against the credit facility at the Company's Malaysian subsidiary, which has been in place since June 1990. The credit facility is callable on demand, has no termination date, is guaranteed by the Company, is secured by the Company's real property holdings in Malaysia and includes certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Additional borrowings available under this facility were approximately $1.5 million at December 28, 1996. During the second quarter of fiscal 1997, the Company's Malaysian subsidiary completed credit facility agreements with two additional banks in Malaysia. The total balance available under these two new facilities was approximately $20.0 million at December 28, 1996. The facilities are callable on demand, have no termination date, are unsecured, and are guaranteed by the Company. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. The Company also has a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. There were no borrowings outstanding and the balance available to borrow under this line of credit was approximately $20.9 million at December 28, 1996. The line of credit expires January 11, 1998.

During fiscal 1997, the Company plans approximately $135.0 million in capital expenditures, including equipment to be obtained through operating leases, to increase overall production capacity and continue to improve thin film and MR production processes. Capital expenditures for the three months ended December 28,1996 were $17.7 million. In addition, the Company leased $4.1 million of production equipment through operating leases. During fiscal 1997, the Company believes that it will have sufficient cash resources available from cash reserves, operations and operating lease financing alternatives to meet its operating and capital expenditure requirements. Market and customer demand continues to be strong for the Company's thin film disk heads. In the event that demand for the Company's products decline, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to increase sales or maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there could be a significant adverse impact on liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development or working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.

Forward-Looking Information
---------------------------

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

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

       Exhibit
       Number         Description
       ------         -----------

       10(a) Offer Letter dated July 18, 1996 between Arab-Malaysian Bank Berhad and Applied Magnetics (M) Sdn Bhd for credit facility

       10(b) General Agreement between Arab-Malaysian Bank Berhad and Applied Magnetics (M) Sdn Bhd for credit facility

       10(c) Corporate Guarantee of the Registrant dated August 14, 1996 in favor of Arab-Malaysian Bank Berhad

       10(d) Offer Letters dated August 6, 1996 and September 26, 1996 between BHL Bank and Applied Magnetics (M)
                      Sdn Bhd for credit facility

       10(e) Corporate Guarantee of the Registrant dated August 13, 1996 in favor of BHL Bank

       11             Statement re computation of per share information.

       27             Financial Data Schedule



       (b) Reports on Form 8-K.      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APPLIED MAGNETICS CORPORATION



Dated: February 11, 1997            /s/Craig D. Crisman
                                    -----------------------------
                                    Craig D. Crisman
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Financial Officer)


Dated: February 11, 1997            /s/Peter T. Altavilla
                                    -----------------------------
                                    Peter T. Altavilla
                                    Corporate Controller
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
No.                     Description                                 Page
------------------------------------------------------------------------------


10(a)          Offer Letter dated July 18, 1996 between
               Arab-Malaysian Bank Berhad and Applied
               Magnetics (M) Sdn Bhd for credit facility              14

10(b)          General Agreement between Arab-Malaysian
               Bank Berhad and Applied Magnetics (M)
               Sdn Bhd for credit facility                            28

10(c)          Corporate Guarantee of the Registrant dated
               August 14, 1996 in favor of Arab-Malaysian
               Bank Berhad                                            49

10(d)          Offer Letters dated August 6, 1996 and
               September 26, 1996 between BHL Bank and
               Applied Magnetics (M)
               Sdn Bhd for credit facility                            59

10(e)          Corporate Guarantee of the Registrant dated
               August 13, 1996 in favor of BHL Bank                   76

11             Statement re computation of per share
               information                                            89

27             Financial Data Schedule                                90

                                                                 EXHIBIT 10(a)
                                                                 -------------

                                Arab-Malaysian Bank Berhad
                      (A member of the ARAB-MALAYSIAN BANKING GROUP)
        Head Office:          12th Floor, Bangunan Arab-Malaysian,
                              Jalan Raja Chulan, 50200 Kuala Lumpur.
        Postal Address:       Ground Floor, Plaza See Hoy Chan,
                              Jalan Raja Chulan, 50200 Kuala Lumpur,
                              Malaysia.
               Telephone:     03-2387922 Facsimile: 03-2304941
               Telex:         MA 30424

Date:  18 July 1996

APPLIED MAGNETICS (M) SDN BHD.
Plot 201, Phase 3
Bayan Lepas Free Trade Zone
11900 Bayan Lepas
Penang

Attn: En Muhammad Nasi/Mr. Lee Beng Jin

Dear Sirs:

RE:     TRADE FACILITIES OF RM20.0 MILLION
        FOREIGN EXCHANGE CONTRACT LIMIT OF RM20.0 MILLION
-------------------------------------------------------------------------------

Arab-Malaysian Bank Berhad ("AMBB") is pleased to offer the above credit facilities to Applied Magnetics (M) Sdn. Bhd. (the
"Borrower") on the following terms and conditions:

1.      TYPE OF FACILITY

        Facility I

        Trade Facilities comprising:

        Letters of Credit                          ("LC")
        Trust Receipts                             ("TR")
        Bankers Acceptance                         ("BA")
        Local Bills Purchase/
               Discounting                         ("LBEP/D")
        Foreign Bills Purchase/
               Discounting                         ("FBEP/D")
        Shipping Guarantee                         ("SG")
        Bank Guarantee                             ("BG")

        Facility II

        Foreign Exchange Contract                  ("FXC")

2.      EXTENT OF FACILITY

        Facility I                                                  Limit
        ----------                                                  -----
        Not exceeding RM20,000,000
        (Ringgit Malaysia: Twenty Million).                       RM20,000,000

        Facility II

        Not exceeding RM20,000,000
        (Ringgit Malaysia: Twenty Million).

        (FXC risk is 10% of FXC line)                             RM 2,000,000
                                                                  ------------
                                    Total Facilities              RM22,000,000
                                                                  ============


3.      PURPOSE OF FACILITY

        Facility I

        LC/TR         -      To finance purchase of raw materials,
                             stocks, machinery and equipment related to Borrower's business.

        BA            -      To finance local/foreign purchase/sales to
                             acceptable parties.

        LBEP/D        -      To purchase/discount local bills.

        FBEP/D        -      To purchase/discount foreign bills.

        SG            -      To facilitate clearance of goods pending
                             receipt of original shipping documents.

        BG            -      As performance bonds favoring statutory
                             bodies and/or acceptable third parties.

        Facility II

        To hedge foreign exchange risks on imports and exports.

4.      TENURE OF FACILITY

        Facility I

        LC            -      Sight/Usance up to 180 days.

        TR            -      Maximum 180 days (inclusive of usance
                             period) for LC, DP, and DA Bills

        BA            -      Maximum 180 days

        LBEP/D        -      Maximum 180 days for LC, DP and DA bills.

        FBEP/D        -      Maximum 180 days for LC, DP and DA bills.

        SG            -      Maximum 30 days.

        BG            -      Max 12 months renewable at AMBB's sole
                             discretion or such other period acceptable to AMBB in accordance with the Rules of the Association of Banks in Malaysia (ABM).

        Facility II

        FXC           -      Spot/Forward up to 180 days.

5.      AVAILABILITY PERIOD

        Facility I and II

        Subject to periodic review.

        Nevertheless all the facilities abovementioned are subject to AMBB's review from time to time irrespective of whether or not an event of default has occurred and nothing herein shall be deemed to impose on AMBB any obligation either at law or in equity to make or to continue to make available the facilities to you.

6.      INTEREST RATE/COMMISSIONS

        Facility I

        LC            -      Commission at 0.1% per month on each LC
                             (Minimum RM50.0 per LC).

        TR            -      Interest rate at 1.0% above our Bank's BLR
                             (currently at 9.20% per annum).

        BA            -      Commission at 1.0% p.a.

        LBEP/D        -      Interest rate at 1.0% above our Bank's BLR

        FBEP/D        -      Interest rate at 1.0% above prevailing
                             foreign currency interest rate.

        SG            -      0.1% flat.

        BG            -      Commission at 1.0% per annum.

        Facility II

        FXC           -      At prevailing market rate.

7.      INTEREST ON ANY CLAIM MADE UNDER THE SG/BG

        In the event of any claim made against any BG/SG issued, AMBB should be entitled to the right of immediate settlement and shall charge an interest rate of 4% per annum above our BLR from the date of payment of claim until the date of settlement by you.

8.      SECURITY

        Facility I and II

        Clean.

9.      GUARANTEE

        A corporate guarantee by Applied Magnetics Corporation,
        USA.

10.     REPAYMENT

        Facility I

        On maturity

        Any BG/SG issued must be returned to us for cancellation upon its expiry. AMBB shall at all times be entitled to make payment under any guarantee for which a demand has been made without further investigation or enquiry and need not concern itself with the propriety of any claim made or that AMBB was or might have been justified in refusing payment, in whole or in part, of the amount so demanded.

11.     CONDITIONS PRECEDENT TO DRAWDOWN

        a) The Borrower shall have delivered to AMBB the following documents:

               i) Board of Directors' Resolution authorising the acceptance of the facilities and the execution of all legal documents in connection with the facilities;

               ii) A certified true copy of its Memorandum and Articles of Association, Forms 24, 44 and 49;

               iii)   Specimen signatures of its authorised
                      signatories.

        b) Receipt of Corporate Guarantee By Borrower's holding company, Applied Magnetics Corporation.

        c) Receipt of duplicate copy of this Letter of Offer duly endorsed by the Borrower's authorised signatories.

        d) Receipt of General Agreement in AMBB's standard format (copy enclosed) is to be executed by the Borrower under common seal. Should the said document be executed under hand, it has to be witnessed by our Bank Officer or a solicitor.

12.     OTHER STANDARD TERMS AND CONDITIONS

        i) AMBB reserves the right not to issue any BG, the form and substance of which are not acceptable to AMBB.

       ii) In accordance with the provisions of the revised Biro Maklumat Cet ("BMC") guidelines, AMBB reserves the right to close your account once you have been blacklisted by the BMC as a "bad" cheque offender.

      iii) AMBB may also vary from time to tome [sic], the terms and conditions stated herein to comply with all relevant rules, decisions and ruling of Bank Negra Malaysia and/or Association of Banks in Malaysia, whether the same be made before or after the date of this letter.

       iv) The Annexure referred to herein forms an integral part of this Letter of Offer and is to be taken and construed as an essential part of this offer.

Please signify your acceptance of the terms and conditions stated herein by signing and returning the enclosed duplicate copy of this letter not later than fourteen (14) days from the date hereof, failing which, this offer shall lapse.

Your signature will also serve as our authority to debit your account with all charges, costs and incidental expenses in connection with the perfection of legal documentation for the above facilities.

Yours faithfully,
for ARAB-MALAYSIAN BANK BERHAD


/s/ Ahmad Farid Bin Omar                                  /s/ Goh Hean Peen
------------------------                                  ----------------------
AHMAD FARID BIN OMAR                                      GOH HEAN PEEN
General Manager                                           Senior Manager
Corporate Banking                                         Corporate Banking

"I/We hereby confirm the acceptance of the above terms and conditions and those contained in the Annexure attached.



/s/ Dr. John S. Foster
-----------------------------
   (Authorised Signatories
    and affix Company's Chop)                 /s/Muhammad Nasir Haji Hanifah
Name: Dr. John S. Foster                           Muhammad Nasir Haji Hanifah
         Managing Director                         (Finance Director)

Date: 31-07-96

APPLIED MAGNETICS (M) SDN BHD
        PLOT 201.
BAYAN LEPAS FREE INDUSTRIAL ZONE
11900 PENANG, MALAYSIA.

                                                                ANNEXURE
                               STANDARD TERMS AND CONDITIONS
                                    (WHERE APPLICABLE)

1.      VARIATION OF INTEREST RATE

        Notwithstanding the rate of the Margin and/or the Base Lending Rate of AMBB and/or the Cost of Fund and/or the provisions relating to the rate of interest as provided, AMBB shall be entitled at any time and from time to time hereinafter to vary at its absolute discretion the Margin and/or the Base Lending Rate and/or Cost of Fund and/or the rate of interest applicable to the Facility by serving a notice on the Borrower of such its intention in the following manner:

        a. in respect of the Base Lending Rate of AMBB, by placing in one of a daily newspaper of AMBB's choice a general notice of change of the Base Lending Rate of AMBB addressed to the public generally or by serving a notice in writing on the Borrower, and

        b. in respect of the Margin and/or the additional interest on late payment by serving a notice in writing on the Borrower of the change in the Margin and/or the additional interest of late payment;

        c. in respect of the facility pegged against the Cost of Fund, by serving the Borrower a written notice to that effect. The varied RATE OF INTEREST shall be applied to new loans drawn or rollovers made subsequent to the date of the notice.

        and such amended rate of interest shall be applicable as from the date specified in such notice; service of such notice shall be deemed to have been sufficiently given and served on the Borrower, if despatched by personal delivery or sent by ordinary post to the address herein stated.

2.      DEFAULT INTEREST

        a.     In the event of a default in the repayment or payment

              (i) within seven (7) days grace period (applicable to Term and Bridging Loan Facilities)

              (ii) within the next day (applicable to Overdraft, Revolving Credit and Trade Bills)

        from the due date of the instalments and/or interest thereon or any other monies herein covenanted to be paid, the Borrower shall pay to AMBB damages by way of interest at the rate of 1.0% per annum over and above the prescribed rate ('the default rate' which expression shall include where and when applicable such other rate as may from time to time hereafter be substituted therefore in the manner hereinafter provided) on the instalment and/or interest or any other sums at that time in arrears calculated on the daily outstanding amount or balance thereof from the due date until the date of receipt of payment thereof as well as before or after any court order or judgement.

        b. Notwithstanding the provisions relating to the default rate as hereinabove provided AMBB shall be entitled at any time and from time to time hereafter to vary at its absolute discretion the default rate by serving a notice on the Borrower of such intention and such amended default rate shall be payable as from the date specified (IF APPLICABLE) in such notice; service of such notice may be effected in the same manner as a notice on the variation of interest rate.

        c. The rights of AMBB to charge default interest at the rate and in the manner of computation as conferred on AMBB by the security documents shall subsist and continue to subsist notwithstanding the issue and/or service of a demand for payment of moneys or any of the moneys intended to be hereby secured and/or notwithstanding that the relationship of banker customer between the parties hereto shall have ceased for any reason or by any cause whatsoever.


3.      FOREIGN EXCHANGE CONTRACTS (FEC)

        a.     Authorised Persons to Transact FEC

               The Borrower is required to provide AMBB with a List of personnel who are authorised to transact/enter into FEC-deals over the telephone with AMBB.

               For this purpose, the Borrower is also required to advise AMBB in writing of any changes to the above
               List.

        b.     Purpose of FEC

               The conditions under which the FEC is to be utilised must comply with the requirements specified in Exchange Control Act, 1953 and ECM 6.

        c.     Confirmation on FEC Contracts

               (i) All FEC contracts concluded will be followed by telex/fax confirmation from AMBB. In the event of any errors in the telex/fax, the Borrower is to notify AMBB of the same forthwith and in any event at the latest by the close of the following business day failing which it shall be deemed that there are no errors.

               (ii) Confirmation letters (Contract Notes) will also subsequently be sent to the Borrower. The Borrower is required to check its contents and (without prejudice to c(i) above) return the acknowledgment copy duly signed by the Borrower's authorised signatory and stamped with the Borrower's chop within seven (7) days of receipt.

        d.     Utilisation of FEC

               The Borrower is required to quote the Contract Number every time a contract is taken up.

        e.     Extension of FEC

               i. Valid reasons should be provided should the Borrower wish to extend the maturity date of the contract(s). Extension is at AMBB's discretion subject to Exchange Control regulations.

               ii. A request for extension of a forward contract must be made at the latest within 5 days after its maturity date, failing which the Bank may cancel the contract and charge your Account for any cost incurred.

        f.     Cancellation of FEC

               Written notice together with valid reasons must be given to the Bank for any cancellation of FEC
               Contracts. Any cost incurred shall be charged to your Account.

4.      REVIEW

        All facilities are subject to periodic review and shall be repayable on demand.

5.      STANDARD CONDITIONS PRECEDENT TO DRAWDOWN

        The obligation of AMBB to make the facility available for disbursement to the Borrower shall be conditional upon

        a. All relevant security or other documentation stipulated herein having been duly executed, stamped and have been presented for registration with relevant authorities.

        b. The Borrower having complied with all the terms and conditions stipulated herein to the satisfaction of AMBB.

        c.     No event of default has occurred.

        d. Submission of certified true copy of the Borrowers Board Resolution authorising the acceptance of this facility and providing the security and guarantee on the terms and conditions stated herein and specimen signatures of its authorised signatories.

        e. Submission of a certified true copy of the Borrower's Memorandum and Articles of Association and its Certificate of Incorporation, Forms 24, 44 & 49.

6.      INSURANCE

        The security offered is to be insured in the joint names of the Borrower and AMBB up to the full insurable value against Fire Risk and such other risks as AMBB may require. All insurance shall be handled by Arab-Malaysian Assurance Berhad or such other insurance companies approved or as may be from time to time be approved by AMBB.

7.      LEGAL FEES AND OTHER COSTS

        a. All legal fees and incidental expenses incurred from the date hereof in connection with the preparation, stamping and registration of the security documents are payable by the Borrower even if it fails to execute any of the security documents for any reason.

        b. The Borrower will also be liable to pay all fees and expenses in connection with or incident to this facility including AMBB's solicitors fees if it becomes necessary to recover any of the monies agreed to be advanced hereunder by any process of law or through AMBB's solicitors.

8.      PREPAYMENT

        Upon repayment of all accrued interest up to the date of prepayment and subject to one (1) month prior written notice or such other period acceptable to AMBB or by paying one (1) month's interest in lieu of notice, the Borrower may prepay in multiples of the instalments; due or such other amount acceptable to the Bank PROVIDED ALWAYS that such notice of prepayment shall be irrevocable and shall oblige the Borrower to effect such prepayment on the date specified in such notice. Prepayment by redemption or by fixed repayment schedule shall not be deemed as prepayment.

9.      STANDARD CONDITIONS

        a. That as far as the Borrower is aware the granting of the loan hereunder by AMBB will not contravene or violate Section 62 of the Banking and Financial Institutions Act 1989. AMBB has the right to recall the facilities in the event the Borrower fail to make the appropriate declaration resulting in AMBB contravening the aforesaid Section of BAFIA.

        b. AMBB is to be satisfied that this facility will not constitute a breach by the Borrower of any limit imposed by its Memorandum and Articles of Association on its borrowing powers and no adverse restriction apply to the Borrower's activities which may be calculated to prejudice the security and that the Borrower shall have power under its Memorandum and Articles of Association to conclude the security arrangements.

        c. During the term of the loan and whilst any part thereof shall be outstanding AMBB shall be supplied with such information as it shall reasonably require including the Borrower's latest audited and management Balance Sheet and Profit & Loss accounts within six (6) months after the financial year-end and financial half-year-end respectively.

        d. AMBB reserves the right to recall the facility at its absolute discretion at any time including before the drawdown of the facility if it is deemed necessary, although it is not anticipated that this right be exercised in normal circumstances.

        e. It is hereby expressly acknowledged and declare that any condition precedents contained herein are inserted for the sole benefit of AMBB and may be waived wholly or in parts by AMBB at its sole and absolute discretion without prejudicing its rights herein and such waiver shall not prejudice AMBB from insisting on the Chargor's and/or the borrower's and/or the guarantor's (whichever is applicable) compliance with any such waived condition precedent at any subsequent time.

        f. Notwithstanding any provisions hereof, it is hereby expressedly agreed that upon default or breach by the Borrower of any term, covenant, stipulation and/or undertaking herein provided and on the part of the Borrower to be observed and performed, AMBB shall thereafter have the right to exercise all or any of the remedies available whether by this Agreement or by statute or otherwise and shall be entitled to exercise such remedies concurrently, including pursuing all remedies to this Agreement and civil suit to recover all monies due and owing to AMBB.

        g. The proferred properties are subject to periodic valuation by a valuer on AMBB's panel the cost arising thereto will be borne by you.

        h. Consent must be obtained from AMBB if there is any change in the controlling shareholding structure of the Borrower.

        i. Subject to AMBB's consent being first obtained, Borrower is to submit extracts of the minutes of the Director's Circular Resolution and Board of Directors Meeting for AMBB within 30 days of such meetings with regards to any of the following

               (i)    A significant change in business direction.

               (ii) A change in the key management personnel of the company.

               (iii)  Acquisition of future land and building.

               (iv) Loans extended to or obtained from directors or third parties.

10.     EVENTS OF DEFAULT

        AMBB reserves the right to recall the loan at any time if one or more of the following events should occur:

        a. if the Borrower/Guarantor (whichever is applicable) fails to pay, when due any instalment or other sum of money in accordance with the terms herein,

        b. if the Borrower/Guarantor (whichever is applicable) is unable to pay its debts as they become due, or commit an act of bankruptcy or insolvency or if judgement is obtained against the Borrower/Guarantor (whichever is applicable) by any third party,

        c. if any receiver or trustee or bailiff is appointed to take possession of the Borrower/Guarantor's (whichever is applicable) properties, or if execution of any form of actions is levied or taken against any of the Borrower/Guarantors (whichever is applicable) properties,

        d. if any default occurs under any other agreement involving the borrowing of monies or the advance of credit to the Borrower which gives the creditor concerned (including AMBB) the right to recall the loan or to accelerate payment or withdraw the advance of credit,

        e. if any of the terms and conditions of AMBB's security documents are breached or become ineffective.

11.     CHANGES IN CIRCUMSTANCES

        If, as a result of any change in applicable law, regulation or regulatory requirement or in the interpretation or application thereof or if compliance by AMBB with any applicable direction, request or requirement (whether or not having the force of law) will impose on AMBB any condition, burden or obligation then AMBB's commitment to make or maintain the Facility will end upon notice to the Company of the happening of such event after becoming aware thereof.

12.     INFORMATION DISCLOSURE

        The Borrower hereby consents to AMBB giving information regarding the Borrower's credit facility to the Central Credit Unit established by Bank Negara Malaysia or any other agencies approved by the Association of Banks in Malaysia.

13.     ADDITIONAL SECURITY

        AMBB may reasonably require additional security to be provided and you agree to provide such additional security as and when so required.

                                                         EXHIBIT 10(b)
                                                         -------------

GENERAL AGREEMENT BY CUSTOMER(S)

To: Arab-Malaysian Bank Berhad

In consideration of Arab-Malaysian Bank Berhad hereinafter called (the "Bank", which expression shall where the context so admits include its successors and assigns) opening or continuing my/our account(s) with the Bank or from time to time making or continuing advances to me/us or negotiating on my/our behalf bill of exchange and/or invoices or other documents representing or relating to goods or opening or establishing at my/our request such documentary or other credits as the Bank may think fit or providing other banking services and accommodation for me/us or any of us or for such other person, firm or company at my/our request as the Bank my [sic] think fit, I/we HEREBY AGREE AND UNDERTAKE with the Bank as follows:-

1.    Payment

      (A) All moneys, obligations and liabilities whether actual or contingent now or at any time hereafter due, owing or incurred to the Bank by me/us in respect of any of the facilities made available by the Bank for me/us or transactions undertaken by the Bank for me/us as aforesaid on any account whatsoever (whether alone or jointly and in whatever style, name or form and whether as principal or surety) shall be repaid by me/us immediately on demand together with interest to date of repayment at such rates and upon such terms as may from time to time be payable, commissions, fees and other charges and all expenses incurred by the Bank in relation to me/us or the preparation or enforcement of any guarantees or security for any moneys, obligations or liabilities as aforesaid including legal and other costs on a full indemnity basis.

      (B) The Bank shall cease to be under any further commitment to me/us and all term loans and other moneys obligations and liabilities hereby secured not otherwise so repayable shall become payable on demand and cash cover shall be provided on demand for all contingent liabilities on the occurrence of any of the following events or default, namely:-

            (i) if I/we fail to pay any money from time to time due to the Bank on the due date or fail to comply with any provisions contained or incorporated in this Agreement or in any facility from or other agreement with the Bank or if (in any respect considered by the Bank to be material) any representation or warranty made to the Bank by me/any one or more of us proves to be incorrect;

            (ii) if any other loan, debt or other obligation in respect of borrowed moneys (including for this purpose liabilities under acceptance credits, discounting, hire purchase, rental or other financial agreements) becomes capable of being declared payable prior to its stated maturity by reason of default by me/us or is not paid when due:

            (iii) if (being a limited company) a petition is
                  presented or an order made or a resolution passed for winding up or a notice is issued convening a meeting for the purpose of passing any such resolution (save for the purpose of and followed by reconstruction or amalgamation on terms previously approved in writing by the
                  Bank):

            (iv) if I or any one or more of us shall die or commit an act of bankruptcy or become of unsound mind or make any general assignment for the benefit of creditors or any bankruptcy petition is filed against me/any one or more of us:

             (v) if the security for any of my/our liabilities ceases to be in full force and effect or shall become enforceable or an encumbrancer shall take possession or a Receiver shall be appointed of the whole or any part of my/our undertaking property or assets;

            (vi) if (being a limited company) we convene a meeting of or propose or enter into any composition or arrangement with creditors;

          (vii) if any judgment or order made against me/any one or more of us is not complied with within seven days or if an execution distress sequestration or other process be levied or enforced upon or sued out against any of my/our property or assets;

         (viii) if I/any one or more of us fail to pay my/our debts as and when they fall due or become or (being a limited company) are deemed to be insolvent whether within the meaning of
                  Section 218 of the Companies Act 1965 or otherwise:

             (ix) if I/we stop payment or cease or threaten to cease to carry on business or any part thereof in the normal course of change the nature or mode of conduct of my/our trading in any respect which the Bank may consider material;

              (x) if my/our undertaking property or assets or any part thereof from time to time considered by the Bank to be material is sold disposed of or compulsorily acquired (otherwise than in the normal course of trading or on terms previously approved in writing by the Bank);

            (xi) if any of the foregoing events occurs in relation to any third party which has guaranteed or provided security for or given an indemnity in respect of any money, obligation or liability hereby secured.

2.    Interest and Commissions

      I/We shall pay commission, interest, fees and charges at such rates as may from time to time be agreed between the Bank and me/us (or, in default of agreement, as may be specified in writing by the Bank). Interest shall be payable on the cleared daily balance of the moneys, obligations and liabities [sic] from time to time due owing or incurred by me/us to the Bank as aforesaid and charged to my/our account monthly in arrears but without prejudice to the right of the Bank to require payment of such interest and, in the event of such interest not being punctually paid, interest shall be compounded with monthly rests in accordance with the usual practice of the Bank. Interest, commission and fees will accrue from day to day and will be calculated on the basis of the actual number of days elapsed and a 365 day year or such other period as may be appropriate or customary having regard to the currency (or currencies) in which the relevant facility (or facilities) are made available.

3.    General Hypothecation

      (A) All bills or exchange drawn, accepted or endorsed by me/us, all produce and goods, bills of lading, warrants, delivery orders, wharfingers' or other warehouse keepers certificates or receipts and all documents of title, invoices and like documents (and the produce and goods to which they relate) which are now or may at any time hereafter be (a) warehoused or stored in the name of the Bank or its agent or nominee or (b) received by, deposited or lodged with, transferred to or otherwise held by or pledged to the order or under the control of the Bank or its agent or nominee (either directly or indirectly whether from or by me/us or any one or more of us or any other person and whether for safe custody, collection, security or for any specific purpose or generally) shall be held by the Bank as a continuing security for the moneys, obligations and liabilities referred to in paragraph 1 above.

      (B) I/We hereby undertake to provide the Bank with funds:-

            (i) to meet on demand all bills negotiated endorsed or advanced against or purchased by the Bank for me/us or any one or more of us which may be dishonored on presentation for acceptance or which may not be paid at the due date thereof according to the original tenor and all liability in respect thereof however arising and non-payment of a bill shall be deemed to have taken place if at that date funds have not been placed at the free disposal of the Bank for the whole sum due;

          (ii) to reimburse the Bank for all advances made against documents of title which may not have been duly taken up on presentation;

           (iii) to meet re-exchange expenses and all interest commission discount and other bankers charges legal notarial and other costs disbursements and expenses on a full indemnity basis;

          (iv) to meet all freight warehouse dock transit and other charges the cost of insurance rent and all other costs of and incidental to produce and goods represented by documents hypothecated to the Bank hereunder.

      (C) The Bank is hereby authorised at its absolute discretion without notice to me/us or further consent of any person interested:-

            (i) to insure all produce and goods represented by documents hypothecated to the Bank hereunder against all insurance risks whether by land sea or air for their full value and to recover the full amount from the insurers;

            (ii) to land and store or arrange for the storage of such produce and goods and/or re-ship the same to any other port;

          (iii) to pay all freight warehouse dock transit and other charges the cost of insurance rent and all other costs of and incidental to such produce and goods as the Bank may from time to time think fit;

            (iv) to pay or retain and charge me/us with such charges for commission as are usual between merchant and correspondent and such interest re-exchange notarial and banking charges as are usually payable in these circumstances;

             (v) to take conditional acceptance of bills of exchange (including acceptances for honour) and/or to extend the due date for payment thereof upon such conditions as the Bank thinks fit;

            (vi) to accept payment from drawees or acceptors (whether or not the acceptance is conditional before maturity under rebate or discount and on payment to deliver up the relative documents to or to the order of the drawees or acceptors;

          (vii) to accept part payment before maturity and to deliver such proportionate part of the produce and goods held against the same as the Bank in its absolute discretion thinks fit;

         (viii) to convert into Malaysian currency by telegraphic remittance or otherwise at the discretion of the Bank any moneys received by the Bank under or by virtue of this Agreement and to debit my/our account with all costs charges and loss on exchange thereby incurred;

            (ix) to debit my/our account with all payments of freight warehouse dock transit and other charges the cost of insurance rent interest and all other expenses incurred hereunder and with all money chargeable to me/us under this Agreement and with the amount of unaccepted or unpaid bills of exchange or of advances against other documents of title for which I/we or any of us are liable to the Bank or any deficiency arising after realisation but so that the Bank is under no obligation to do any of the foregoing and is not liable for any loss I/we may sustain as a result of the Bank's delay or failure so to do.




                                   -5-

      (D) The Bank is hereby authorised to sell assign transfer negotiate or otherwise dispose of all or any produce or goods represented by documents hypothecated to the Bank hereunder or to which they relate without demand for payment or notice or further consent of any person at such times or times in such manner and for such consideration (whether payable or deliverable immediately or by instalments) as the Bank may in its absolute discretion think fit without being under any responsibility to me/us for the price obtained thereby in any of the following events:-

       (i) on default being made in acceptance on presentation or in payment at maturity of any bill of exchange or of any other sums due hereunder;

      (ii) on any drawee or acceptor of any bill (whether conditionally or absolutely accepted) suspending payment becoming bankrupt or insolvent or taking any steps for composition or arrangement with creditors;

     (iii) if I/we fail to repay on demand any money obligation or liability due owing or incurred to the Bank by me/us or any one or more of us with all interest commission discount and other bankers charges legal and other costs disbursements and expenses;

      (iv) on any payment being made by the Bank which it is authorised to made under this Agreement;

       (v) if and whenever the Bank considers it desirable having regard to the then market value of the produce or goods that the same should be sold whether or not I/we shall have then become contingently or otherwise liable to the Bank;

            But so that the Bank is under no obligation so to sell or otherwide [sic] dispose and is not liable for any loss I/we may sustain as a result of its delay or failure so to do.

      (E) I/we further undertake to facilitate any such sale or disposal by executing such documents as may from time to time be necessary or desirable to vest the produce or goods in the Bank or its transferee or to effect delivery of the same as the Bank may require and by doing all such acts and things as may from time to time be necessary or expedient. The Bank is authorised to execute and sign any such document as my/our agent and to do any such act or thing on my/our behalf. I/We declare that the produce and



                                   -6-
            goods are free from any other hypothecation pledge charge or encumbrance of any kind.

      (F) After deduction of all expenses charges and commissions the net proceeds of the sale or other disposition of the produce and goods shall be applied at the Bank's absolute discretion in discharge or reduction or any actual or contingent debt obligation or liability to the Bank of me/us or any one or more of us and any surplus shall (subject to the provisions of this Agreement) be at my/our disposal. Any statement of account rendered to me/us by the Bank shall be sufficient proof of the sale or other disposal of any produce or goods hereunder and of my/our deficiency resulting therefrom and shall for all purposes be conclusive between me/us and the Bank.

      (G) I/We hereby undertake that the produce and goods represented by documents hypothecated to the Bank will be kept insured in their full value against an insurable risks including fire and flood and all policies whether effected by the Bank or not are to be treated as part of the Bank's security. Should any claim arise under any insurance the Bank is hereby irrevocably authorised to recover the full amount thereof from the insurers and to give a valid receipt on my/our behalf to charge the same commission on the proceeds as on a sale of the produce or goods and to apply such proceeds as if the same represented proceeds of sale of any produce or goods sold by the Bank under the power contained above. I/We hereby undertake to assign to the Bank the policies of insurance for that purpose and to deliver them to the Bank on demand and in the case of loss or damage to the produce or goods howsoever caused to pay over to the Bank all sums received by me/us or any of us in respect of such insurance and make up any deficiency which may result in the amount of any moneys due to the Bank and pending payment I/we shall hold all such sums in trust for the Bank.

      (H) The holding by the Bank of any additional guarantees or securities is not to prejudice the rights of the Bank on any bills in case of dishonor nor shall any recourse or proceedings taken thereon or the Bank giving time or granting any indulgence or making any arrangement or composition affect the Bank's title to any security or my/our liability.

      (I) The Bank shall not be liable for default by any insurer warehouse keeper broker auctioneer agent carrier captain or other officer of any ship or craft or other person employed in the insurance sale disposal storage shipment or carriage of any produce or goods or for any other purpose connected therewith nor for any deficiency in the quality or value of any produce or goods nor for the stoppage or detention thereof by the shipper or any other person whomsoever nor for loss on exchange rates or any loss damage or delay however caused.

4.    Shares and other Securities

      (A) All stocks, shares, certificates of deposit, bonds, notes, debenture stock certificates and other securities (whether marketable or not)which may from time to time be lodged with or held by the Bank or transferred to the Bank or its nominee or registered in the name of the Bank or its nominee (whether for safe custody, security or for any other purpose) together with any substituted securities and all dividends or interest thereon paid or payable after the date of this Agreement and all other moneys or rights accruing thereto or offered by way of redemption bonus option or otherwise (all of which are hereinafter included in the expression "Securities") shall be charged to the Bank as a continuing security for the payment and discharge of all the moneys, obligations and liabilities referred to in paragraph 1 above but so that the Bank shall not in any circumstances incur any liability whatsoever in respect of any calls instalments or other payments.

      (B) I/We shall upon demand deposit with the Bank and the Bank shall be entitled to retain (i) all stock and share certificates and documents of title relating to the Securities and (ii)transfer of the Securities duly completed in favour of the Bank or otherwise as the Bank may direct and such other documents as the Bank may from time to time require for perfecting its title to the Securities or for enabling it to vest the same in itself or its nominee or in any purchaser to the intent that the Bank may at any time after it shall consider it prudent so to do present them for registration without notice to me/us.

      (C) At any time after the Bank shall have demanded payment or discharge of any money, obligation or liability hereby secured (or if requested by me/any one or more of us):-

             (i) the Bank and any nominee of the Bank wheresoever situate may without further notice sell or dispose of any of the securities subject hereto or any part thereof or any substituted securities in such manner and for such consideration as the Bank may think fit and the Bank may apply the proceeds of sale in or towards discharge of the costs incurred therein and of the money or liabilities hereby secured; and

            (ii) any dividends interest of other payments which may be received or receivable by the Bank or by any nominee in respect of any of the Securities may be applied by the Bank as though they were proceeds of sale.

      (D) Until the Bank shall have made demand as provided in paragraph 4(C) above:-

             (i) the Bank will hold all interest and dividends paid on and received by it in respect of the Securities for my/our account and will pay such interest and dividends to me/us upon being called upon to do so by me/any one of us; and

            (ii) the Bank will exercise all voting and other rights and powers attached to the Securities as I/we may from time to time in writing direct.

      (E) The Bank and its nominee at the discretion of the Bank may exercise in my/our name or otherwise at any time whether before or after demand for payment and without any further consent or authority on my/our part in respect of the Securities any voting rights and all powers given to trustees by Sections
            II4)and II(5) of the Trustee Ordinance (1949)in respect of securities or property subject to a trust and any power or rights which may be exercisable by the person in whose name the Securities are registered but such power shall be exercised subject to the provisions of paragraph 4(D) above.

      (F) I/We hereby warrant to the Bank that I/we am/are the beneficial owner of and have a good right to deposit and transfer the Securities and the same are fully paid up and are free from any lien charge or encumbrance of any kind.

      (G) I/We hereby undertake to pay all calls or other instalments and make all other payments in respect of the Securities and if I/we default in so doing the

            Bank may if it thinks fit make such payments on my/our behalf. Any sums so paid by the Bank shall be repayable by me/us to the Bank on demand and pending such repayment shall be a charge on the Securities.

      (H) I/We hereby undertake to maintain the value of the Securities at a sum equal to the moneys, obligations and liabilities from time to time secured by this Agreement with such margin as may from time to time be specified in writing by the Bank and to pay all calls instalments or other payments (if any)in respect of the Securities as and when the same from time to time become due.

5.  Documentary Credits

      (A) All documentary credits opened at my/our request by the Bank ("Credits") shall be subject to the Uniform Customs and Practice for Documentary Credits (1993); Revision) of the International Chamber of Commerce (or any modification or amendment thereof for the time being in force), the provisions of which shall be deemed to be incorporated in this agreement as if the same were set out in extenso herein.

      (B) Except insofar as the Bank receives from me/us instructions in writing to the contrary we agree that part shipments may be made under the Credits and the Bank and/or its agents may honour the relative drafts and if the Credit specifies shipments in instalments within stated periods and the shipper fails to ship in any designated period, shipments of subsequent instalments may nevertheless be made in their respective designated period and the Bank and/or its agents may honour the relative drafts.

      (C) I/We agree that in the event of any extension of time for presentation of drafts, acceptances or documents or any other modification of the terms of the Credits at my/our request with or without modification to the others or in the event of any increase in the amount of the Credits at my/our request, this Agreement shall be binding upon me/us with regard to the Credits so increased or otherwise modified, with regard to drafts, documents and property covered thereby and with regard to any action taken by the Bank and/or its agents in accordance with such extension, increase or other modification.

      (D) The beneficiaries to the Credits shall be deemed to be my/our agents and I/we assume all risks of their acts or omissions. Neither the Bank nor its agents shall be responsible for the existence, character, quality, quantity, condition, packing, value or delivery of the goods or property the subject of the Credit ("property") purporting to be represented by the relative documents, for any difference in character, quality, quantity, condition or value of the property from that expressed in such documents, for the validity, sufficiency or genuineness of documents even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged, for the time, place or manner in which shipment is made, for partial or incomplete shipment or failure or omission to ship any or all of the property, for the character, adequacy, validity or genuineness of any insurance, for the solvency or responsibility of any insurer, or for any other risk connected with insurance, for any deviation from instructions, delay, default or fraud by the shipper or anyone else in connection with the property or the shipping thereof, for the solvency, responsibility or relationship to the property of any party issuing any documents in connection with the property, for delay in arrival or failure to arrive of either the property or any of the documents relating thereto, for delay in giving or failure to give notice of arrival or any other notice, for any breach of contract between the shippers or vendors and me/us, for failure of any draft to bear any reference or adequate reference to the relevant Credit or failure of documents to accompany any draft at negotiation or failure of any person to send forward documents apart from drafts as required by the terms of the Credit, each of which provisions if contained in the Credit itself may be waived by the Bank, or for errors, omissions, interruptions or delays in transmission or delivery of any messages by mail, cable, telegraph, wireless or otherwise nor shall the Bank be responsible for any error, neglect or default of any of its agents and none of the above shall affect or prevent the vesting of any of the Bank's right or powers hereunder. I/We further agree that any action taken by or omitted to be taken by the Bank or by any of its agents under or in connection with the Credits or the relative drafts, documents or property shall be binding on me/us and shall not put the Bank or any of its agents under any resulting liability to me/us.

      (E) I/We agree to procure promptly any necessary import and export or other licences for the import or export or shipping of the property and to comply with all foreign and domestic governmental regulations in regard to the shipment of the property or the financing thereof and to furnish such certificates in that respect as the Bank may at any time require.

      (F)   Without prejudice to the provisions of
            paragraphs 5(1) and 6(A) below, if at my/our request the Bank or any of its agents or correspondents countersigns or issues any guarantee or indemnity covering discrepancies between the documents actually presented under the terms of a Credit and the relative terms of such Credit I/we hereby unconditionally and irrevocably agree:-

            (i) to pay to the Bank forthwith on demand all moneys and liabilities whatsoever which may be claimed or demanded from the Bank and/or its agents and/or its correspondents or which the Bank and/or its agents and/or its correspondents may be called to pay or shall pay or incur by reason of having countersigned or issued such guarantee or indemnity; and

            (ii) to indemnity the Bank against all actions claims, demands, liabilities, damages, losses, costs and expenses of whatever nature that may be incurred, suffered, sustained or paid by the Bank and/or its agents and/or its correspondents in connection with or arising out of such guarantee or indemnity or by reason of the Bank having negotiated bill(s) notwithstanding the discrepancies in the documents.

      (G) If the Bank makes any payment at my/our request in negotiating or purchasing from me/any one or more of us or any other person any document or draft in respect of a letter of credit or an authority to pay and discrepancies exist between any document or draft presented to the Bank and the terms of the applicable letter of credit or authority to pay I/we agree to refund to the Bank on demand, irrespective of when such discrepancies are discovered, all moneys paid by the Bank in respect of such document or draft and, without prejudice to the provisions of paragraphs 5(I) and 6(A) below, I/we shall indemnify and hold indemnified the Bank against all actions claims demands liabilities losses damages costs and expenses of whatever nature which may result or which the Bank may suffer incur or sustain in connection with or arising out of the Bank's action in making such payment as aforesaid. I/We further agree that the Bank shall not be liable for any loss damage expense or delay howsoever caused, whether or not due to the negligence or default of the Bank or its officers or correspondents, in respect of any negotiation or purchase of documents or drafts as aforesaid including in particular, but without limiting the generality of the foregoing, any loss resulting from payment of a bill or draft being effected in a currency other than that in which it is drawn by reason of exchange control restrictions or other direction of a government or other authority or suspension of or interference with the means to effect transmission of the relevant payment.

      (H) If the Bank or its agent or correspondent considers in its discretion that it would be inadvisable to deliver up the shipping or other documents upon acceptance of any bill of exchange or draft drawn or endorsed by me/any one or more of us, the Bank and its agent and correspondents are hereby authorised to deliver up such documents as aforesaid only upon payment of the relevant bill of exchange or draft notwithstanding that such procedure may be contrary to my/our previous instructions.

      (I) Without prejudice to the provisions of paragraph 5(F) above and paragraph 6(A) below, if the Bank countersigns letters of guarantee or letters of indemnity covering the release of goods without production to the shipping companies and/or their agents and/or forwarding agents of the relevant bills of lading or other documents of title, I/we shall indemnify and hold the Bank harmless from and against any and all consequence which may arise or result therefrom. I/We further undertake that I/we shall endeavor to obtain the bills of lading and/or other documents of title to the said goods or produce that upon their receipt I/we shall procure the release of the Bank from the guarantee or indemnity and return the relevant document to the Bank for cancellation. I/We further authorize the Bank to endorse in my/our name(s) all relative bills of lading so that such bills of lading may be delivered direct by the Bank to the shipping companies and/or their agents and/or forwarding agents aforesaid and in order to give effect to this, in the case of shipments under letters of credit, I/we undertake to disregard all discrepancies (if any) between the shipping documents received and those called for by the relative letter of credit and to accept all such shipping documents as if they were all the documents and the only documents called for by the relative letter(s) of credit.

      (J) Where the Bank makes any collection on any of my/our document or documents and drafts upon my/our request, I/we agree that if credit has been given by the Bank for any such document or documents and drafts such credit is conditional and is subject to collection and receipt by the Bank of full payment of such document or documents and drafts and in the absence of such collection and receipt by the Bank, I/we agree, upon the Bank's demand, to reimburse the Bank for the amount so advanced. I/We further agree that in receiving any items for deposit or collection the Bank assumes no responsibility beyond the exercise of due care. All items which are credited are so credited subject to actual payment in cash and the Bank will not be liable in any way whatever for the default or negligence of its duly selected correspondents for any losses in transit and each such correspondent shall not be liable except for its own negligence. The Bank and any of its agents may accept a draft or credit as conditional payment in lieu of cash settlement of any obligation but my/our obligation to the Bank will not be discharged until the Bank has duly received payment on such draft or credit.

6.  Counter Indemnity

      (A) I/We hereby unconditionally and irrevocably agree to indemnify the Bank against all actions claim demands liabilities losses damages costs and expenses of whatever nature which may result or which the Bank may suffer incur or sustain in connection with or arising in any way whatsoever as a consequence of the Bank at my/our request or on my/our behalf giving any guarantee or indemnity or opening any documentary or other credit or otherwise incurring or assuming any obligation (together "Guarantees") and to pay to the Bank forthwith all moneys and liabilities whatsoever which may from time to time be claimed or demanded from the Bank or which the Bank shall pay or become liable to pay or suffer or incur under or by reason of or in connection with the Guarantees.

      (B) I/We hereby irrevocably authorise the Bank without making prior demand to debit my account/the account of any one or more of us with any moneys from time to time payable hereunder and in the event of a debit balance resulting to charge interest thereon to date of repayment (notwithstanding any demand or any judgement obtained by the Bank or any other matter whatsoever) at such rate as may from time to time be payable on such account in accordance with paragraph 2 above.

      (C) I/We hereby irrevocably authorise the Bank to pay immediately any amounts demanded from the Bank or which the Bank from time to time becomes liable to pay under or by reason of the Guarantees without any reference to or further authority from me/us and without being under any duty to enquire whether any claims or demands on the Bank are properly made notwithstanding that I/any of us may dispute the validity of any such claim or demand and I/we shall accept any claim or demand on the Bank as conclusive evidence that the Bank was liable to pay and any payment which the Bank makes purporting to be in accordance with the Guarantees as binding upon me/us.

      (D) I/We agree that any step taken by the Bank in good faith under or in connection with the Guarantees shall be binding on me/us and shall not place the Bank under any liability to me/us.

      (E) I/We further agree that the Bank may at any time without prior reference to me/us determine the Guarantees or any of them or reduce the liability of the Bank thereunder.

      (F) This counter indemnity shall not be in any way discharged or diminished nor shall the liability of me/any of us be affected by reason of any other indemnity assurance guarantee lien bill note charge mortgage security payment or other rights being or becoming wholly or in part invalid defective or unenforceable or otherwise failing to be perfected or enforced or being avoided on any ground whatsoever or by reason of the Bank from time to time without the knowledge or consent of me/us varying realising or releasing any of the same or granting any time indulgence of concession or compounding with any person or concurring in accepting or varying any compromise arrangement or settlement or omitting to claim or enforce payment or determining varying reducing or extending the terms of the Guarantees or any of them or by anything done or omitted which but for this provision might operate to exonerate me/us.

      (G) I/We waive all rights of subrogation and agree not to claim any set-off or counter claim against any other person liable or to claim or prove in competition with the Bank in the event of the insolvency of any such person or to have the benefit of or share in any indemnity guarantee or security now or hereafter held by the Bank until the Bank has been fully indemnified against all matters referred to in paragraph 6(A) above. Any security now or hereafter held by or for me/any one or more of us which extends to any liability hereunder and all moneys at any time received in respect thereof shall be held in trust for the Bank as security for my/our obligations hereunder. Money received by virtue of this counter indemnity may be placed to the credit of a suspense account with a view to preserving the Bank's rights to prove for the whole of its claim against any other person liable.

7.  Set-Off

      The Bank may at any time without notice notwithstanding any settlement of account or other matter whatsoever combine or consolidate all or any of my/our then existing accounts (whether current deposit loan or of any other nature whatsoever and whether subject to notice or not) and set-off or transfer any sum standing to the credit of any one or more such accounts wheresoever situate in or towards satisfaction of any of my/our liabilities to the Bank on any other account or in any other respect whatsoever whether such liabilities be present or future actual or contingent primary or collateral and several or joint. Where such combination set-off or transfer requires the conversion of one currency into another such conversion shall be calculated at the spot rate of exchange (as conclusively determined by the Bank) prevailing in the London Foreign Exchange Market at 11:00 a.m. on the date of the combination set-off or transfer.

 8.  Currency Indemnity

      (A) If for the purpose of obtaining in any court in any country it becomes necessary under the laws of such country to convert into a currency (the "Judgment Currency") other than Malaysian dollars or other currency in which my/our obligations under this Agreement are expressed to be payable (hereinafter called the "Agreed Currency" an amount due in the Agreed Currency under or pursuant to this Agreement then the conversion shall be made, in the discretion of the Bank, at the rate of exchange prevailing either on the date of default or on the day before the day on which judgment is given.

      (B) If there is a change in the rate of exchange prevailing between the date of which conversion is made for the purposes of any such judgement and the date of payment of the amount due the Borrower will pay such additional amounts as may be necessary to ensure that the amount paid in the Judgment Currency when converted at the rate of exchange prevailing on the date of payment will produce the amount then due under this Agreement in the Agreed Currency.

      (C) Any amount due from me/us under this paragraph shall be due as a separate debt and shall not be affected by judgment being obtained for any other sums due under or in respect of this Agreement.

      (D) "The term "rate of exchange" in this paragraph 8 means the spot rate at which the Bank in accordance with its normal practice is able on the relevant date to purchase the Agreed Currency with the Judgment Currency and includes any premium and costs of exchange payable in connection with such purchase."

9.  Continuing Security

      (A) The security constituted by this Agreement shall be a continuing security notwithstanding any settlement of account or other matter whatsoever and is in addition to and shall not merge or otherwise prejudice or affect the security created by any deposit of documents or any guarantee lien pledge bill note mortgage or other security now or hereafter held by the Bank or any right or remedy of the Bank in respect of the same and shall not be in any way prejudiced or affected thereby or by the invalidity thereof or by the Bank now or hereafter dealing with exchanging releasing modifying or abstaining from perfecting or enforcing any of the same or any rights which it may now or hereafter have or giving time for payment or indulgence or compounding with any other person liable.

      (B) All moneys received by the Bank from me/any one or more of us or any other person may be applied by the Bank to such account or liability of mine/ours as the Bank in its absolute discretion may from time to time conclusively determine.

      (C) Nothing contained in this Agreement shall restrict the operation of any general lien right of set-off or other rights or remedies whatsoever which the Bank as bankers may have whether by law or otherwise and this Agreement is in addition to any other indemnity guarantee lien bill note mortgage or other security right or remedy now or hereafter held by or available to the Bank.

10.  Execution of documents, power of attorney

      (A) I/We shall if and whenever so required by the Bank execute such further legal or other mortgages charges or assignments as the Bank shall require over all or any of the Securities (including any substituted securities and any vendor's lien) and/or any produce or goods hypothecated to the Bank pursuant to this Agreement and any other transfers or documents the Bank may from time to time require for perfecting its title to the same or for vesting or enabling it to vest the same in itself or its nominee or in any purchaser to secure all moneys obligations and liabilities hereby covenanted to be paid or otherwise hereby secured such further mortgages charges or assignments to be prepared by or on behalf of the Bank at my/our cost and to contain a power of sale and such other provisions for the benefit of the Bank as the Bank may reasonably require.

      (B) I/We by way of security hereby irrevocably appoint the Bank and the persons deriving title under it jointly and also severally to be my/our Attorney to insert the name of the Bank or its nominees or of any purchaser or to make any other alteration or addition in any transfers or other documents which the Bank may require for perfecting its title to or for vesting the Securities or any documents relating to any produce and goods from time to time hypothecated to the Bank pursuant to this Agreement in the Bank or its nominee or in any purchaser and to make any alteration or addition to the Securities comprised therein or any such documents aforesaid or any other alteration or addition thereto and to redeliver the same thereafter and otherwise generally for it and in its name and on its behalf and as its act and deed or otherwise to execute seal and deliver and otherwise perfect and do any such transfers or other documents and any legal or other mortgage charge or assignment over the Securities or any such documents aforesaid required by the Bank and all such deeds assurances agreements instruments acts and things which may be required for the full exercise of all or any of the powers hereby confeerred [sic] or which may be deemed proper on or in connection with any sale or disposition of any of the Securities or of any of the produce and goods represented by the documents aforesaid by the Bank or its nominees or any of the purposes aforesaid. I/We hereby ratify and confirm and agree to ratify and confirm any instrument act or thing which any such attorney may execute or do.

      (C) The Bank shall have the right to require me/us to transfer all or any of the Securities or all or any of the other documents from time to time held by or indorsed to the Bank hereunder to such nominees or agents wheresoever situate as the Bank may select and to hold all or any of such Securities or other documents aforesaid in any branch of the Bank or with any correspondents or other agents whether in Malaysia or overseas and all the Securities and other such documents shall be held at my/our expense risk and responsibility.

11.  Waivers, Remedies

      (A) Any waiver by the Bank of any event of default or any breach of any of the warranties covenants terms or conditions contained herein or other relaxation or indulgence granted at any time by the Bank to me/any one or more of us shall without any express reservation to that effect by the Bank be deemed to be without prejudice to and shall not affect the exercise at any time thereafter by the Bank of all or any of its rights and remedies hereunder as though no such waiver had been made or relaxation or indulgence granted.

      (B) No failure or delay on the part of the Bank to exercise any power or right under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise by the Bank of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies provided herein are cumulative and are not exclusive of any remedies provided by law.

12.  No Responsibility

      (A) The Bank shall not be responsible for any loss or damage or depreciation or diminution in value of any of the goods and produce from time to time hypothecated to the Bank hereunder or of any of the Securities or of any other document from time to time lodged with the Bank or its agent or nominee (whether for safe custody security or otherwise).

      (B) If owing to exchange control restrictions or other circumstances beyond the control of the Bank payment of a bill or other instrument on my/our behalf or for my/our account is effected in a currency other than in which it is drawn or expressed to be payable the

            Bank shall not be responsible for any foreign exchange loss which arises as a result thereof.

13.  Information

      I/We undertake to deliver to the Bank such financial or other information concerning my/our affairs, audited by auditors satisfactory to the Bank as the Bank may from time to time reasonably require and in particular but without limiting the generality of the foregoing, I/we undertake to notify the Bank forthwith of any change in the character, extent or nature of my/our business.

14.  Joint and several liability

      Where there is more than one of the undersigned the obligations and undertakings of the undersigned herein contained are joint and several and shall be construed accordingly and none of the undersigned shall be entitled to any of the rights or remedies legal or equitable of a surety as regards the liabilities of the others of them. Each of the undersigned agrees and consents to be bound by this Agreement notwithstanding that any others who were intended to sign or to be bound by these presents may not do so or be effectually bound hereby and notwithstanding that this Agreement may be invalid or unenforceable against any one or more of the undersigned whether or not the deficiency is known to the Bank. The Bank shall be at liberty to release compound with or otherwise vary or agree to vary the liability of, or to grant time or indulgence to, or make other arrangements with, any one or more of the undersigned without prejudicing or affecting its rights and remedies against the other or others.
      Where this Agreement is signed on behalf of a firm, all agreements undertakings and liabilities shall be binding both on the present partners and on the persons from time to time carrying on business in the name of such firm or under the name in which the business of such firm may from time to time be continued.

15.   Notices

      Any notice or demand for payment by the Bank hereunder shall without prejudice to any other effective mode of making the same be deemed to have been sufficiently made hereunder on me/us if sent by post to my/our last known place of business or (in the case of a limited company) its Registered Office and shall be assumed to have reached the addressee within 24 hours of posting and in proving such service it shall be sufficient to prove that the notice or demand was properly addressed and posted. Any such notice or demand or any certificate as to the amount at any time secured hereby shall be conclusive and binding upon me/us if signed by an officer of the Bank.

16.  Governing Law

      This Agreement and all contracts or other transactions arising out of this Agreement shall (unless otherwise expressly provided in such contracts or transactions) be governed by and interpreted in accordance with the laws of Malaysia.

17.  Interpretation

      In this Agreement unless the context otherwise requires, the singular shall include the plural number also and vice versa. Paragraph headings are inserted for convenience of reference only and shall not affect the interpretation of this Agreement.


                                  Dated                  19

SIGNED by

                              )
                              )     -----------------------------
                              )
                              )

in the presence of:

*SIGNED BY                         /s/ Dr. John S. Foster
                                   --------------------------------
                                   Dr. John S. Foster
                                   Managing Director

                                   /s/ Muhammad Nasir Haji Hanifah
                                   --------------------------------
                                   Muhammad Nasir Haji Hanifah
                                   (Finance Director)

                                                       /s/ [Initials]
                                                       ---------------
                                                       Secretary

for and on behalf of      APPLIED MAGNETICS (M) SDN. BHD.
                          PLOT 201, BAYAN LEPAS FREE TRADE ZONE
                          11900 PENANG, MALAYSIA

in the presence of:

*NB If executed by a limited company, a certified copy of the resolution of the Board of Directors of the company approving the execution of this Agreement (such resolution to be in Bank's standard form) must be attached hereto.

                                                              EXHIBIT 10(c)
                                                              -------------
                                  GUARANTEE


To:   Arab-Malaysian Bank Berhad                     Date: August 14, 1996
                                                           ---------------


      1. In consideration of Arab-Malaysian Bank Berhad (hereinafter called "the Bank") which expression shall where the context so admits include the Bank's successors and assigns) making or continuing advances or otherwise giving credit or affording banking facilities for as long as the Bank may think fit or granting time to Applied Magnetics (M) SDN BHD of Plot 201, Phase 23, Bayan
                 -----------------------------------------------------------
Lepas Free Trade Zone, 11900 Bayan Lepas, Penang
-------------------------------------------------------------------------------
(hereinafter called "the Customer") at my/our request, I/we hereby jointly and severally guarantee to the Bank the payment of an undertake on demand being made to me/us or any of us by the Bank to pay and satisfy to the Bank forthwith all money or liability whether actual, certain or contingent now or hereafter owing or incurred or due and unpaid to the Bank anywhere on any account whatsoever whether from the Customer solely or from the Customer jointly with any other person or persons or from any firm in which the Customer may be a partner including the amount of notes or bills discounted or paid and other loans, credits or advances made to or for the accommodation or at the request either of the Customer solely or jointly with any other person and in whatever name, style or firm or of any such firm as aforesaid or for any money for which the Customer may be liable as principal or surety or in any other way whatsoever including:-

      (a) in the case of the death, bankruptcy, winding-up or liquidation of the Customer all sums which would at any time have been owing to the Bank by the Customer if such death had occurred or such bankruptcy or winding-up or liquidation had commenced respectively at the time when the Bank receives actual notice thereof and notwithstanding such death, bankruptcy, winding-up or liquidation;

      (b) all monies obtained from or liabilities incurred to the Bank notwithstanding that the borrowing or incurring of such liabilities may be invalid or ultra vires or in excess of the powers of the Customer or of any director, attorney, agent or other person purporting to borrow or act on behalf of the Customer and notwithstanding any other irregularity in such borrowing or incurring such liabilities;

      (c) in the event of the discontinuance by any means of this guarantee all cheques, drafts, bills, notes and negotiable instruments drawn by or for the account of the Customer on the Bank or its agents and purporting to be dated on or before the date when such discontinuance becomes known to the Bank or its agents although presented to or paid by the Bank or them after that date and all liabilities of the Customer to the Bank at such date whether certain or contingent and whether payable forthwith or at some future time or times and also all credits then established by the Bank for the Customer;

together with the customary rate(s) of interest on all such debts and liabilities aforesaid to the date of payment, commission, banking charges, legal and other costs, charges and expenses occasioned by or incident to this or any other security held by or offered to the Bank for the same indebtedness or by or to the enforcement of any such security.

      2. This guarantee shall not be considered as satisfied by any intermediate payment or satisfaction of the whole or any part of any sum or sums of money owing as aforesaid but shall extend to cover any sum or sums of money which shall for the time being constitute the balance due from the Customer to the Bank upon any such account as hereinbefore mentioned and shall be a continuing security binding on (as the case may be) (i) (in the case of the undersigned being of one person only) me/my executors, administrators and legal representatives until the expiration of 3 calendar months after I or in the case of my dying or becoming under disability or mental disorder my executors, administrators or legal representatives shall have given to the Bank notice in writing to discontinue and determine it or (ii) (in the case of the undersigned consisting or two or more persons) each of us and his executors administrators or legal representatives and shall not be determined except at the expiration of 3 calendar months' written notice to the Bank by each of us of our intention so to do and in the event of all or any of us dying or becoming under disability or mental disorder the liability of our legal personal representatives and of our estates shall continue until the expiration of 3 calendar months' written notice to determine this guarantee given to the Bank by each of us and by the legal personal representatives of the person or persons so dying or under disability or mental disorder or (iii) (in the case of the undersigned being a limited company) us/our successors or assigns until the expiration of 3 calendar months after we/our successors or assigns shall have given to the Bank notice in writing to discontinue and determine it.

      3. Notwithstanding that the Customer is a committee or association or other unincorporated body which has no legal existence or which is under no legal liability to discharge obligations undertaken or purported to be undertaken by it or on its behalf this guarantee shall be valid and binding on me/us and have effect as through I/we were joint and several principal debtors.

      4. In the event of the dissolution of any firm whose account is hereby secured this guarantee shall apply to all money borrowed and liabilities incurred in the firm name until receipt by the Bank of actual notice of such dissolution. If however the dissolution be by reason only of the introduction of a further partner or partners into the firm the guarantee shall continue and in addition to the debts and liabilities of the old firm shall apply to all money and liabilities due or incurred to the Bank from or by the new firm thereby constituted as though there had been no change in the firm as previously constituted.

      5. The Bank may at all times without prejudice to this guarantee and without discharging or in any way affecting my/our liabilities hereunder:-

      (a)   determine, vary or increase any credit to the Customer;

      (b)   grant to the Customer or to any other person any time or indulgence;

      (c)   renew any bills, notes or other negotiable securities;

      (d) deal with, exchange, release, modify or abstain from perfecting or enforcing any securities or other guarantees or rights which the Bank may now or hereafter have from or against the Customer or any other person;

      (e)   compound with the Customer or with any other person or guarantor.

      6. The liability of me/any of us hereunder shall not be affected by any failure by the Bank to take any security or by any invalidity of any security taken or by any existing or future agreement by the Bank as to the application of any advances made or to be made to the Customer.

      7. This present guarantee shall be construed and take effect as a guarantee of the whole and every part of the principal money and interest owing and to become owing as aforesaid and accordingly I am not/any of us is not to be entitled as against the Bank to any right of proof in the bankruptcy or insolvency of the Customer or other right of a surety discharging his liability in respect of the principal debt unless and until the whole of the principal money and interest and other monies or liabilities secured herein shall have first been completely discharged and satisfied. And further for the purpose of enabling the Bank to sue the Customer or prove against his estate for the whole of the money owing as aforesaid or to preserve intact the liability of any other part the Bank may at any time and place keep for such time as it may think prudent any money received, recovered or realised hereunder to and at a separate or suspense account to the credit either of me/any of us or of such other person or persons or transaction if any as it shall think fit without any intermediate obligation on the part of the Bank to apply the same or any part thereof in or towards the discharge of the money owing as aforesaid or any intermediate right on my/any of our part to sue the Customer or prove against his estate in competition with or so as to diminish any dividend or other advantage that would or might come to the Bank or to treat the liability of the Customer as diminished.

      8. Until all money and liabilities due or incurred by the Customer to the Bank shall have been paid or discharged I/we will not by any means or on any other ground claim any set-off or counter-claim against the Customer in respect of any liability on the part of me/us or any of us to the Customer or claim or prove in competition with the Bank in respect of any payment by me/any of us hereunder or be entitled to claim or have the benefit of any set-off, counter-claim or proof against or dividend composition or payment by the Customer or his or their estate or the benefit of any other security which the Bank may now or hereafter hold for any money or liabilities due or incurred by the Customer to the Bank or to have any share therein.

      9. Any security now or hereunder held by or for me/us or any of us from the Customer in respect of the liability of me/us or any of us hereunder shall be held in trust for the Bank and as security for my/our liability hereunder.

      10. Any notice or demand hereunder shall be deemed to have been sufficiently given if sent by prepaid letter post to the address in Malaysia last known to the Bank or stated hereon of me/us or the one of us to whom or to whose personal representatives such notice is given and shall be assumed to have reached the addressee in the course of post. In case of my death/the death of any of us and until the Bank receives notice in writing of the grant of probate of his will or of administration of his estate any notice or demand by the Bank sent by post as aforesaid addressed to me/such one of us or his personal representatives at his address last known to the Bank or stated hereon shall for all purposes of this guarantee be deemed a sufficient notice or demand by the Bank to me/such one of us and his personal representatives and shall be as effectual as if he were still living.

      11. It is agreed that a copy of the account of the Customer contained in the Bank's book of account or of the account for the preceding six months if the account shall have extended beyond that period signed by any officer of the Bank shall be conclusive evidence against me/us of the amount for the time being due to the Bank from the Customer.

      12. This guarantee shall be in addition to any other guarantee or other security for the Customer which the Bank may now or hereafter hold whether from me/us or any of us or otherwise and on discharge by payment or otherwise shall remain the Bank's property.

      13. This guarantee shall be enforceable notwithstanding any change in the name of the Bank or any change in the constitution of the Bank, its successors or assigns or by its absorption of or by its amalgamation with any other bank or banks.

      14. The Bank shall be at liberty to release or discharge any of us/me from the obligations of this guarantee or to accept any composition from or make any other arrangements with me/any of us without thereby prejudicing or affecting the Bank's rights and remedies against the other or others of us.

      15. If the name of the Customer hereinbefore inserted is that either of a firm or of a limited company or other corporation or of any committee or association or other unincorporated body any of the provisions hereinbefore contained which are primarily and liberally applicable to the case of a single and individual Customer only shall be construed and take effect so as to give the Bank hereunder a guarantee for the money owing from that firm and every member thereof or from that limited company or corporation or committee or association or other unincorporated body as identical or analogous as may be with or to that which would have been given for the money owing from a single individual if the Customer had been a single individual and any money shall be deemed to be so owing notwithstanding any defect, informality or insufficiency in the borrowing powers of the Customer or in the exercise thereof which might be a defence as between the Customer and the Bank. In the case of a firm this guarantee shall be deemed to be a continuing guarantee of all money owing on any such account as hereinbefore mentioned from the person or persons carrying on business in the name of or in succession to the firm or from any one or more such persons although by death, retirement or admission of partners or other causes the constitution of the firm may have been in part or wholly varied. In the case of a limited company or other corporation any reference to bankruptcy shall be deemed to be a reference to liquidation or other analogous proceeding and the money owing as aforesaid and hereby guaranteed shall be deemed to include any money owing in respect of debentures or debenture stock of the limited company or other corporation held by or on behalf of the Bank.

      16. I/we hereby agree that all sums of money which may not be recoverable from me/us on the footing of a guarantee by reason of any legal limitation, disability or incapacity on or of the Customer shall nevertheless be recoverable from me/us or any of us as joint and several principal debtors.

      17. No conveyance, assignment, assurance, security or payment which may be avoided under any enactments relating to bankruptcy or under Section 293 of the Companies Act 1965 or any statutory modification or re-enactment thereof and no release settlement or discharge which may have been given or made on the faith or any such conveyance, assignment, assurance, security or payment shall prejudice or affect the Bank's right to recover from me/us or any of us to the full extent of this guarantee as if such conveyance, assignment, assurance, security, payment, release, settlement or discharge (as the case may be) had never been granted, given or made.

      18. Entirely without prejudice to clauses 7 and 8 hereof, in the event of this guarantee being determined either by notice under clause 2 hereof or by demand in writing by the Bank, it shall be lawful for the Bank to continue the account with the Customer notwithstanding such determination and the liability of me/us or any of us or our estate respectively for the amount due from the Customer at the date when the guarantee is so determined shall remain notwithstanding any subsequent payment into or out of the account by or on behalf of the Customer.

      19. The Bank shall so long as any money remains owing hereunder have a lien therefor on all money now or hereafter standing to my/our credit or the credit of any of us with the Bank on any current or other account(s) and the Bank may at any time and without notice to me/us or any of us combine or consolidate all or any of my/our or any of our account(s) or the account(s) of any of us whether current deposit or otherwise with my/our liabilities or the liabilities of any of us to the Bank hereunder and set off or transfer any sum or sums standing to the credit of any one or more of such account(s) in or towards satisfaction of any of my/our liabilities or the liabilities of any of us to the Bank hereunder or on any other account or in other respect whether such liabilities be actual or contingent, primary or collateral and several or joint and may retain as security for the discharge of my/our liabilities or the liabilities of any of us hereunder any stocks, shares or other marketable securities or negotiable instruments and property belonging to me/us or any of us whether held for safe custody or otherwise.

      20. This guarantee shall be governed and construed in accordance with the laws of the States of Malaysia.

      21. I/we or each of us undertake at my/our own costs and expenses to sign, execute and deliver any transfers, deeds or other documents which the Bank may require me/us or any of us to sign, execute and deliver for perfecting the Bank's title to any securities (if any) or any part thereof deposited subject hereto or for safe custody whether now or hereafter and for vesting in or delivering the same to the Bank or the Bank's nominees or any purchasers from the Bank and also to execute and sign all powers of attorney that the Bank may require for completing or perfecting the Bank's title to any securities deposited subject hereto or for safe custody whether now or hereafter or for vesting or enabling the Bank to vest the same in the Bank or the Bank's nominees or in any purchaser or purchasers.

      22.   In this guarantee:-

      (a) each and every undertaking and liability of each signatory hereto, if more than one, shall be joint and several on their part and be construed accordingly;

      (b) the liabilities and obligations of the Customer if more than one, shall be deemed to be joint and several on their part and be construed accordingly;

      (c)   unless the context requires otherwise:

            (i)  the singular shall include the plural and vice versa;
            (ii) the masculine shall include the feminine and vice versa;
           (iii) references to any person, including signatory or signatories hereto, shall mean and include any person or persons liable hereunder or any one or more of them, including all the partners in the firm, the personal representatives of any individual, and the committee receiver or other person lawfully acting on behalf of any such signatory, provided that no personal liability shall attach to any duly authorised agent or attorney acting as such;
           (iv) the expression "this guarantee" shall mean and extend to every separate and independent stipulation contained herein;
            (v) any liberty or power which may be exercised or any determination which may be made hereunder by the Bank may be exercised or made in the absolute and unfettered discretion of the Bank which shall not be under any obligation to give reasons therefor;
            (vi) references to any statutory provision shall be deemed to mean and to include a reference to any modification or re-enactment thereof for the time being in force; and
           (vii) the expression "person" shall include limited company or corporation and vice versa.

                   Name(s) & Signature(s) of GUARANTOR(S)
                   --------------------------------------

                       Occupation &
                       Passport or
Name                     I/C No.        Address              Signature
----                     -------        -------              ---------
Applied Magnetics
Corporation, USA    Chairman & CEO     75 Robin Hill Rd.    /s/Craig D. Crisman
                                       Goleta, California   -------------------
                                       93117                Craig D. Crisman

                  Corporate Controller                  /s/Peter T. Altavilla
                        & Secretary                     -----------------------
                                                        Peter T. Altavilla

WITNESS to the signatures of the Guarantors:-

Name:     Bernice Williams
Address:  75 Robin Hill Rd.
          Goleta, California 93117

/s/ Bernice Williams
----------------------------------
Notary Public


N.B. If executed by a limited company, the Bank's standard resolution form must be attached.

State of California
County of Santa Barbara


On January 21, 1997 before me, Bernice Williams, Notary Public personally appeared Craig D. Crisman and Peter T. Altavilla, personally known to me to be the persons whose names are subscribed to the within instrument and acknowledged to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the persons acted, executed the instrument.

WITNESS my hand and office seal.

/s/ Bernice Williams
---------------------------
SIGNATURE OF NOTARY

[Seal]
BERNICE WILLIAMS
COMM. # 993654
Notary Public - California
SANTA BARBARA COUNTY
My Comm. Expires MAY 14, 1997

                                  OPTIONAL

Though the data below is not required by law, it may prove valuable to persons relying on the document and could prevent fraudulent reattachment of this form.

CAPACITY CLAIMED BY SIGNER                  DESCRIPTION OF ATTACHED DOCUMENT

[ ]   INDIVIDUAL                            GUARANTEE
                                         -----------------------------------
[X]   CORPORATE OFFICER                  TITLE OR TYPE OF DOCUMENT

Chairman, CEO & Corporate Controller & Secretary
-----------------------------------------------------
      TITLE(S)                                        3
                                             ---------------------------------
                                                NUMBER OF PAGES
[ ]   PARTNER(S)    [ ]   LIMITED
                    [ ]   GENERAL                 August 14, 1996
                                            ---------------------------------
                                                 DATE OF DOCUMENT
[ ]   ATTORNEY-IN-FACT
[ ]   TRUSTEE(S)
[ ]   GUARDIAN/CONSERVATOR
[ ]   OTHER: ___________________
      __________________________

                                                  NO   OTHER   SIGNERS
                                          ------------------------------------
SIGNER IS REPRESENTING:                   SIGNER(S) OTHER THAN NAMED ABOVE
NAME OF PERSON(S) OR ENTITY(IES):

___________________________________
___________________________________

                                                              EXHIBIT 10(d)
                                                              -------------

                                                                BHL BANK
                                                         (Company No. 1147-M)
                                                      Ban Hin Lee Bank Berhad
                                                   (Incorporated in Malaysia)

                                                      PRIVATE & CONFIDENTIAL

AZ/KC/96/APPLIED MAGNETICS

27 September 1996

The Directors
Applied Magnetics (M) Sdn Bhd
Plot 201,
Bayan Lepas FIZ-Phase 3,
11900 Penang

Dear Sirs,

RE:     BANKING FACILITIES

                                                               Interest/
                                                               Commission
                                                               Rate/Period of
               Facilities             Limit                    Financing
               ----------             -----                    ---------
i.             OD/LC/ TR/USD          RM20,000,000-00
               TR/BA/TDG/LBEP/
               FBEP/LBNLC/FBNL
               C/BG

               US Dollar Trust                                 Financing in US
               Receipt (USD TR)                                Dollars:
                                                               SIBOR + 1.5%
                                                               p.a.
                                                               Maximum tenor
                                                               120 days.

               Foreign Bills                                   Financing in
               Negotiated                                      Ringgit:
               under                                           As per the
               Letter of                                       LBNLC rate.
               Credit                                          Financing in
               (FBNLC)                                         foreign
                                                               currency:
                                                               SIBOR + 1.5%
                                                               p.a.

ii.            Foreign                RM30,000,000-00
               Exchange
               Forward
               Contract
               Facility
               (FOREX)

iii.           Post-shipment          RM10,000,000-00
               ECR/BA/LBEP/
               FBEP/LBNLC/
               FBNLC

               Foreign Bills                                   Financing in
               Negotiated                                      Ringgit:
               under Letter of                                 As per the
               Credit (FBNLC)                                  LBNLC rate.
                                                               Financing in
                                                               Foreign
                                                               Currency:
                                                               SIBOR + 1.5%
                                                               p.a.
We refer to the above matter.

As requested, we are pleased to advise that the Bank has agreed to change the interest rate for the USD TR and FBNLC facilities to SIBOR + 1.5% p.a.

Our current Base Lending Rate (BLR) is 9.20% per annum.

All other terms and conditions remain unchanged as per Letter of Offer dated 6 August 1996.

Servicing Branch:     Ban Hin Lee Bank Berhad
                      90 Jalan Mayang Pasire
                      Bandar Bayan Baru
                      11950 Bayan Lepas
                      Penang

Please confirm your acceptance of the above by signing and returning the duplicate copy of this letter to us.

Yours faithfully,
for     Bam Hin Lee Bank Berhad
        Bayan Baru Branch


        /s/ Ahmad Zulaime Bin Mohd Zain
        --------------------------------
        Ahmad Zulaime Bin Mohd Zain
        Manager

Confirmed


/s/Dr. John S. Foster        /s/Muhammad Nasir Haji Hanifah
----------------------       -------------------------------
Dr. John S. Foster           Muhammad Nasir Haji Hanifah
Managing Director            (Finance Director)

                                                     29/10/96
-------------------------------                --------------------
Signature(s) & Company's stamp                      Date

APPLIED MAGNETICS (M) SDN,BHD
Plot 201, Bayan Lepas Free Trade Zone
11900 Penang, Malaysia.

GET/AZ/HYT/96/APPLIED MAGNETICS                         [BHL BANK LOGO]

6 August 1996

The Directors                               Ban Hin Lee Bank Berhad
Applied Magnetics (M) Sdn Bhd       (Incorporated in Malaysia)
Plot 201,
Bayan Lepas FIZ-Phase 3,
11900 Penang

Dear Sirs/Madam:                                        PRIVATE & CONFIDENTIAL

RE:     BANKING FACILITIES
------------------------------------------------------------------------------


We are pleased to advise that the Bank has agreed to grant you the following facilities subject to your acceptance of the following salient terms and conditions:-

Borrower   :          Applied Magnetics (M) Sdn Bhd
                      Plot 201
                      Bayan Lepas FIZ-Phase 3
                      11900 Penang

Lender  :             Ban Hin Lee Bank Berhad
(The Bank)            43, Beach Street
                      10300 Penang

Current Account No.:  To be opened.

TYPES, LIMIT & INTEREST RATE OF CREDIT FACILITIES
-------------------------------------------------

                                                             Interest/
                                                             Commission
                                                             Rate/Period of
         Facilities              Limit                       Financing
         ----------              -----                       ---------
i.       Overdraft               RM20,000,000-00             BLR + 1.0% p.a.
         (OD)/                                               Sublimit to
                                                             RM100,000-00

         Letter of                                           Sight LC:
         Credit                                              Association of
         (LC)/                                               Banks in Malaysia
                                                             (ABM) rate,
                                                             currently 0.1% per
                                                             month (min RM10)
                                                             Usance LC:
                                                             Additional 0.1%
                                                             per month on
                                                             usance period (min
                                                             - RM10) of 90 days
                                                             Interest on Inward
                                                             Bills under LC
                                                             (IBLC):
                                                             Financing in
                                                             Ringgit:
                                                             BLR + 1.0% p.a.,
                                                             currently 10.35%
                                                             p.a.
                                                             Financing in
                                                             Foreign Currency:
                                                             the Bank's foreign
                                                             currency interest
                                                             rate.

         Trust Receipt                                       Financing in
         (TR)/                                               Ringgit:
                                                             BLR + 1.0% p.a.,
                                                             currently 10.35%
                                                             p.a.
                                                             Maximum tenor 120
                                                             days.

         US Dollar                                           Financing in US
         Trust Receipt                                       Dollars:
         (USD TR)/                                           the Bank's US
                                                             Dollar Base Trust
                                                             Receipt rate (USD
                                                             BTR) 1.5% p.a.
                                                             Maximum tenor 120
                                                             days.

         Bankers                                             Acceptance
         Acceptances                                         Commission @ 1.0%.
         (BA)/                                               interest rate at
                                                             the Bank's
                                                             prevailing BA
                                                             discount rate.
                                                             LC term, BA is for
                                                             a maximum of 180
                                                             days.

         Transport                                           Commission: ABM
         Document                                            rate, currently
         Guarantee                                           0.1% for the first
         (TDG)/                                              3 months,
                                                             additional 0.5%
                                                             p.a. from fourth
                                                             month onward (min
                                                             RM10).

         Local Bills of                                      Interest:
         Exchange                                            BLR + 1.0% p.a.
         Purchased                                           currently 10.35%
         (LBEP)/                                             p.a.
                                                             Commission: ABM
                                                             rate,
                                                             currently 0.1%
                                                             flat (min RM5, max
                                                             RM500).

         Foreign Bills                                       Financing in
         of Exchange                                         Ringgit:
         Purchased                                           As per the LBEP
         (FBEP)/                                             rate.
                                                             Financing in
                                                             Foreign currency:
                                                             SIBOR + 1.50%

         Local Bills                                         Interest:
         Negotiated                                          BLR + 1.0% p.a.,
         under Letter                                        currently 10.35%
         of Credit                                           p.a.
         (LBNLC)/                                            Commission: ABM
                                                             rate,
                                                             currently 0.1%
                                                             flat (min RM5, max
                                                             RM500).

         Foreign Bills                                       Financing in
         Negotiated                                          Ringgit:
         under Letter                                        As per the LBNLC
         of Credit                                           rate.
         (FBNLC)/                                            Financing in
                                                             Foreign currency:
                                                             the Bank's foreign
                                                             currency interest
                                                             rate.

         Bank Guarantee                                      Commission: 1.0%
         (BG)/                                               p.a. or min RM50-
                                                             00 (on per year
                                                             basis whichever is
                                                             higher.
                                                             Sublimit to
                                                             RM500,000-00.

ii.      Foreign                 RM30,000,000-00
         Exchange
         Forward
         Contract
         Facility
         (FOREX)

iii      Post-shipment           RM10,000,000-00             RNM ECR funding
 .        Export Credit                                       rate + 1.0%.
         Refinancing                                         Currently 7.70%.
         (Post-shipment
         ECR)/

         Bankers                                             Acceptance
         Acceptances                                         Commission @ 1.0%,
         (BA)/                                               interest rate at
                                                             the Bank's
                                                             prevailing BA
                                                             discount rate.
                                                             To finance
                                                             exports/sales.

         Local Bills of                                      Interest:
         Exchange                                            BLR + 1.0% p.a.
         Purchased                                           currently 10.35%
         (LBEP)/                                             p.a.
                                                             Commission: ABM
                                                             rate,
                                                             currently 0.1%
                                                             flat (min RM5, max
                                                             RM500).

         Foreign Bills                                       Financing in
         of Exchange                                         Ringgit:
         Purchased                                           As per the LBEP
         (FBEP)/                                             rate.
                                                             Financing in
                                                             Foreign currency;
                                                             SIBOR + 1.50%

         Local Bills                                         Interest:
         Negotiated                                          BLR + 1.0% p.a.,
         under Letter                                        currently 10.35%
         of Credit                                           p.a.
         (LBNLC)                                             Commission: ABM
                                                             rate,
                                                             currently 0.1%
                                                             flat (min RM5, max
                                                             RM500).

         Foreign Bills                                       Financing in
         Negotiated                                          Ringgit:
         under Letter                                        As per the LBNLC
         of Credit                                           rate.
         (FBNLC).                                            Financing in
                                                             Foreign currency:
                                                             the Bank's foreign
                                                             currency interest
                                                             rate.

Our current Base Lending Rate (BLR) is 9.35% per annum.

Bank Negara Malaysia (BNM) funding rate is currently 6.70% per annum.

For the purpose of this Letter of Offer, the term interest rate and prescribed rate of interest shall be used interchangeably.


PURPOSE

The banking Facilities shall be used by the Borrower for the purpose made known herein. In the event the Borrower requires or proposes or intends to use the facility for any other purpose, written consent from the Bank must first be obtained by the Borrower.

OD                       For working capital.
LC                       To facilitate payment for purchases of
                         raw materials, goods and/or
                         machineries.
TR/USD TR                For financing of bills drawn under the
                         Bank's LC only.
BA                       To finance purchases and sales of
                         goods against collection bills/bills
                         under letters of credit.
TDG                      To indemnify carriers, shipping
                         companies and their agents for release
                         and delivery of goods without
                         presentation of original bills of
                         lading or documents of title in
                         instances where goods arrive before
                         receipt of documents of title that are
                         drawn under the Bank's letter of
                         credit.
LBEP                     To finance local sales of goods
                         against outward bills sent through the
                         bank on collection basis and/or
                         documents with discrepancies that are
                         drawn under domestic letters of
                         credit.
FBEP                     To finance export of goods against
                         outward bills sent through the Bank on
                         collection basis and/or documents with
                         discrepancies that are drawn under
                         export letters of credit.
LBNLC                    To finance local sales of goods
                         against documents that are drawn
                         without discrepancies under domestic
                         letter of credit.
FBNLC                    To finance export of goods against
                         documents that are drawn without
                         discrepancies under export letters of
                         credit.
BG                       As security deposit issued to
                         Government bodies, Semi-Government
                         bodies and Public Utilities Board.
FOREX                    To hedge against fluctuations in
                         exchange rates for trade related
                         transactions.

SECURITY

The borrower will provide the following security:-

a) Corporate Guarantee from the Borrower's ultimate holding company, Applied Magnetics Corporation for
        RM30,000,000-00.


INTEREST, COMMITMENT FEES, COMMISSION AND CHARGES

INTEREST & COMMISSION RATES

The Base Lending Rate (BLR) including mark-up, interest, penalty interest on the late payment and commission rates are subject to the changes by the Bank at the [sic] its absolute discretion without having to give notice to the Borrower.

INTEREST RATE ON EXCESSES

Should the Bank allow the Borrower to exceed the approved limit temporarily, such excesses will be charged at Base Lending Rate plus 4% per annum with the monthly rests or at such rate as shall be determined by the Bank from time to time.

INTEREST ON LATE PAYMENT

If the Borrower defaults in the payment on the due date of any one installment of the loan and/or interest to be paid, or default in the payment of any Bank charges, the Borrower shall pay an additional interest at the rate of 1% per annum or such other rate as may be fixed from time to time at the absolute discretion of the Bank above the prescribed rate on the installment and/or interest to be paid and/or other sum in arrears calculated from the due date until the date of payment. Penalty interest is debited to the account monthly.

INTEREST ON OVERDUE TRUST RECEIPT/BANKERS ACCEPTANCE/IBLC

For overdue Trust Receipts, Bankers Acceptance or IBLC, the outstanding amount will be charged at Base Lending Rate plus 4% per annum with monthly rests or at such rate as shall be determined by the Bank from time to time.

INTEREST ON OVERDUE OVERDRAFT

If a Borrower defaults in payment of any sums due on the overdraft, interest at the rate of 4% plus Base Lending Rate per annum with monthly rests or such other rate as shall be determined from time to time by the Bank shall be charged on all sums due from the due date to the date of payment.

COMPOUND INTEREST

The rights of the Bank to charge compound interest as herein conferred shall subsist notwithstanding that the Bank shall have served on the Borrower(s) any demand for payment of any sums outstanding to the Bank from the Borrower and notwithstanding that the banker-customer relationship between the Bank and the Borrower(s) shall have ceased whether by termination of the loan/overdraft facility herein or by any reason whatsoever.

COMMITMENT FEES ON OVERDRAFT

A commitment fee of 1.0% per annum with monthly rests, in accordance with the rules of the Association of Banks Malaysia, will be charged on the unutilized portion of the Borrower's overdraft facility and debited to the Borrower's account accordingly.

COMMISSION ON BANK GUARANTEE

A commission of 1% per annum subject to a minimum of RM50-00 shall be charged for the full liability period (inclusive of the claim period) of the Guarantee issued. Where a Guarantee does not have a claim period, additional commission of 1.0% per annum shall be charged from the date of expiry to the date of return of the Guarantee or on receipt of notification from the beneficiary that the Bank is no longer liable under the Guarantee.

DOCUMENTATION REQUIREMENTS

i. Acceptance of this Letter of Offer together with an effective Resolution by the Borrower's Board of Directors accepting the banking facilities and agreeing to the terms and conditions stipulated herein.

ii. Completion of all security documents relating to the provision of above mentioned security as deemed necessary by the Bank.


DISBURSEMENT/DRAWDOWN

The banking facilities are only available for disbursement or drawdown upon the following:

a)      completion of the legal documentation;

b) Upon the written advice of the Bank to utilize the facilities.


BANKERS ACCEPTANCE

UTILIZATION

Utilization of BA is subject to the following conditions:-

i.      Strict compliance with all guidelines imposed by Bank
        Negara Malaysia (BNM) and/or any other regulatory authorities which may be amended and/or revised from time to time;

ii. All applications for utilization of the facilities are for genuine trade transactions only and must be made on the Bank's standard form. Utilization of the facilities are subject to the terms and conditions contained in the Bank's standard application form as well as any written agreement between the Bank and the customer;

iii. The Bank reserves the right not to extend financing and/or impose its own conditions in addition to BNM's guidelines without having to give any reasons thereto.

BANK GUARANTEE

GUARANTEE CALLED UPON

In the event the Bank is called upon to make payment under the Banker's Guarantee issued (upon request by your goodself), the Bank is given the authority, irrevocably and unconditionally (by the Borrower) to honor its obligation to pay under the Bankers Guarantee, and, in doing so such amounts shall be immediately due and payable from your goodselves. The Bank is further hereby authorized to debit the Borrower's account or accounts or set off any deposit(s) pledged as security at any of the Bank's Branches with the amount of payment made under or in respect of the guarantee notwithstanding any instruction not to pay that the Bank receive from the Borrower.

EXPIRED BANK GUARANTEE

All Bank Guarantees with or without a claim period are to be returned upon the expiry of claim period, to the Bank for cancellation.

In the event the Bank Guarantee is not returned to the Bank for cancellation for any reason whatsoever and the Bank is called upon to make payment under the Bank Guarantee at any time thereafter (as before or after the claim period), the Bank is given the authority irrevocably and unconditionally to pay, defend, settle or compromise any claim or any actions suits or proceedings which may be brought against the Bank in respect of such claim and it is further expressly agreed that the decision of the Bank to pay, defend, settle or compromise any claim is at the sole discretion of the Bank.

Any amounts paid by the Bank to a claimant and any expenses, damages, costs incurred by the Bank in defending such claim shall forthwith be due and immediately be payable by your goodselves.

It is expressly agreed that in the event the Bank Guarantee is not returned to the Bank or cancellation, the Bank shall be entitled to withhold the release or discharge of any security held in respect of the Bank Guarantee until such item that the Bank Guarantee is returned and canceled. In the event of a claim made as stated in the preceding paragraphs, the Bank reserves the right to withhold the discharge of such security until the settlement of such claim.

FORWARD FOREIGN EXCHANGE CONTRACT

UTILIZATION

Utilization of the Forward Foreign Exchange Contracts are subject to the following conditions:-

i. The Forward contracts entered into by the Borrower are to hedge against fluctuations in exchange rates for genuine underlying foreign currency denominated trade-related transactions. There must be strict compliance with the Malaysian Exchange Control Act 1953 on Dealings in Gold and Foreign Currency as stated in Exchange Control Malaysia Notice No. 2 (ECM 2) or any other ECM notice which may be amended by Bank Negara Malaysia or the relevant authorities from time to time.

ii. Utilization of the forward foreign exchange contracts are subject to the terms and conditions contained in the Bank's standard Agreement and Risk Disclosure Statement form as well as any written agreement between the Bank and the Borrower.


THE RIGHTS OF THE BANK

RIGHT TO RECALL FACILITIES

The banking facilities granted herein are subject to review by the Bank at any time before or after full disbursement and may, at the absolute discretion of the Bank be varied/freezed/ recalled/terminate or restructured upon such review.

RIGHT TO AMEND TERMS & CONDITIONS

The Bank reserves the right to amend existing terms and conditions on the above facilities by giving written notice to the Borrower. All notices given or made, delivered or mailed, shall be deemed to have been given or made when so delivered or mailed.

RIGHT TO DEBIT ACCOUNT

The Bank reserves the right to debit the current account of the Borrower at any of the Bank's Branches in respect of any interest, fees, charges, disbursements or any amount howsoever described payable by the Borrower.

RIGHT OF DISCLOSURE

The Bank is at liberty to divulge, disclose, reveal and forward information relating to the Borrower's banking accounts to any credit bureau or agencies as may be approved or directed by Bank Negara Malaysia or Association of Banks in Malaysia, or any authorities having power in that behalf without prior notice to or consent from the Borrower and without being liable to the Borrower in any manner whatsoever.

RELATIONSHIP BETWEEN BORROWER & BANK'S EMPLOYEES

The approval and continual utilization of the above facility/ facilities is/are strictly conditional that neither the Borrower nor the Borrower's managers, shareholders, agents, guarantors are directly related to any of the Bank's and its subsidiaries' present or future employees either as parents, spouses or children. The Bank reserves the right to recall the entire facility/facilities should the above conditions be not complied with.

RIGHT OF DISCLOSURE TO GUARANTOR

The Bank is authorized to divulge, disclose, reveal and forward information relating to the Borrower's banking account to the guarantor(s).


OTHER TERMS & CONDITIONS

PAYMENT ON DEMAND

Overdraft facility/facilities granted by the Bank is/are repayable on demand at any time the Bank deems fit.

CONCLUSIVE EVIDENCE

A statement signed by the Bank's authorized signatories as to the money and liabilities for the time being due or incurred to the Bank by you should be final and conclusive evidence against you for all purpose.

LEGAL FEES AND INCIDENTAL FEES/CHARGES

All legal fees and disbursements including the solicitors' costs and expenses incurred by the Bank arising from or incidental to the preparation and completion of the security documents pertaining to these banking facilities shall be for the account of the Borrower and payable by the Borrower prior to the release of the facility/facilities notwithstanding the facilities may be canceled for any reason whatsoever prior to the Borrower's utilization thereof or if unutilized whether in part or in whole.

If any amounts owing shall be required to be recovered by the Bank through the process of the law, the Borrower shall pay all fees & expenses including solicitor's fee (on a client & solicitor basis) incurred by the Bank in respect of such collection.

FINANCIAL STATEMENT

A copy of the latest audited Profit & Loss Account and Balance
Sheet of the Borrower shall be given to the Bank within one month form [sic] date of the auditor's report.

COMPANY/BANKURPTCY SEARCH

A search of the relevant office shall be conducted by the Bank on the borrower, guarantor, chargor, pledgor and all related parties as and when required, and all fees/sums/expenses shall be for the Borrower's account. The Bank reserves the right not to release or allow drawdown of the facilities pending confirmation of the search.

BANK NEGARA MALAYSIA (BNM) AND/OR OTHER REGULATORY GUIDELINES

Utilization of the banking facilities are strictly subject to full compliance with BNM and/or other regulatory guidelines that may be imposed, amended or revised from time to time.

EXCHANGE CONTROL MALAYSIA

The releases of the banking facilities are strictly subject to full compliance with the Exchange Control Malaysia Ruling.

Servicing Branch:            Ban Hin Lee Bank Berhad
                             90 Jalan Mayan Pasir
                             Bandar Bayan Baru
                             11950 Bayan Lepas
                             Penang

                              Telephone: 04-6432532
                              Manager:       Ahmad Zulaime Bin Mohd Zain

Please confirm your acceptance of this Letter of Offer by signing and returning the duplicate of this Letter within fourteen (14) days from the date hereof, failing which the Bank may at its absolute discretion treat the offer as lapsed.

This Letter of Offer cancels and supersedes all our previous
Letter of Offer to you.

Yours faithfully,
For BAN HIN LEE BANK BERHAD



/s/ Dato' Goh Eng Toon
--------------------------------
Dato' Goh Eng Toon
Chairman & Chief Executive

We hereby covenant and declare that we have been advised by the Bank to seek Independent Legal Advise on the effects and consequences of us signing this Letter of Offer and acceptance and agree that the provisions contained herein shall be binding on us, regardless of whether we have resorted to any such advice.

Having read and fully understood this Letter of Offer, we accept the above facilities, subject to the terms and conditions herein.


/s/ Dr. John S. Foster                       14 August 1996
-------------------------                    ---------------------
Signature(s) & Firm's Stamp                  Date

-/hyt                                        /s/Muhammad Nasir Haji
Dr. John S. Foster                           Hanifah
Managing Director
                                             MUHAMMAD NASIR HAJI HANIFAH
APPLIED MAGNETICS (M) SDN.                               (Finance Director)
BHD.
Plot 201.                                    APPLIED MAGNETICS (M) SDN.
BAYAN LEPAS FREE INDUSTRIAL                  BHD.
ZONE                                         Plot 201, Bayan Lepas Free
11900 PENANG, MALYASIA                       Trade Zone
                                             11900 Penang, Malaysia

                                                              EXHIBIT 10(e)
                                                              -------------
BHL BANK
Ban Hin Lee Bank Berhad
                                 CORPORATE GUARANTEE


TO:     BAN HIN LEE BANK BERHAD
        Bayan Baru Branch
        ----------------------------


        We, Applied Magnetics Corporation, a company incorporated in United States of America and having its registered office at No.

        HEREBY ENTER into this Guarantee in favour of BAN HIN LEE
BANK BERHAD.


                                    ARTICLE I
                          DEFINITION AND INTERPRETATION

SECTION 1.01  DEFINITION

        Except where the context otherwise requires or unless this Guarantee otherwise provides, all words and expressions when used or referred to in this Guarantee shall have the meanings as that provided for hereunder:

"Address for Service"        (a)    LENDER

                             (b)    GUARANTOR

"Borrower"                          Applied Magnetics (M) SDN. BHD.
                                    and its
                                    successors-in-titles.

"Guarantor"                         Applied Magnetics Corporation
                                    and includes its
                                    successors-in-title.

"Guarantee"                         this agreement and which includes
                                    all variation or amendments which
                                    may be made from time to time.

"Lender"                            BAN HIN LEE BANK BERHAD and its
                                    successors-in-title and assigns.

"Legal Process"                     Pleadings, all forms of originating
                                    processes, interlocutory
                                    applications of whatever nature,
                                    affidavits orders and such
                                    documents other than the aforesaid
                                    which are required to be served
                                    under the Rules of Court, notices
                                    required to be given to the other
                                    hereunder and correspondence
                                    between the parties hereto, notices
                                    under the Companies Act 1965.

"Facilities"                        refers collectively to the
                                    facilities granted to the Borrower
                                    by the Lender amounting to Ringgit
                                    30,000,000.00 or any one or more of
                                    them pursuant to the terms
                                    contained in the Lender's Letter of
                                    Offer and includes any part
                                    thereof.

"Letter of Offer"                   the letter of offer of the Lender
                                    to the Borrower dated.


SECTION 1.02  INTERPRETATION

(a) Words importing the singular number include the plural and vice versa.

(b) Words importing the masculine gander include the feminine and neuter genders.

(c) The words "hereof", "herein", "hereon", "hereinafter" and "hereunder", and words of similar import, when used in this Guarantee, shall, where the context requires or allows, refer to this Guarantee as a whole and not to any particular provision of this Guarantee.

(d) Reference herein to Sections are reference to Sections in this Guarantee unless otherwise specified.

(e) The headings and sub-headings in this Guarantee are inserted for convenience only and are to be ignored in construing the provisions of this Guarantee.

(f) Where an act is required to be done within a specified number of days after or from a specified date, the period is inclusive of and begins to run from the date so specified.

(g) A period of a month from the happening of an event or the doing of an act or thing shall be deemed to be inclusive of the day on which the event happens or the act or thing is or is required to be done.

(h) Any reference to statutes and the rules made thereunder includes all amendments which may be enacted from time to time.

                                    ARTICLE II
                                COVENANT TO REPAY

SECTION 2.01

        In consideration of the Lender's promise to grant the Facilities to the Borrower at our request and upon such terms as the Lender deems fit, we hereby irrevocably and unconditionally guarantee as principal debtor and not merely as surety the repayment to the Lender the Facilities together with interest, cost, charges and all other sums payable by the Borrower under the terms governing the Facilities in the event of the Borrower's default in the repayment of the Facilities or any part thereof or in paying the interest due thereon or any other sums payable or the breach of any terms governing the Facilities by the Borrower. Our liability herein is coextensive with that of the Borrower.


SECTION 2.02

        If and whenever the Borrower shall make default in the payment of any moneys due and payable to the Lender, we shall an demand by the Lender forthwith pay all moneys in regard to which such default has been made by the Borrower and any amount payable by the Borrower arising from such default as if we were the principal debtor.

SECTION 2.03

        This Guarantee is in addition to and not in substitution for any other rights which the Lender may have against the Borrower or any third party and may be enforced without first having recourse to any such rights and without taking any step or proceedings against the Borrower or any other guarantor or indemnifier.

SECTION 2.04

        This Guarantee shall cover all moneys whatsoever now or hereafter or from time to time owing to the Lender by the Borrower whether alone, or with another or others notwithstanding that the Borrower may at any time or from time to time cease to be so indebted for any period or periods and the Guarantee shall not be prejudiced by any conditional payment or satisfaction of the whole or any part of the moneys hereby secured or by any payments made to the Lender and held in a suspense account.

                                   ARTICLE III
                              CONTINUING LIABILITY

SECTION 3.01

        We hereby declare that our obligations herein shall not be discharged except by performance and then only to the extent of such performance. Such obligations shall not be subject to any prior notice to us with regard to any default of the Borrower and shall not be impaired by any extension of time or forbearance, or concession given to the Borrower or to us, or any assertion of, or failure to assert any right, or remedy against the Borrower or us, or in respect of any security created by or in pursuance of the terms of the letter of offer or any modification or amplification of the provisions thereof, or any failure of the Borrower to comply with any requirements, or any law regulations, or order in Malaysia or of any political sub-division or agency thereof.

SECTION 3.02

        We hereby declare that we shall not be discharged or
        released from this Guarantee by:

(a) any arrangement entered into or any composition accepted by the Lender modifying the rights and remedies of the Lender against the Borrower or any other party or both;

(b) any variation, or alteration of, or to the obligations terms stipulations covenants and undertakings pertaining to the Facilities;

(c) any forbearance on the part of the Lender to sue or to enforce any other remedy (including any security given by the Borrower or any other party or both), or otherwise;

(d) by the release of any one or more sureties or guarantors now or hereafter in respect of the Facilities;

(e) by any failure to take or perfect any security offered or agreed to be given by the Borrower or any other party or both.

        For the purpose of giving effect to the above, we hereby give our specific consent to all and any of the matters aforesaid.

SECTION 3.03

        Notwithstanding any provision to the contrary herein, this Guarantee shall in all respects and for all purposes be binding and operative until discharge by performance thereof.

SECTION 3.04

        We hereby declare that our liabilities and/or obligations created herein shall continue to be valid and binding for all purposes whatsoever notwithstanding any change by amalgamation, or reconstruction, or otherwise which may be made in our constitution or that of the Lender or the Borrower or both and it is hereby expressly declared that no change of any sort whatsoever in relation to or affecting us, the Lender or the Borrower shall in any way affect the liabilities and obligations created hereunder in relation to any transaction whatsoever whether past present or future.

SECTION 3.05

        This Guarantee shall be binding upon our successors-in-title.


                                    ARTICLE IV
                         REPRESENTATIONS AND WARRANTIES

SECTION 4.01

(1)     We hereby represent and warrant to the Lender that:

(a) We have the power or capacity to execute, deliver and perform the terms of this Guarantee;

(b) this Guarantee constitutes our legal valid and binding obligations in accordance with its terms;

(c)     the execution, delivery and performance of this Guarantee
        (i) does not and will not violate the provisions of any law, or regulation, or any order, or decree of any governmental authority, agency, or court to which we are subject or any mortgage, contract or other undertaking or instrument to which we are a party or which is binding upon us or our assets and (ii) does not and will not result in the creation or imposition of or any obligation to create or impose any mortgage, lien, pledge or charge on any of our assets pursuant to the provisions of any such mortgage, contract or other undertaking or other instrument;

(d) we are not in default under any agreement to which we are a party or by which we may be bound and no litigation, or arbitration or administrative proceedings are presently current, or pending, or threatened which default, or litigation, or arbitration, or administrative proceedings, as the case may be, might materially affect our solvency or might affect our ability to perform our obligations under this Guarantee;

(e) the indebtedness and other obligations incurred or to be incurred by us hereunder will rank at least pari passu in priority of payment and in all other respects with all our other general unsecured liabilities and obligations whether actual or contingent except for those which are preferred solely by statute.

(2)     We hereby further represent and warrant that:

(a) we are a company duly incorporated under the laws of Malaysia as a separate legal entity and have the full power and authority to own our assets and carry on our business as it is now being carried;

(b) we have taken all corporate and other action to authorise the execution and delivery of this guarantee;

(c) the execution, delivery and performance of this Guarantee will not exceed the power granted to us or violate the provisions or our Memorandum and Articles of Association;

(d) all our accounts (including all reports and statements thereto):

        (i) were prepared in accordance with accounting principles and practices generally accepted in Malaysia and consistently applied and have been prepared examined reported on and approved in accordance with the procedures required by our Memorandum and Articles of Association,

        (ii) together with the notes thereto, give a true and fair view of our financial condition as at that date for the period then ended, and

        (iii) together with those notes, disclose or reserve against all our liabilities (contingent or otherwise) as at that date all material unrealized and anticipated losses from any commitment entered into by us and which existed on that date; and

(e) there has been no material adverse change in our financial condition or operations.

SECTION 4.02

        We shall (i) deliver to the Lender as soon as they are available, but in any event within one hundred and twenty (120) days of the end of each of our financial years, our accounts for such financial year, which shall contain a profit and loss account and balance sheet, and (ii) supply the Lender with such additional financial information as the Lender may from time to time request including, but without limitation, half-yearly unaudited accounts and cash flow statements.


                                    ARTICLE V
                                   INDULGENCES

SECTION 5.01

        The Lender shall be at liberty without thereby affecting the Lender's rights against us grant to the Borrower any time or indulgence for the payment of moneys due to it or observance of any term, stipulation, covenant or undertaking on the part of the Borrower to be observed and performed under the terms of the Lender's Letter of Offer and of this Guarantee or to vary or substitute the securities held by the Lender or to release any such securities or part thereof and We hereby give our specific consent to all and any of the matters aforesaid.


SECTION 5.02

        We agree that the Lender shall have full power at its discretion to give time for payment or to make any other arrangements with any other person or persons or corporation without prejudice to this present Guarantee or any liability thereunder.


                                    ARTICLE VI
                      SECURITIES HELD BY AND FOR THE LENDER

SECTION 6.01

        This Guarantee shall be in addition to and shall not be in any way prejudiced or affected by any collateral or other security now or hereafter held by the Lender for all or any part of the Facilities hereby guaranteed nor shall such collateral or other security or lien to which the lender may be otherwise entitled or the liability of any person or persons or corporation not parties hereto for all or any part of the moneys hereby secured be in any way prejudiced or affected by this Guarantee. Further, we shall make no claim to any such collateral or other security or any part thereof or any interest therein unless and until the Lender shall have received the full amount guaranteed to it hereunder.

SECTION 6.02

        We hereby declare that we have not received any security from the Borrower for the giving of this Guarantee, or that the giving or the furnishing of any security whatsoever and of whatever nature by the Borrower or whomsoever constitutes a reason for the giving of this Guarantee or that the giving of all or any of the security aforesaid is a condition precedent to payment by us, or to our liability herein, and we agree that we will not, so long as the principal sums or any part thereof or any interest or any other sum from time to time due and payable by the Borrower shall remain outstanding, take any security from the Borrower in respect of our liabilities herein without first obtaining the consent of the Lender and we hereby agree that in the event of our taking such security it shall be held in trust for the Lender and forthwith be deposited with the Lender.


                                   ARTICLE VII
                                  SUBORDINATION

SECTION 7.01

        Until all moneys and liabilities due or incurred by the Borrower to the Lender have been paid or discharged in full, we will not by paying off any sum recoverable hereunder or by any other means or any other ground **********MISSING PAGES******* claim any set-off or counterclaim, or proof against any dividend, composition, or payment by the Borrower or any other security which the Lender may now or hereafter hold for any moneys or liabilities due or incurred by the Borrower to the Lender.

SECTION 7.02

        We hereby expressly agree with the Lender to subordinate any and all loans advanced by us to the Borrower and our rights as lender thereunder to the Facilities and all the rights of the Lender with respect to the Facilities. Without prejudice to the generality of the foregoing We hereby undertake to the Lender that at all times during the continuance of the Facilities, we will not (without the prior consent of the Lender which the Lender may give or withhold without assigning any reason whatsoever) demand or accept from the Borrower repayment of any loan advanced by us to the Borrower or any part thereof and in the event of our accepting such repayment the moneys so received shall be deemed to be received in trust for the Lender and shall forthwith be paid over to the Lender.

SECTION 7.03

        Without limitation to the generality of Sections 7.01 and
7.02 hereof, we hereby declare that we shall not prove in the winding-up of the Borrower in respect of any loans advanced by us to the Borrower unless and until all moneys and liabilities due or incurred by the Borrower to the Lender have been paid or discharged in full.

SECTION 7.04

        For the purpose of enabling the Lender to sue the Borrower or to prove against it for the whole of the moneys owing by the Borrower to the Lender, the Lender may at any time place and keep for such time as it may consider prudent any money received, recovered or realised hereunder to and at a suspense account to our credit or of such other person or persons or transaction (if any) as the Lender shall think fit without any intermediate obligation on the part of the Lender to apply such money or any part thereof in or towards the discharge of the money owing as aforesaid or any intermediate right on our part to sue the Borrower or prove against its assets in competition with or so as to diminish any dividend or advantage that would or might come to the Lender or to treat the liability of the Borrower as diminished.


                                  ARTICLE VIII
                                  MISCELLANEOUS

SECTION 8.01

        If the Borrower shall in any respect fail to perform any of its obligations governing the Facilities or commits any breach of its obligations pertaining thereto then we shall, in addition to our liability herein, as a separate covenant indemnify the Lender and its respective assigns and successors-in-title against all losses, damages, costs, expenses or otherwise which may be incurred by the Lender by reason of any default on the part of the Borrower in performing and observing the agreements, conditions, covenants and undertakings on its part to be observed and performed.

SECTION 8.02

        Time wherever mentioned shall be of the essence.

SECTION 8.03

        It is hereby agreed that any admission acknowledgment in writing by the Borrower, or by any person authorised on behalf of the Borrower, or a judgment (by default or otherwise obtained against the Borrower), or a statement of account in writing showing the indebtedness of the Borrower in relation to the subject matter of this Guarantee which is duly certified by an authorised officer of the Lender shall except for manifest error be binding and conclusive evidence against us and our successors-in-title (as the case may be) for whatever purpose including as being conclusive evidence of indebtedness in a court of Law.

SECTION 8.04

        This Guarantee shall be governed and construed in all respects in accordance with the laws of the States of Malaysia and the parties hereto hereby submit to the jurisdiction of the Courts of the States of Malaysia in all matters connected herewith under this Guarantee and We hereby further agree that the service of any Legal Process may be made in the manner set out in Section 8.05

SECTION 8.05

(a) The service of any Legal Process may be given by prepaid registered post sent to the respective Address for Service of the parties hereto and such Legal Process shall be deemed to have been duly served after the expiration of five (5) days from the date it is posted.

(b) No change in the Address for service howsoever brought about shall be effective or binding or either party unless that party has given to other actual notice of the change of Address for service and nothing done in reliance on Section
        8.05 (a) shall be affected or prejudiced by any subsequent change in the Address of Service over which the other party has no actual knowledge of at the time the act or thing was done or carried out.

SECTION 8.06

        We hereby acknowledge that we are fully aware of the terms and conditions contained in the Lender's Letter of Offer and that We have not either collectively or individually agreed to enter into this Guarantee on condition that any other third party or parties shall join as co-surety or co-sureties. Accordingly the failure of any third party or parties to stand as additional surety or sureties to us to execute this Guarantee or any other guarantee shall not prejudice our liabilities herein.

SECTION 8.07

        Each and every term contained herein are severable from the other so that no term which may be unenforceable in law shall affect the legality of any or all of the other provisions contained herein.


        IN WITNESS WHEREOF we have hereto affixed our Common Seal this day of August 13, 1996




The common Seal of                  )
                                    )
                                    )
                                    )
                                    )
was hereunto affixed in             )
the presence of:                    )

/s/Bernice Williams


APPLIED MAGNETICS CORPORATION

DIRECTOR                                     DIRECTOR SECRETARY


By /s/ Craig D. Crisman                      By /s/ Peter T. Altavilla
   -------------------                         ------------------------
      Craig D. Crisman                          Peter T. Altavilla

  ITS Chairman and Chief                        ITS Controller
         Executive Officer

CALIFORNIA ALL-PURPOSE ACKNOWLEDGMENT                          No. 5907

State of California
         ------------------
County of Santa Barbara
          -----------------
On Aug. 15, 1996 before me, Bernice Williams Notary Public,
   --------------           ------------------------------
       Date                 Name, Title of Officer - E.G.,
                            "JANE DOE, NOTARY PUBLIC"

personally appeared Craig D. Crisman and Peter T. Altavilla
                             ----------------------------------------
                                    Name of Signer(s)
[ X ] personally known to me - OR -
                                    [  ]    proved to me on the basis of
                                            satisfactory evidence to be
                                            the person(s) whose name(s)
                                            are subscribed to the within
                                            instrument and acknowledged to
                                            me that they executed the same
                                            in their authorized
                                            capacity(ies), and that by
                                            their signature(s) on the
                                            instrument the person(s), or
                                            the entity upon behalf of
                                            which the person(s) acted,
                                            executed the instrument.

                                            WITNESS my hand and official seal.

                                            /s/    Bernice Williams
                                            --------------------------------
                                            Signature of Notary
[seal] Bernice Williams
          Comm. #993654
          Notary Public - California
          Santa Barbara County
          My Comm. Expires May 14, 1997

                                    OPTIONAL

Though the date below is not required by law, it may prove valuable to persons relying on the document and could prevent fraudulent reattachment of this form.

CAPACITY CLAIMED BY SIGNER                  DESCRIPTION OF ATTACHED
                                                   DOCUMENT

[    ]  INDIVIDUAL
[ X  ]  CORPORATE OFFICER

Director & Director/Secretary                 Corporate Guarantee
-----------------------------                ---------------------
        TITLE(S)                           TITLE OR TYPE OF DOCUMENT

[  ]    PARTNERS      [    ] LIMITED
                      [    ] GENERAL               6
                                             ---------------------
                                              NUMBER OF PAGES
[    ]  ATTORNEY-IN-FACT
[    ]  TRUSTEE(S)
[    ]  GUARDIAN/CONSERVATOR
[    ]  OTHER:_________________               August 13, 1996
          _______________________           -------------------
          _______________________            DATE OF DOCUMENT

SIGNER IS REPRESENTING:
NAME OF PERSON(S) OR ENTITY(IES)
Applied Magnetics Corporation                 No Other Signers
-------------------------------           -----------------------
-------------------------------            SIGNER(S) OTHER THAN
                                                NAMED ABOVE

                                                                  Exhibit 11
                                                                  ----------

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------
                                 (in thousands)


                                                  For the three months ended
                                                 December 28,    December 30,
                                                 ------------    ------------

                                                       1996            1995
                                                       ----            ----
Primary Earnings Per Share:

          Net income                              $    31,872    $    9,028
                                                  ===========    ==========
          Shares
            Weighted average common
              shares outstanding                       23,267        22,698
            Dilutive effect of stock options            1,265         1,076
                                                   ----------     ---------
            Weighted average number of
              common shares outstanding                24,532        23,774
                                                    =========     =========

            Primary earnings per common share     $      1.30     $    0.38
                                                  ===========     =========
Fully Diluted Earnings Per Share:

          Net income                              $    31,872    $    9,028
          Interest expense related to
            convertible subordinated
            debentures, net of tax effect               2,035            -
                                                  -----------    ----------
              Net income as adjusted              $    33,907    $    9,028
                                                  ===========    ==========

          Shares
            Weighted average common shares
              outstanding                             23,267        22,698
          Dilutive effect of stock options             1,411         1,175
          Assuming conversion of convertible
            subordinated debentures                    6,183            -
                                                  -----------   ----------
          Weighted average number of common
            shares outstanding as adjusted            30,861        23,873
                                                  ===========   ===========
          Fully diluted earnings per common share $     1.10     $    0.38
                                                  ===========   ===========


                                      -14-