Form 10-Q
period 1997-03-29
APPLIED MAGNETICS CORP
filed 1997-05-13
CIK 6948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 29, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 23,782,811 $.10 par value common stock as of May 6, 1997.

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
        --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended
September 28, 1996.

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited
                 (In thousands except share and per share data)


                                For the three months ended       For the six months ended
                                March 29,        March 30,       March 29,      March 30,
                                ---------        ---------       ---------      ---------

                                  1997              1996             1997           1996
                                  ----              ----             ----           ----

Net sales                       $ 126,311        $  86,706       $ 247,938      $ 181,415
Cost of sales                      77,762           61,409         152,792        132,604
                                   ------           ------         -------        -------
  Gross profit                     48,549           25,297          95,146         48,811
                                   ------           ------          ------         ------

Research and development expenses  10,815           13,972          21,963         27,287
Selling, general and
  administrative expenses           2,288            1,890           4,332          3,561
Terminated merger costs             2,906                -           2,906              -
                                    -----            -----           -----          -----
Total operating expenses           16,009           15,862          29,201         30,848
                                   ------           ------          ------         ------
Income from operations             32,540            9,435          65,945         17,963

Interest income                     2,075              569           3,937          1,107
Interest expense                   (3,166)          (1,293)         (6,317)        (2,719)
Other income, net                     158              167             437          1,656
                                    -----            -----           -----          -----
Income before taxes                31,607            8,878          64,002         18,007
Provision for income taxes            516              182           1,039            283
                                    -----            -----           -----          -----
Net income                      $  31,091        $   8,696       $  62,963      $  17,724
                                =========        =========       =========      =========
Net income per share:
   Primary                          $1.24            $0.36           $2.54          $0.74
                                =========        =========       =========      =========
   Fully diluted                    $1.06            $0.30           $2.16          $0.60
                                =========        =========       =========      =========
Weighted average number of
  common shares outstanding
    Primary                    24,991,769       23,893,592      24,761,753     23,834,031
                               ==========       ==========      ==========     ==========
    Fully diluted              31,178,345       30,077,009      31,019,823     30,066,409
                               ==========       ==========      ==========     ==========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                                     ASSETS
                                                  March 29,       September 28,
                                                    1997              1996
Current Assets:                                     ----              ----
  Cash and cash equivalents                       $  155,282        $  127,400
  Accounts receivable, net                            61,254            43,403
  Inventories                                         51,666            35,980
  Prepaid expenses and other                           9,009            10,122
                                                    --------          --------
                                                     277,211           216,905
                                                    --------          --------
Property, plant and equipment, at cost               331,950           288,856
Less-accumulated depreciation                       (169,800)         (155,134)
                                                    --------          --------
                                                     162,150           133,722
                                                    --------          --------
Other assets                                           9,012             8,823
                                                    --------          --------
                                                  $  448,373        $  359,450
                                                  ==========        ==========
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt               $       38        $    1,865
  Bank notes payable                                  50,644            45,789
  Accounts payable                                    54,091            32,314
  Accrued payroll and benefits                        11,770            11,001
  Other current liabilities                            6,637             8,054
                                                     -------           -------
                                                     123,180            99,023
                                                     -------           -------
Long-term debt, net                                  115,107           116,263
                                                     -------           -------
Other liabilities                                      4,153             4,465
Shareholders' Investment:                            -------           -------
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding         -                 -
  Common stock, $.10 par value, authorized
    40,000,000 shares, issued 23,739,593 shares at
    March 29, 1997 and 23,283,047 shares at
    September 28, 1996                                 2,374             2,328
  Paid-in capital                                    188,603           185,378
  Retained earnings (deficit)                         16,150           (46,813)
                                                    --------           --------
  Treasury stock, at cost                            207,127           140,893
  (116,995 shares as of March 29, 1997 and
  September 28, 1996)                                 (1,194)          (1,194)
                                                    --------          --------
                                                     205,933          139,699
                                                    --------          --------
                                                  $  448,373        $ 359,450
                                                  ==========        ==========
The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                   For the six months ended
                                                    March 29,         March 30,
                                                      1997              1996
                                                      ----              ----
Cash flows from Operating Activities:
  Net income                                      $   62,963       $   17,724
  Adjustments to derive cash flows:
    Depreciation and amortization                     17,955           13,932
    Changes in assets and liabilities
        Accounts receivable                          (17,851)         (10,034)
        Inventories                                  (15,686)           2,158
        Prepaid expenses and other                     1,113            1,010
        Accounts payable                              21,777           (4,767)
        Accrued payroll and benefits                     769            1,371
        Other assets and liabilities                  (1,332)          (1,113)
                                                    --------         --------
    Net cash provided by operating activities         69,708           20,281
                                                    --------         --------
Cash flows from Investing Activities:
  Additions to property, plant and equipment         (46,704)         (28,475)
  Notes receivable                                        56            1,071
                                                    --------         --------
    Net cash used in investing activities            (46,648)         (27,404)
                                                    --------         --------
Cash flows from Financing Activities:
  Proceeds from issuance of convertible
  subordinated debentures                                  -          115,000
  Proceeds from issuance of debt                     107,747           78,935
  Repayment of debt                                 (105,990)         (98,385)
  Payment of debt issuance costs                           -           (3,842)
  Proceeds from stock options exercised, net           3,262            1,460
                                                    --------         --------
    Net cash provided by financing activities          5,019           93,168
                                                    --------         --------
Effect of Exchange Rate Changes on Cash
  and Equivalents                                       (197)            (344)
                                                    --------         --------
Net Increase in Cash and Equivalents                  27,882           85,701
                                                    --------         --------
Cash and Equivalents at Beginning of Period          127,400           48,236
                                                    --------         --------
Cash and Equivalents at End of Period             $  155,282        $ 133,937
                                                  ==========        =========
The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                (March 29, 1997)

Note A: Inventories
-------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                                              March 29,         September 28,
                                                1997                 1996
                                                ----                 ----
Purchased parts and
 manufacturing supplies                       $22,573              $10,957
Work in process                                26,590               21,601
Finished goods                                  2,503                3,422
                                              -------              -------
                                              $51,666              $35,980
                                              =======              =======

Note B: Terminated Merger Costs
-------------------------------

Merger costs of $2.9 million for the second quarter of fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

Note C: Credit Facilities
-------------------------

During the second quarter of fiscal 1997, the Company's Malaysian subsidiary completed credit facility agreements with two additional banks in Malaysia. The total amount available to borrow under these two new facilities was approximately $20.0 million of which $15.4 million was outstanding at March 29, 1997. The facilities are callable on demand, have no termination date, are unsecured, and are guaranteed by the Company. The previously existing Malaysian bank credit facilities allow for borrowings of up to $48.0 million of which $35.2 million was outstanding for the same period.

Note D: Earnings Per Share Computation
--------------------------------------

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

Recent Accounting Pronouncements:
---------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. This statement will become effective for financial statements of the Company in the first quarter of fiscal 1998. Management believes that the adoption of SFAS 128 will not have a material impact on the Company's EPS disclosure when it is adopted.

Note E: Income Taxes
--------------------

The Company has no income tax provison, other than minimum tax, due to the utilization of the Company's net operating losses in the United States and the fact that the Company operates in Malaysia where it has a tax holiday until 1999. It is expected that the net operating losses will be fully utilized in fiscal 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Advanced inductive thin film disk head demand continues to be strong and reflects both the performance and cost effectiveness of this technology. During the second quarter of fiscal 1997, approximately 63% of advanced thin film revenue was at the 1 gigabyte per 3.5" disk capacity point and 32% was at the
1.3 gigabyte per 3.5" disk capacity point. The Company also made initial shipments of 1.7 gigabyte per 3.5" disk capacity point products.

Magnetoresistive ("MR") disk head volume production continued for the fourth consecutive quarter and is planned to grow significantly in the second half of fiscal 1997. The Company is in final qualification stages on new MR customer programs, including an advanced portable/mobile product and a high-end workstation product. Initial production of these new offerings is planned for later in the third quarter of fiscal 1997. Initial evaluation units of the Company's 2.1 gigabyte per 3.5" disk MR product have been shipped and qualifications are underway on customer programs, with volume production scheduled for the first quarter of fiscal 1998. The Company is actively engaged in qualifying on twelve MR programs with four different customers that should position the Company well for increasing MR production in the latter half of fiscal 1997 and in fiscal 1998. The Company's future success in achieving program qualifications depends heavily on the successful and timely completion of its product and process development efforts. While the Company is devoting substantial resources to these efforts, there can be no assurance that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there could be an adverse effect on the Company's operating results.

The Company remains on target with its plan to double volume production rates during the fourth quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996. The Company believes it continues to lead the industry in offering the most cost effective solutions to its customers.

Three Months Ended March 29, 1997
---------------------------------

NET SALES. Net sales of $126.3 million in the second quarter of fiscal 1997 increased 45.7% from net sales of $86.7 million in the second quarter of fiscal 1996, as a result of continuing increases in shipments of advanced thin film disk heads. Thin film disk head net sales of $116.9 million increased 86.9% from the same quarter in the prior year and represent 92.6% of the Company's total net sales for the second quarter of fiscal 1997. By the end of fiscal 1996, the Company successfully replaced ferrite disk head production with thin film disk head production. MR disk head net sales were $4.6 million for the second quarter of fiscal 1997 as compared to $0.3 million for the same quarter in the prior fiscal year.

GROSS PROFIT. As a percentage of net sales, gross profit was 38.4% and 29.2%, for the second quarter of fiscal 1997 and the second quarter of fiscal 1996, respectively. The increase in gross profit in the second quarter of fiscal 1997 as compared to the same quarter in the prior fiscal year was due to higher thin film disk head sales volumes, resulting in economies of scale, coupled with cost controls.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses as a percent of net sales were 8.6% and 16.1% for the second quarter of fiscal 1997 and the second quarter of fiscal 1996, respectively. Expenses in dollars during the second quarter of fiscal 1997 decreased $3.2 million from the second quarter of fiscal 1996 primarily due to the transition of MR manufacturing expenses from R&D status in fiscal 1996 to production in fiscal 1997. The Company continues to invest heavily in the development of MR and advanced thin film technology products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales decreased to 1.8% for the second quarter of fiscal 1997 as compared to 2.2% for the second quarter of fiscal 1996 due to higher net sales.

TERMINATED MERGER COSTS. Merger costs of $2.9 million for the second quarter of fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

INTEREST INCOME AND EXPENSE. Interest income in the second quarter of fiscal 1997 increased $1.5 million compared to the second quarter of fiscal 1996 due to higher average cash balances. Interest expense in the second quarter of fiscal 1997 increased $1.9 million compared to the second quarter of fiscal 1996 due to higher average debt outstanding. Increases in both categories were primarily as a result of the Company's March 1996 issuance of $115.0 million of 7% Convertible Subordinated Debentures due in 2006.

Six Months Ended March 29, 1997
-------------------------------

NET SALES. Net sales of $247.9 million in the first half of fiscal 1997 increased 36.7% from net sales of $181.4 million in the first half of fiscal 1996, as a result of continuing increases in shipments of advanced thin film disk heads. Thin film disk head net sales of $228.3 million increased 79.5% from the same period in the prior year and represent 92.1% of the Company's total net sales for the first half of fiscal 1997. By the end of fiscal 1996, the Company successfully replaced ferrite disk head production with thin film disk head production. MR disk head sales were $11.7 million for the first half of fiscal 1997 as compared to $0.4 million for the same period in the prior fiscal year.

GROSS PROFIT. As a percentage of net sales, gross profit was 38.4% and 26.9%, for the first half of fiscal 1997 and the first half of fiscal 1996, respectively. The increase in gross profit in the first half of fiscal 1997 as compared to the same period in the prior fiscal year was due to higher thin film disk head sales volumes, resulting in economies of scale, coupled with cost controls.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of net sales were 8.9% and 15.0% for the first half of fiscal 1997 and the first half of fiscal 1996, respectively. Expenses in dollars during the first half of fiscal 1997 decreased $5.3 million from the first half of fiscal 1996 primarily due to transition of MR manufacturing expenses from R&D status in fiscal 1996 to production in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales decreased to 1.7% for the first half of fiscal 1997 as compared to 2.0% for the first half of fiscal 1996 due to higher net sales.

TERMINATED MERGER COSTS. Merger costs of $2.9 million for the first half of fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

INTEREST INCOME AND EXPENSE. Interest income in the first half of fiscal 1997 increased $2.8 million compared to the first half of fiscal 1996 due to higher average cash balances. Interest expense in the first half of fiscal 1997 increased $3.6 million compared to the first half of fiscal 1996 due to higher average debt outstanding. Increases in both categories were primarily as a result of the Company's March 1996 issuance of $115.0 million of 7% Convertible Subordinated Debentures due in 2006.

OTHER INCOME AND EXPENSE. Other income, net, was $0.4 million and $1.7 million for the first half of fiscal 1997 and the first half of fiscal 1996, respectively. Other income in the first half of fiscal 1996 included $1.3 million related to the final payment from Seagate Technology, Inc., for their purchase of the Company's Tape Head business unit in December 1994. Other income for the first half of fiscal 1997 and the balance of the prior year first half was primarily due to foreign currency exchange gains.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the six months ended March 29, 1997, is primarily related to federal alternative minimum taxes, state minimum taxes and foreign taxes. The Company has no income tax provision, other than minimum tax, due to the utilization of the Company's net operating losses in the United States, and the fact that the Company operates in Malaysia where it has a tax holiday until 1999. It is expected that the net operating losses would be fully utilized in fiscal 1998.

Liquidity and Capital Resources
-------------------------------

At March 29, 1997, the Company's cash and equivalents increased to $155.3 million from $127.4 million at September 28, 1996. During the first half of fiscal 1997, the Company generated $69.7 million from operating activities, comprised primarily of the net effect of the following: i) $63.0 million from net income which included $18.0 million of depreciation and amortization expense; ii) increase in accounts receivable of $17.9 million; iii) increase in inventories of $15.7 million and iv) increase in the accounts payable balance of $21.8 million. Increased production in response to increased customer orders for advanced thin film and MR products resulted in higher inventories and accounts payable for the first half of fiscal 1997 as compared to the same period in the prior year. Accounts payable increased more than inventories for this period primarily as a result of timing of payments.

At March 29,1997, total debt, including notes payable, amounted to $165.8 million, an increase of $1.9 million from the balance outstanding at September 28, 1996, primarily due to a $4.9 million increase in borrowings on the Malaysian credit facilities, offset by a $3.0 million payment of capital leases. Included in total debt at March 29, 1997, was $50.6 million drawn against the credit facilities at the Company's Malaysian subsidiary. All the credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with two other banks, established by the Company's Malaysian subsidiary during the second quarter of fiscal 1997, are unsecured. Additional borrowings available under all of these facilities were approximately $17.4 million at March 29, 1997. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. Also included in total debt is $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006.

The Company has a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. There were no borrowings outstanding and the balance available to borrow under this line of credit was approximately $30.9 million at March 29, 1997. The line of credit expires January 11, 1998.

Capital expenditures for the six months ended March 29, 1997 were $46.7 million. In addition, the Company leased $12.2 million of production equipment through operating leases. During fiscal 1997, the Company plans approximately $135.0 million in capital expenditures, including equipment to be obtained through operating leases, to increase overall production capacity and continue to improve MR and advanced thin film production processes. The Company believes that it will have sufficient cash resources available from cash reserves, operations and operating lease financing alternatives to meet its operating and capital expenditure requirements. Market and customer demand continues to be strong for the Company's products and the Company continues to work with its customers to qualify on both advanced thin film and MR disk drive programs. In the event that demand for the Company's products decline, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to increase sales or maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there could be a significant adverse impact on liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development or working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.


Certain Additional Business Factors
-----------------------------------


TECHNOLOGICAL CHANGES
---------------------

The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion. The Company estimates that the industry product life cycle is currently running as short as nine to 12 months. The demand for smaller, lighter products with greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into smaller products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify for disk drive manufacturers' programs. During fiscal 1995, in response to increased customer demands that began during fiscal 1994, the Company continued its shift from production of ferrite disk heads to thin film disk heads, which offer superior performance characteristics over ferrite disk heads and are competitively priced. The Company furthered its technological development from the thin film microslider to the nanoslider form factor and by the first quarter of fiscal 1995, substantially all thin film shipments were nanoslider products. During fiscal 1996 and continuing through the first half of fiscal 1997, the Company experienced significant revenue growth and profitablity, as compared to fiscal 1995, due primarily to increased customer demand for its thin film products, continued timely production ramps on a number of qualified thin film programs during the first half of fiscal 1996, successful transition to a new generation of advanced thin film disk head products and the achievement of profitable yields during the second half of fiscal 1996. There can be no assurance that the Company will continue to qualify for disk head manufacturing programs or that it will not experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance.

FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS
------------------------------------------------------

The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. As recently as the first two quarters of fiscal 1995, the Company experienced substantial losses. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled and customer-specific materials are ordered on the basis of such purchase orders. As customer programs mature, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company has also, on occasion, experienced cancellation and rescheduling of orders and reductions in quantities ordered as customer requirements change. As a result, the Company's backlog may not be a reliable indicator of future sales. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company's future operating results. Moreover, the Company and several of its major competitors have announced large capital expenditure programs, and there is no assurance that market demand will be adequate to absorb this expanded capacity. The Company's operating results have in the past and likely will in the future be adversely affected during periods when production capacity is under-utilized.

DEPENDENCE ON CYCLICAL HARD DISK DRIVE INDUSTRY
-----------------------------------------------

Demand for the Company's products is driven first by demand for disk drive units. Demand for more and faster disk drives is in turn driven by demand for such products as personal computers ("PCs"), network servers, disk arrays, workstation drives, mainframes and internet servers and for memory intensive services such as video on demand, voicemail and multimedia services. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. In recent years, the disk drive industry has experienced significant growth, and the Company has expanded its capacity and expects to do so further. There is no assurance that such growth will continue, that the level of demand for disk drives will not decline, or that future demand will be sufficient to support existing and future capacity. A decline in demand for hard disk drives may have a material adverse effect on the Company's future operating results.

SIGNIFICANT CAPITAL NEEDS
-------------------------

The magnetic disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as thin film and MR disk head products. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. In fiscal 1997, the Company plans to spend approximately $135 million on capital expenditures, of which $46.7 million was incurred for the six months ended March 29, 1997. In addition, the Company leased $12.2 million of production equipment through operating leases during the same period. The Company believes that it will be able to fund these expenditures from a combination of existing cash balances, cash flow from operations, existing credit facilities and lease financing arrangements. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could adversely affect the Company's future operating results.

SHORT-TERM BORROWINGS
---------------------

At March 29, 1997, the Company had outstanding approximately $50.6 million of short-term borrowings in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The proceeds of the loan facilities were used in the construction of assembly facilities in Malaysia and are used for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

CUSTOMERS
---------

The disk head industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers and systems companies. The Company's top four customers accounted for 87.8% of the Company's net sales in fiscal 1996. Many of the Company's competitors are significantly larger and more diversified and have substantially greater financial, technical and marketing resources than does the Company. Additionally, a number of disk drive manufacturers with significantly greater financial, technical and marketing resources than the Company, such as IBM, Seagate Technology Incorporated ("Seagate"), Quantum Corporation ("Quantum"), Hitachi, Ltd. ("Hitachi") and Fujitsu Ltd. ("Fujitsu") currently produce thin film and/or MR heads for their own use. IBM and Seagate also make their disk head products available to other disk drive manufacturers. Other disk drive manufacturers could develop or acquire the ability to produce thin film and MR heads in the future. The Company's ability to obtain new orders from customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve timely delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of the successful deployment of new technologies by their competitors or various other factors. Historically, certain disk drive manufacturers have declared bankruptcy. A significant reduction in orders from or the loss of a major customer, which could occur for any of a variety of reasons, could have a material adverse effect on the Company's future operating results.

FURTHER CONSOLIDATION OF THE DISK DRIVE INDUSTRY
------------------------------------------------

The information technology industry has in recent years experienced significant consolidation. Certain disk drive and systems companies have acquired or merged with magnetic disk head companies in an effort to produce magnetic disk heads for their own use. Seagate, a major manufacturer of both disk drives and recording heads, and Conner Peripherals, Incorporated, ("Conner"), completed the merger of their companies in fiscal 1996. Seagate has a large vertically integrated capability in recording heads and its long term goal will likely be to supply all head requirements for Conner products. Conner was the Company's largest customer in fiscal 1995. Revenues from Conner declined materially during fiscal 1996. There is no assurance that disk drive and systems companies will not continue to vertically integrate and acquire the ability to produce disk heads for their own use. Further consolidation of the disk drive industry may reduce the number of disk drive programs requiring the Company's products and may increase credit risks for the Company due to the concentration of its customers. As a result, there is no assurance that further vertical integration of disk drive and system companies and consolidation within the disk drive industry will not have a material adverse effect on the Company's future operating results.

DEPENDENCE ON FOREIGN OPERATIONS
--------------------------------

The Company conducts substantially all of its production, assembly and test operations in its facilities in Ireland, Korea, Malaysia and the People's Republic of China ("PRC"). In addition, the Company has contractual relationships with unaffiliated parties who conduct manufacturing and assembly operations for the Company in Malaysia, the Philippines and the PRC. The Company's operations in Korea have, from time to time in recent years, been affected by labor disruptions and slow downs. The Company's production facility in Malaysia faced potential labor shortages during fiscal 1996 and may face potential labor shortages in the future, as other disk drive and component manufacturers expand their production facilities in Malaysia. In addition to risks of labor disruption, civil unrest and political instability, the Company's foreign operations subject it to delays in obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, trade restrictions and transportation problems.

INTELLECTUAL PROPERTY
---------------------

The Company regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has been issued a number of United States Patents and has additional patent applications pending. There is no assurance that patents will be issued with respect to such applications or that any patents issued to the Company will protect the Company's competitive position. The Company believes its competitive position is more dependent on the technological know-how and creative skills of its employees than on patent rights.

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

MANAGEMENT OF GROWTH
--------------------

The Company is experiencing growth and is planning significant internal expansion. In order to maintain and improve operating results, the Company's management will be required to manage this growth and the related expansion effectively. There is no assurance that the Company's expansion will remain on schedule or will improve operating results. As the Company continues to expand, it may become more difficult to manage geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on its future operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

VOLATILITY OF STOCK PRICE
-------------------------

The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $18.00 to $59.00 per share over the first two quarters of fiscal 1997. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

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

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Company's Annual Stockholders Meeting held on February 7,1997, the Company's stockholders voted on the following matters:

1. Election of directors;

2. Approval of indemnification agreements with the non-employee directors of the Company;

3. Approval of amendment of the Company's 1994 Employee Stock Option Plan to increase the number of shares of Common Stock authorized for the issuance thereunder from 2,100,000 to 3,250,000;

4. Approval of amendment of the Company's 1994 Non-Employee Director Stock Option Plan to increase the initial option grant to non-employee directors from 5,000 shares to 20,000 shares, change the vesting of options and to ratify and approve grant of options under said plan to purchase 20,000 shares to Directors Dwight and Mercure and 15,000 shares to Directors Frank and Goldress;

5. Ratification of selection of auditors;

The tabulation of votes provided by the Inspector of Elections was as follows:

      Proposal                Voting Tabulation
      --------                -----------------

1. Election of directors:

      Nominee              For            Withhold/Against
      -------              ---            ----------------
      C.D. Crisman         20,713,154     502,271
      H.M. Dwight, Jr.     20,713,018     502,407
      H.R. Frank           20,712,644     502,781
      J.E. Goldress        20,712,404     503,021
      R.C. Mercure, Jr.    20,713,604     501,821

2. Approval of indemnification agreements with the non-employee directors of the Company:

                           For            Against    Abstain
                           ---            -------    -------
                           20,689,232     469,036    49,632

3. Approval of amendment of the Company's 1994 Employee Stock Option Plan:

                          For             Against    Abstain
                          ---             -------    -------
                          17,770,798      3,385,840  51,262


4. Approval of amendment of the Company's 1994 Non-Employee Director Stock Option Plan:

                          For             Against    Abstain
                          ---             -------    -------
                          17,406,091      3,642,427  63,136


5. Ratification of selection of auditors:

                          For             Against    Abstain
                          ---             -------    -------
                          21,171,343      11,788     17,498


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits

     Exhibit
     Number             Description
     -------            -----------

       11               Statement re computation of per share information.

       27               Financial Data Schedule

     (b) Reports on Form 8-K. Reports on 8-K dated February 24, 1997 and March 17, 1997 were filed by the Company with respect to the initiation of a proposed business combination with Read-Rite Corporation, and subsequent termination thereof, respectively.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APPLIED MAGNETICS CORPORATION



Dated: May 13, 1997                 /s/Craig D. Crisman
                                    -------------------------------
                                    Craig D. Crisman
                                    Chairman of the Board and Chief
                                    Executive Officer
                                    (Principal Financial Officer)


Dated: May 13, 1997                 /s/Peter T. Altavilla
                                    -------------------------------
                                    Peter T. Altavilla
                                    Corporate Controller
                                    (Principal Accounting Officer)

                                   EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                 (in thousands)


                                                For the three months ended      For the six months ended
                                                   March 29,     March 30,        March 29,      March 30,
                                                ----------------------------------------------------------
                                                   1997            1996               1997         1996
                                                   ----            ----               ----         ----


Primary Earnings Per Share:
  Net income                                     $ 31,091        $  8,696           $ 62,963       $ 17,724
                                                 ========        ========           ========       ========
  Weighted average common shares outstanding       23,519           22,828            23,393         22,763
  Dilutive effect of stock options                  1,473            1,066             1,369          1,071
                                                 --------        ---------          --------       --------
  Weighted average number of common shares
     outstanding                                   24,992           23,894            24,762         23,834
                                                 ========        =========          ========       ========
  Primary earnings per common share              $   1.24        $    0.36          $   2.54       $   0.74
                                                 ========        =========          ========       ========

Fully Diluted Earnings Per Sahre:
  Net income                                     $ 31,091            8,696            62,963         17,724
  Interest expense related to convertible
     subordinated debentures, net of tax
     effect                                         2,035              196             4,070            196
                                                 --------        ---------          --------       --------
          Net income as adjusted                 $ 33,126        $   8,892          $ 67,033       $ 17,920
                                                 ========        =========          ========       ========

  Weighted average common shares outstanding       23,519           22,828            23,393         22,763
  Dilutive effect of stock options                  1,476            1,066             1,444          1,120
  Assuming conversion of convertible
     subordinated debentures                        6,183            6,183             6,183          6,183
                                                 --------        ---------          --------       --------
  Weighted average number of common shares
     outstanding as adjusted                       31,178           30,077            31,020         30,066
                                                 ========        =========          ========       ========
  Fully diluted earnings per common share:       $   1.06        $    0.30          $   2.16       $   0.60
                                                 ========        =========          ========       ========

