Form 10-Q
period 1997-06-28
APPLIED MAGNETICS CORP
filed 1997-08-08
CIK 6948

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                   --------------------------------------

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended June 28, 1997

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


                  75 Robin Hill Road, Goleta, California 93117
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (805) 683-5353

                                   (No Change)
          ------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 23,912,328 $.10 par value common stock as of August 4, 1997.



                            EXHIBIT INDEX ON PAGE 20

PART 1.  FINANCIAL INFORMATION
         ---------------------

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                              For the three months ended       For the nine months ended
                                                                 June 28,        June 29,        June 28,         June 29,
                                                               ------------    ------------    ------------     ------------

                                                                   1997            1996            1997             1996
                                                                  ------          ------          ------           ------

Net sales                                                   $      124,073       $  74,037   $     372,011   $      255,452
Cost of sales                                                       84,189          56,155         236,981          188,759
                                                               ------------    ------------    ------------     ------------
  Gross profit                                                      39,884          17,882         135,030           66,693
                                                               ------------    ------------    ------------     ------------

Research and development expenses                                   15,749          12,374          37,712           39,661
Selling, general and administrative expenses                         1,910           1,712           6,242            5,273
Terminated merger costs                                                -               -             2,906              -
                                                               ------------    ------------    ------------     ------------

Total operating expenses                                            17,659          14,086          46,860           44,934
                                                               ------------    ------------    ------------     ------------

Income from operations                                              22,225           3,796          88,170           21,759

Interest income                                                      2,165           1,576           6,102            2,683
Interest expense                                                    (3,110)         (3,128)         (9,427)          (5,847)
Other income, net                                                      305             295             742            1,951
                                                               ------------    ------------    ------------     ------------

Income before taxes                                                 21,585           2,539          85,587           20,546
Provision for income taxes                                             557             189           1,596              472
                                                               ------------    ------------    ------------     ------------

Net income                                                  $       21,028      $    2,350     $    83,991   $       20,074
                                                               ============    ============    ============     ============

Net income per share:
   Primary                                                           $0.85           $0.10           $3.39            $0.84
                                                               ============    ============    ============     ============
   Fully diluted                                                     $0.75           $0.10           $2.91            $0.84
                                                               ============    ============    ============     ============

Weighted average common and common equivalent
  shares outstanding:
    Primary                                                         24,723          24,039          24,749           23,902
                                                               ============    ============    ============     ============
    Fully diluted                                                   30,904          24,039          30,981           23,902
                                                               ============    ============    ============     ============

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                                     ASSETS

                                                                                   June 28,      September 28,
                                                                                   -------       -------------
                                                                                    1997            1996
                                                                                    ----            ----

Current Assets:
  Cash and cash equivalents                                                 $      168,661   $     127,400
  Accounts receivable, net                                                          50,743          43,403
  Inventories                                                                       52,233          35,980
  Prepaid expenses and other                                                        11,550          10,122
                                                                               ------------    ------------
                                                                                   283,187         216,905
                                                                               ------------    ------------
Property, plant and equipment, at cost                                             344,023         288,856
Less-accumulated depreciation                                                     (172,877)       (155,134)
                                                                               ------------    ------------
                                                                                   171,146         133,722
                                                                               ------------    ------------

Other assets                                                                         9,847           8,823
                                                                               ------------    ------------
                                                                            $      464,180   $     359,450
                                                                               ============    ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                                         $           39   $       1,865
  Bank notes payable                                                                50,182          45,789
  Accounts payable                                                                  47,118          32,314
  Accrued payroll and benefits                                                      11,912          11,001
  Other current liabilities                                                          7,991           8,054
                                                                               ------------    ------------
                                                                                   117,242          99,023
                                                                               ------------    ------------
Long-term debt, net                                                                115,097         116,263
                                                                               ------------    ------------
Other liabilities                                                                    4,213           4,465
                                                                               ------------    ------------









Shareholders' Investment:
  Preferred stock, $.10 par value, authorized 5,000,000 shares,
     none issued and outstanding                                                        -               -
  Common stock, $.10 par value, authorized 40,000,000 shares, issued 23,872,466 shares and 23,283,047 shares at
    June 28, 1997 and September 28, 1996, respectively                               2,387           2,328
  Paid-in capital                                                                  189,573         185,378
  Retained earnings (deficit)                                                       37,178         (46,813)
                                                                               ------------    ------------
                                                                                   229,138         140,893

Treasury stock, at cost (126,984 shares and 116,995 shares
    at June 28, 1997 and September 28, 1996, respectively)                          (1,510)         (1,194)
                                                                               ------------    ------------
                                                                                   227,628         139,699
                                                                               ------------    ------------
                                                                            $      464,180   $     359,450
                                                                               ============    ============

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                                  For the nine months ended
                                                                                   June 28,        June 29,
                                                                                 ------------    ------------
                                                                                     1997            1996
                                                                                     ----            ----
Cash flows from Operating Activities:
  Net income                                                                $       83,991   $      20,074
  Adjustments to derive cash flows:
    Depreciation and amortization                                                   27,758          20,958
    Changes in assets and liabilities
        Accounts receivable                                                         (7,340)            (36)
        Inventories                                                                (16,253)         (3,833)
        Prepaid expenses and other                                                  (1,422)            670
        Accounts payable                                                            14,804         (15,063)
        Accrued payroll and benefits                                                 1,019             210
        Other assets and liabilities                                                  (164)          1,347
                                                                               ------------    ------------
    Net cash provided by operating activities                                      102,393          24,327
                                                                               ------------    ------------

Cash flows from Investing Activities:
  Additions to property, plant and equipment                                       (66,026)        (50,349)
  Notes receivable                                                                      81           1,124
                                                                               ------------    ------------
    Net cash used in investing activities                                          (65,945)        (49,225)
                                                                               ------------    ------------

Cash flows from Financing Activities:
  Proceeds from issuance of convertible subordinated debentures                         -          115,000
  Proceeds from issuance of debt                                                   171,121         104,481
  Repayment of debt                                                               (169,737)       (124,494)
  Payment of debt issuance costs                                                        -           (4,064)
  Proceeds from stock options exercised, net                                         3,830           2,560
                                                                               ------------    ------------
    Net cash provided by financing activities                                        5,214          93,483
                                                                               ------------    ------------

Effect of Exchange Rate Changes on Cash and Equivalents                               (401)           (140)
                                                                               ------------    ------------

Net Increase in Cash and Equivalents                                                41,261          68,445
                                                                               ------------    ------------
Cash and Equivalents at Beginning of Period                                        127,400          48,236
                                                                               ------------    ------------
Cash and Equivalents at End of Period                                       $      168,661   $     116,681
                                                                               ============    ============


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

        Selected Notes to Condensed Consolidated Financial Statements
                                  Unaudited
                               (June 28, 1997)

Note A: Inventories
-------------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                                    June 28,          September 28,
                                      1997                 1996
                                    --------          -------------
Purchased parts and
  manufacturing supplies             $20,396             $10,957
Work in process                       30,527              21,601
Finished goods                         1,310               3,422
                                    --------             -------
                                      52,233             $35,980
                                    ========             =======

Note B: Terminated Merger Costs
-------------------------------

Terminated merger costs of $2.9 million for the nine months ended June 28, 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses incurred related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

Note C: Credit Facilities
-------------------------

During the second quarter of fiscal 1997, the Company's Malaysian subsidiary completed credit facility agreements with two additional banks in Malaysia and during the third quarter completed facility agreements with three additional banks. The total amount available to borrow under these five new facilities was approximately $46.0 million of which $13.5 million was outstanding at June 28, 1997. The new facilities are callable on demand, have no termination date, are unsecured, and are guaranteed by the Company. The previously existing Malaysian bank credit facilities allow for borrowings of up to $48.0 million of which $36.7 million was outstanding for the same period.

Note D:  Earnings Per Share Computation
---------------------------------------

Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the Company's stock options. Fully diluted earnings per share is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures were converted, if dilutive, into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Subordinated Debentures.

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

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

The Company increased inductive thin film disk head revenues by 90.5% for the first nine months of fiscal 1997 compared to the same period of fiscal 1996. This increase was achieved as a result of an increase in shipments of head stack assemblies ("HSAs") as compared to head gimbal assemblies ("HGAs"), increased capacity and continued high customer demand. The Company continued its development of advanced inductive thin film technology during these periods, transitioning from the nano slider ("50%") form factor on 1.3 gigabytes per 3.5" disk products to the pico slider ("30%") form factor on 1.7 gigabytes per 3.5" disk products. The pico form factor almost doubles the number of sliders that can be processed from one wafer. During the fourth quarter of fiscal 1997, the Company expects to ship approximately 25% of its products with the pico form factor on the 1.7 gigabytes per 3.5" disk products. Gross margins will depend heavily on the Company's ability to increase yields on these products, which are currently in their first full quarter of production.

Samples of inductive thin film products with 2.1 gigabytes per 3.5" disk, in conjunction with media that has been optimized for inductive thin film head characteristics, are expected to be provided to several customers for evaluation in the fourth quarter of fiscal 1997. The Company has targeted these products for volume production in the second quarter of fiscal 1998.

The Company believes that inductive head-media solutions offer its customers superior price/performance value compared to competing products utilizing magnetoresistive ("MR") heads and disks. This is due to lower prices for inductive heads and media compared to MR components and the cost effectiveness of the pico form factor used in the Company's inductive thin film disk heads on
1.7 gigabytes per 3.5" disk products. The Company's product strategy has been to extend the life of inductive thin film products in the high volume, low cost desktop segment of the market while focusing MR technology on the portable and high capacity market segments where MR technology can be better leveraged.

MR shipments are currently planned to represent approximately 40% of total revenue by FQ398, by which time the Company anticipates that MR products will become more commonly used in the desktop market.

The Company is increasing its investment in MR technology disk head products. During April 1997, the Company completed its first clean room expansion of the MR wafer fab in Goleta, California. This expansion is expected to be fully equipped by October 1997, at a total estimated cost of $28.0 million. The Company is currently underway with a second clean room expansion that is planned to be completed by October 1997 and fully equipped by April 1998, at a total additional estimated cost of $48.0 million. When fully equipped, this fab will initially be capable of producing approximately 12 million HGAs per quarter, assuming a pico form factor at comparable yields to inductive thin film. During the second quarter of fiscal 1997, the Company's inductive thin film wafer fab was converted to enable manufacturing of MR write heads. The combined fabs will be capable of total output in excess of 40 million MR HGAs per quarter, assuming a pico form factor, by the end of fiscal 1999.

The Company's continued shipment and revenue growth and increased profitability will depend on the Company's ability to achieve "design-in" status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on advanced inductive thin film and MR disk head products. While the Company is in the process of increasing plant capacity and is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there could be an adverse effect on the Company's operating results.

Three Months Ended June 28, 1997
--------------------------------

NET SALES. Net sales of $124.1 million in the third quarter of fiscal 1997 increased 67.7% from net sales of $74.0 million in the third quarter of fiscal 1996, as a result of higher shipments of advanced inductive thin film disk head products. Inductive thin film disk head net sales of $114.6 million increased 116.6% from the same quarter in the prior year and represented 92.3% and 71.4% of the Company's total net sales for the third quarter of fiscal 1997 and fiscal 1996, respectively. By the end of fiscal 1996, the Company successfully replaced ferrite disk head production with inductive thin film disk head production. During fiscal 1997 the Company continued development of advanced inductive thin film disk head products using the pico form factor and MR disk head products. MR disk head net sales were $7.2 million for the third quarter of fiscal 1997 and represented 5.8% of total net sales.

GROSS PROFIT. Gross profit as a percentage of net sales was 32.1% and 24.2%, for the third quarter of fiscal 1997 and fiscal 1996, respectively. The increase in gross profit percentage for the comparable quarters was due to higher inductive thin film disk head sales volumes, resulting in economies of scale, coupled with cost controls.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses as a percentage of net sales were 12.7% and 16.7% for the third quarter of fiscal 1997 and fiscal 1996, respectively. The percentage decrease for the comparable quarters was due to higher net sales. Expenses of $15.7 million in the third quarter of fiscal 1997 increased from $12.4 million in the third quarter of fiscal 1996 primarily due to the Company's increased investment in the development of MR technology products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales decreased to 1.5% for the third quarter of fiscal 1997 as compared to 2.3% for the third quarter of fiscal 1996 due to higher net sales. Expenses of $1.9 million in the third quarter of fiscal 1997 increased slightly from $1.7 million in the third quarter of fiscal 1996.

INTEREST INCOME AND EXPENSE. Interest income in the third quarter of fiscal 1997 of $2.2 million increased from $1.6 million in the third quarter of fiscal 1996 due to investment of higher average cash balances. Interest expense in the third quarter of fiscal 1997 of $3.1 million remained flat compared to the third quarter of fiscal 1996, with average debt outstanding being slightly higher, due to lower interest rates.

Nine Months Ended June 28, 1997
-------------------------------

NET SALES. Net sales of $372.0 million for the first nine months of fiscal 1997 increased 45.6% from net sales of $255.5 million in the same period of the prior fiscal year, as a result of continued increases in shipments of advanced inductive thin film disk heads. Inductive thin film disk head net sales of $342.9 million increased 90.5% from the same period in the prior fiscal year and represented 92.2% and 70.5% of the Company's total net sales for the comparable periods. MR disk head net sales were $18.9 million for the first nine months of fiscal 1997 and represented 5.1% of total net sales. The Company began volume production of MR disk heads in the fourth quarter of fiscal 1996.

GROSS PROFIT. Gross profit as a percentage of net sales was 36.3% and 26.1%, for the first nine months of fiscal 1997 and fiscal 1996, respectively. The increase in gross profit percentage for the comparable periods was due to higher inductive thin film disk head sales volumes, resulting in economies of scale, coupled with cost controls.

RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of net sales were 10.1% and 15.5% for the first nine months of fiscal 1997 and fiscal 1996, respectively. The percentage decrease for the comparable periods was due to higher net sales. Expenses of $37.7 million for the first nine months of fiscal 1997 decreased slightly from $39.7 million for the same period of the prior fiscal year. The Company expects that total R&D expenditures in absolute dollars for fiscal 1997 will exceed fiscal 1996 as it increases its efforts on development of MR product technology and production processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales decreased to 1.7% for the first nine months of fiscal 1997 as compared to 2.1% for the same period of the prior fiscal year due to higher net sales. Expenses of $6.2 million for the first nine months of fiscal 1997 increased from $5.3 million for the first nine months of fiscal 1996.

TERMINATED MERGER COSTS. Merger costs of $2.9 million for the first nine months of fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

INTEREST INCOME AND EXPENSE. Interest income for the first nine months of fiscal 1997 of $6.1 million increased from $2.7 million for the first nine months of fiscal 1996 due to investment of higher average cash balances. Interest expense for the first nine months of fiscal 1997 of $9.4 million increased from $5.8 million for the first nine months of fiscal 1996 due to higher average debt outstanding. Increases in both categories were primarily as a result of the Company's March 1996 issuance of $115.0 million of 7% Convertible Subordinated Debentures due in 2006.

OTHER INCOME AND EXPENSE. Other income, net, was $0.7 million and $2.0 million for the first nine months of fiscal 1997 and fiscal 1996, respectively. Other income in the first nine months of fiscal 1996 included $1.3 million related to the final payment from Seagate Technology, Inc., for their purchase of the Company's Tape Head business unit in December 1994. Other income in the first nine months of fiscal 1997 and the balance of the prior year amount was primarily due to foreign currency exchange gains.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the nine months ended June 28, 1997, is primarily related to federal alternative minimum taxes, state minimum taxes and foreign taxes. The Company has no income tax provision, other than minimum tax, due to the utilization of the Company's net operating losses in the United States, and the fact that the Company operates in Malaysia where it has a tax holiday until 1999.

Liquidity and Capital Resources
-------------------------------

At June 28, 1997, the Company's cash and equivalents increased to $168.7 million from $127.4 million at September 28, 1996. During the first nine months of fiscal 1997, the Company generated $102.4 million from operating activities, comprised primarily of the net effect of the following: i) $84.0 million from net income which included $27.8 million of depreciation and amortization expense; ii) increase in accounts receivable of $7.3 million; iii) increase in inventories of $16.3 million and iv) increase in the accounts payable balance of $14.8 million. Increased production in response to increased customer orders for advanced inductive thin film and MR products resulted in higher inventories and accounts payable for the first nine months of fiscal 1997 as compared to the same period in the prior year.

At June 28,1997, total debt, including notes payable, amounted to $165.3 million, an increase of $1.4 million from the balance outstanding at September 28, 1996, primarily due to a $4.4 million increase in borrowings on the Malaysian credit facilities, offset by a $3.0 million payment of capital leases. Included in total debt at June 28, 1997, was $50.2 million drawn against the credit facilities at the Company's Malaysian subsidiary. All the credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with five other banks, established by the Company's Malaysian subsidiary during the second and third quarters of fiscal 1997, are unsecured. Additional borrowings available under all of these facilities were approximately $43.8 million at June 28, 1997. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. Also included in total debt is $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006.

The Company has a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. There were no borrowings outstanding and the balance available to borrow under this line of credit was approximately $30.6 million at June 28, 1997. The line of credit expires January 11, 1998.

Capital expenditures for the nine months ended June 28, 1997 were $66.0 million. In addition, the Company leased $21.0 million of production equipment through operating leases for the same period. During fiscal 1997, the Company plans to spend approximately $140.0 million in capital expenditures, including equipment to be obtained through operating leases, to increase overall production capacity and improve MR and advanced thin film production processes. The Company believes that it will have sufficient cash resources available from cash reserves, operations and operating lease financing alternatives to meet its operating and capital expenditure requirements. Market and customer demand continues to be strong for the Company's products and the Company continues to work with its customers to qualify on both advanced inductive thin film and MR disk drive programs. In the event that demand for the Company's products declines, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. However, if the Company were unable to continue to increase sales or maintain production yields at acceptable levels in order to permit it to execute customer orders for new drive programs in a timely manner, there could be a significant adverse impact on liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development or working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.


Certain Additional Business Factors
-----------------------------------

TECHNOLOGICAL CHANGES

The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion. The Company estimates that the industry product life cycle is currently running as short as 9 to 12 months. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify for disk drive manufacturers' programs. During fiscal 1995, in response to increased customer demands that began during fiscal 1994, the Company continued its shift from production of ferrite disk heads to thin film disk heads, which offer superior performance characteristics over ferrite disk heads and were competitively priced. The Company furthered its technological development from the thin film micro slider to the nano slider form factor and by the first quarter of fiscal 1995, substantially all thin film shipments were nano slider products. During fiscal 1996 and continuing through fiscal 1997, the Company has experienced increased customer demand and significant revenue growth and profitability. This success is due primarily to continued timely production ramps on a number of qualified thin film programs and continued successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. There can be no assurance that the Company will continue to qualify for disk head manufacturing programs or that it will not experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance.

FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS

The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. As recently as the first half of fiscal 1995, the Company experienced substantial losses. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled and customer-specific materials are ordered on the basis of such purchase orders. As customer programs mature, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company has also, on occasion, experienced cancellation and rescheduling of orders and reductions in quantities ordered as customer requirements change. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company's future operating results. Moreover, the Company and several of its major competitors have announced large capital expenditure programs, and there is no assurance that market demand will be adequate to absorb this expanded capacity. The Company's operating results have in the past and likely will in the future be adversely affected during periods when production capacity is underutilized.

DEPENDENCE ON CYCLICAL HARD DISK DRIVE INDUSTRY

Demand for the Company's products is driven first by demand for disk drive units. Demand for more and faster disk drives is in turn driven by demand for such products as personal computers ("PCs"), network servers, disk arrays, workstation drives, mainframe and internet servers and demand for memory intensive services such as video on demand, voicemail and multimedia services. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. In recent years, the disk drive industry has experienced significant growth, and the Company has expanded its capacity and expects to do so further. There is no assurance that such growth will continue, that the level of demand for disk drives will not decline, or that future demand will be sufficient to support existing and future capacity. A decline in demand for hard disk drives may have a material adverse effect on the Company's future operating results.

SIGNIFICANT CAPITAL NEEDS

The magnetic disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as inductive thin film and MR disk head products. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. Capital expenditures for the nine months ended June 28, 1997 were $66.0 million. In addition, the Company leased $21.0 million of production equipment through operating leases during the same period. During fiscal 1997, the Company plans to spend approximately $140.0 million on capital expenditures. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, cash flow from operations, existing credit facilities and lease financing arrangements. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could adversely affect the Company's future operating results.

SHORT-TERM BORROWINGS

At June 28, 1997, the Company had outstanding approximately $50.2 million of short-term borrowings in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The loan facilities are used in the construction and expansion of assembly facilities in California, Malaysia and the Philippines and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

CUSTOMERS

The disk head industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers and systems companies. The Company's top four customers accounted for 87.8% of the Company's net sales in fiscal 1996. Many of the Company's competitors are significantly larger and more diversified and have substantially greater financial, technical and marketing resources than does the Company. Additionally, a number of disk drive manufacturers with significantly greater financial, technical and marketing resources than the Company, such as IBM, Seagate Technology Incorporated ("Seagate"), Quantum Corporation ("Quantum"), Hitachi, Ltd. ("Hitachi") and Fujitsu Ltd. ("Fujitsu"), currently produce thin film and/or MR heads for their own use. IBM and Seagate also make their disk head products available to other disk drive manufacturers. Other disk drive manufacturers could develop or acquire the ability to produce thin film and MR heads in the future. The Company's ability to obtain new orders from customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve timely delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of the successful deployment of new technologies by their competitors or various other factors. Historically, certain disk drive manufacturers have declared bankruptcy. A significant reduction in orders from or the loss of a major customer, which could occur for any of a variety of reasons, could have a material adverse effect on the Company's future operating results.

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

VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $18.00 to $59.00 per share over the first three quarters of fiscal 1997. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

Forward-Looking Information
---------------------------

Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties inherent in the Company's business. Actual outcomes are dependent upon the Company's achievement of profitable yields on its pico form factor inductive thin film products, timely completion of capacity expansion of the Company's Goleta, California facility and successful transition to volume production of MR disk head products with profitable yields. Other risk factors include performance of internal plans, the Company's ability to control inventory levels, the relatively limited number of customers and customer changes in short range and long range plans, domestic and international competition in the Company's product areas, performance issues with key customers, risks related to international transactions and general economic risks and uncertainties.

PART 11. OTHER INFORMATION
         -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

  (a) Exhibits

      Exhibit
      Number      Description
      --------    -----------

      10(a) Offer letter dated February 26, 1997 between United Overseas Bank (Malaysia) Bhd and Applied Magnetics (M) Sdn Bhd for credit facility

      10(b) Corporate Guarantee of the Registrant dated March 11, 1997 in favor of United Overseas Bank (Malaysia) Bhd

      10(c) Offer letter dated October 23, 1996 between Bank Utama (Malaysia) Berhad and Applied Magnetics (M) Sdn Bhd for credit facility

      10(d) Corporate Guarantee of the Registrant dated April 15, 1997 in favor of Bank Utama (Malaysia) Berhad

      10(e) Offer letter dated December 10, 1996 between DCB Bank Berhad and Applied Magnetics (M) Sdn Bhd for credit facility

      10(f) Corporate Guarantee of the Registrant dated February 26, 1997 in favor of DCB Bank Berhad

      10(g) Employment Agreement Amendment No 1 with Craig D. Crisman and the Company dated February 7, 1997

       11         Statement re computation of per share information.

       27         Financial Data Schedule

  (b) Reports on Form 8-K. None.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APPLIED MAGNETICS CORPORATION


Dated:  August 8, 1997       /s/ Craig D. Crisman
                             ------------------------------------
                             Craig D. Crisman
                             Chairman of the Board and Chief
                               Executive Officer
                             (Principal Financial Officer)


Dated: August 8, 1997        /s/ Peter T. Altavilla
                             -------------------------------------
                             Peter T. Altavilla
                             Corporate Controller
                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description                                Page
------------------------------------------------------------------------------

10(a)          Offer letter dated February 26, 1997 between               21
               United Overseas Bank (Malaysia) Bhd and Applied
               Magnetics (M) Sdn Bhd for credit facility

10(b)          Corporate Guarantee of the Registrant dated                27
               March 11, 1997 in favor of United Overseas
               Bank (Malaysia) Bhd

10(c)          Offer letter dated October 23, 1996 between                38
               Bank Utama (Malaysia) Berhad and Applied
               Magnetics (M) Sdn Bhd for credit facility

10(d)          Corporate Guarantee of the Registrant dated                49
               April 15, 1997 in favor of Bank Utama
               (Malaysia) Berhad

10(e)          Offer letter dated December 10, 1996 between               58
               DCB Bank Berhad and Applied Magnetics (M) Sdn Bhd for credit facility

10(f)          Corporate Guarantee of the Registrant dated                71
               February 26, 1997 in favor of DCB Bank Berhad

10(g)          Employment Agreement Amendment No 1 with                   80
               Craig D. Crisman and the Company dated
               February 7, 1997

11             Statement re computation of per share information          83

27             Financial Data Schedule                                    84

                                                                 EXHIBIT 10(a)


UNITED OVERSEAS BANK (MALAYSIA) BHD   CHAIRMAN WEE CHO YAW
A MEMBER OF THE UNITED OVERSEAS BANK GROUP


                             (Company No: -271809K)

HEAD OFFICE CHUNG KHIAW BANK BLDG JALAN RAJA LAUT P O BOX 11212 50738 KUALA LUMPUR MALAYSIA TELEPHONE 03-2927722 FACSIMILE 03-2301339 TELEX MA 31877 ANSWERBACK CODE LWBMCO CABLE BANKLEEWAH

PRIVATE AND CONFIDENTIAL
------------------------

26/02/1997                                            CGF/hdy/345/96/863

Applied Magnetics (M) Sdn Bhd
Plot 201, Bayan Lepas FTZ
Phase 3, 11900 Penang

Dear Sirs

Subject : APPLICATION FOR CREDIT FACILITIES
          ---------------------------------

We are pleased to advise that the United Overseas Bank (Malaysia) Bhd ("the Bank") has made available for your use the following revised lines of credit under the terms and conditions hereinstated and the standard terms and conditions annexed herein.

1.0   FACILITIES
      ----------

      RM20,000,000-00         for establishing documentary LETTERS OF CREDIT
                              (LC) at sight or 180 days usance for imports at sight only for local purchase. Commission at 0.1% per month subject to a minimum of RM50-00 per issuance.

      (RM20,000,000-00)       for BANKERS ACCEPTANCE (BA) line on a maximum of
                              180 days basis. Acceptance commission at 0.75% per annum.

      (RM20,000,000-00)       for BILLS OF EXCHANGE PURCHASED (BEP) / COMMERCIAL
                              BILLS PURCHASED (CBP) FOR PURCHASE OF FOREIGN
                              BILLS. Interest rate at 1.0% per annum overseas centre rate.

      (RM1,000,000-00)        for SHIPPING GUARANTEE (SG) favouring(sic)
                              shipping agents for taking delivery of goods before arrival of documents. Commission at 0.1% flat. Minimum RM50-00.

      (RM500,000-00)          for BANK GUARANTEE (BG) favouring(sic) Government
                              Department & Statutory Bodies.  Commission at
                              0.1% per month subject to a minimum of RM50-00 per issuance.

      RM20,000,000-00         for FORWARD EXCHANGE CONTRACTS (FX) denominated in
                              US Dollars or other approved currency.

------------------------
      RM20,000,000-00         (The Bank's Base Lending Rate is currently at
      RM20,000,000-00          9.25% perFX annum)
------------------------

2.0   PURPOSE OF FACILITIES
      ---------------------

      LC//BA/BEP/CBP/SG       -     For trade financing requirements.

      BG                      -     To favour(sic) government and statutory
                                    bodies.

      FX                      -     For spot and forward exchange contracts.

3.0   SECURITIES
      ----------

3.1 A corporate Guarantee by Applied Magnetics Corporation U.S.A. for RM22,000,000-00 is to be executed to support the above lines of credit.

3.2 During the tenor of the facilities, your company shall undertake that all obligations and liabilities under this Letter of Offer shall be on same footing with all indebtedness to other bankers with the exception of Malayan Banking Bhd.

4.0   DOCUMENTATION
      -------------

4.1 A Board Resolution authorising(sic) the acceptance of this facility letter is to be furnished to the Bank. The Resolution should also specify the names of those of the Company's officers who are authorised(sic) to act for the Company and the specimen signatures should be enclosed together with the certified true copy of the said Resolution.

4.2 A Board Resolution Of Applied Magnetics Corporation U.S.A. sanctioning the giving of the Corporate Guarantee to secure the banking facilities granted to Applied Magnetics(M) Sdn Bhd is to be furnished to the Bank.

4.3 The facilities are to be released only upon completion of legal documentation and all legal fees, costs and other charges relating to legal documentation are to be borne by you.

4.4 All legal documents prepared by the Bank or its solicitors are to be executed and all legal fees and charges are to be paid, within two (2) weeks from the date of notification by the Bank or its solicitors. The Bank reserves the absolute right to cancel the facilities, in the event that you fail to execute any of the said documents or pay the legal fees and charges within the aforesaid period.

5.0   TERMS GOVERNING LETTERS OF CREDIT (LC) FACILITY
      -----------------------------------------------

5.1   Commission     :   0.1% per month (or part of the month) on value of LC
                         for the validity period of the LC subject to a minimum of RM50-00 per issuance.

5.2 The LC issued is to be at sight / usance upto(sic) 180 days for imports only and at sight for local purchases.

6.0   TERMS GOVERNING BANKERS ACCEPTANCE (BA) FACILITY
      ------------------------------------------------

6.1   Tenor          :     Minimum 30 days; Maximum 180 days.

6.2   Commission     :     0.75% per annum of the face value of each BA.

6.3   Discount Rate  :     At prevailing market rates.

6.4   Amount per BA  :     In multiple of one thousand ringgit with a minimum of
                           RM100,000-00.

6.5   Documentation  :     Company's statement that it is drawn to finance
                           either export from Malaysia or sales within Malaysia to accompany each BA drawn.

6.6 Utilisation of BA facility shall be accordance with the guidelines laid down by Bank Negara Malaysia (BNM) from time to time.

6.7   The Bankers Acceptance facility is to be operated within LC line.

7.    TERMS GOVERNING OF BILLS EXCHANGE PURCHASED (BEP)/COMMERCIAL BILLS
      ------------------------------------------------------------------
      PURCHASED (CBP) FACILITIES
      --------------------------

7.1   The acceptance of the foreign bills is at the Bank's sole discretion.

7.2   The BEP/CBP line is to be operated within LC line.


8.0   TERMS GOVERNING SHIPPING GUARANTEE (SG) FACILITY
      ------------------------------------------------

8.1   Commission     :     0.1% flat subject to a minimum of RM50-00 per
                           guarantee.

8.2 In the event that any SG issued by the Bank shall not be returned to the Bank for cancellation upon expiry, the Bank shall be entitled to charge as per the Association of Banks Malaysia regulations.

8.3   The SG facility is to be operated within LC line.

9.    TERMS GOVERNING BANK GUARANTEE (BG) FACILITY
      --------------------------------------------

9.1   Commission  :        0.1% per month subject to a minimum of RM50-00 per
                           issuance.

9.2 In the event that any BG issued by the Bank shall not be returned to the Bank for cancellation upon expiry, the Bank shall be entitled to charge a fee of 0.1% per month subject to a minimum of RM50-00 per guarantee from the date of expiry to the date of return of the guarantee or on receipt of notification from the beneficiary that the Bank is no longer liable under the guarantee.

9.3 In the event that the Bank be called upon to honour(sic) the guarantee, the Bank reserves the right to levy interest rate at 4% per annum above the Bank's Base Lending Rate on any sum paid by us.

9.4   The BG line is to be operated within LC line.

10.   OTHER TERMS AND CONDITIONS
      --------------------------

10.1 Section 62 of the Banking and Financial Institution Act 1989 prohibits the Bank from extending any credit facility to the spouse(s), parent(s) and child(ren) of any director or employee of the Bank. As such, you are to confirm and declare if any of:-

      a. your directors or managers or agents or shareholder(s) or their spouse(s) or parent(s) or child(ren);

      b. the guarantor(s) or person(s) giving securities to secure the above facilities or their spouse(s) or parent(s) or child(ren);

      are in the employment of or a member of Board of Directors of any of the banks in the United Overseas Bank (UOB) Group. Should any of the aforesaid persons take up employment with or becomes a director of any of the banks in the UOB Group subsequent to the acceptance of this facility letter you are to forthwith inform the Bank of such appointment and also inform the Bank on the percentage of shares, if any, held by the aforesaid persons (both direct and indirect) in your company. The Bank reserves the right to recall the credit facilities in the event that any of the aforesaid persons be in the employment or be a director of any of the Banks in the UOB Group which may result in the contravention of Section 62 of the abovementioned statue by the Bank.

10.2 The Bank shall be entitled to recall all or any of the facilities granted herein in the event that your are blacklisted under the Biro Maklumat Cek
      (BMC) guidelines or your account is redesignated or closed by the Bank for any reason whatsoever.

10.3 You are advised to seek independent legal advice before executing this facility letter and any of the loan or security documents prepared by the Bank and/or our solicitors.

10.4 As required by law, the Bank will be furnishing to the Central Credit Bureau of Bank Negara Malaysia the required particulars relating to these facilities.

      Absent for manifest errors, the certificate of the Bank as to the amount outstanding, due and payable, shall be binding on you.

10.5 On acceptance of this facility letter, you are deemed to have consented to our disclosure to your corporate guarantor from time to time of any information relating to your credit facilities with us, including but not limited to the amount due to us from time to time.

10.6 Interest at 1% per annum above the relevant Prescribed Rate or at such other rate as the Bank may at its sole and absolute discretion prescribe from time to time, will be charged, both after as well as before any demand or judgement and notwithstanding that the banker and customer relationship may have ceased or has been terminated, on all monies outstanding and payable to the Bank including all interests, fees, commissions and charges not paid when due from date of such default until the date of full payment thereof with monthly rests.

10.7 Interest for utilisation(sic) in excess of the limit for each facility stated in this Facility Letter will be charged at 1% above the relevant prescribed rate stated in the Facility Letter or at such other rate as the Bank may at its sole and absolute discretion prescribe from time to time with monthly rests both before as well as after any demand or judgement and notwithstanding that the banker and customer relationship may have ceased or has been terminated.

10.8 The interest rates are subject to variation from time to time at the Bank's discretion in the light of prevailing market conditions and such amended rate(s) shall be payable by you as from the date specified in a notice in writing served on you by the Bank PROVIDED ALWAYS that the Bank may at its sole discretion waive such written notice if the variation of interest relates only to the variation in the Bank's Base Lending Rate.

10.9 This offer is subject to the understanding that you consent to the Bank disclosing from time to time whatever credit and other confidential information the Bank deems fit pertaining to your credit facilities and/or your accounts and related account(s) to the Bank's Group head office/parent company or any other company in the United Overseas Bank Group, whether in or outside Malaysia.

10.10 The Bank's standard terms and conditions attached herein and the terms and conditions of this facility letter including the availability and limits of the above facilities are subject to the Bank's periodical review and any subsequent changes thereof at the Bank's sole discretion.

10.11 The Bank's Base Lending Rate means the rate of interest fixed by the Bank from time to time based on the guidelines issued by Bank Negara Malaysia
      (BNM) from time to time which is reflective of the total cost to the Bank for maintaining the credit facilities together with such allowable profit margin or such substituted rate by whatever name stipulated by the Bank from time to time pursuant to any subsequent guidelines issued by Bank Negara Malaysia (BNM) or any other authority having jurisdiction over the Bank.

10.12 This Facility Letter shall supercede(sic) and cancel our previous Facility Letter and Supplementary Letter dated 3/1/97 under Reference No CGF/hdy/345//96/ 863 and 5/2/97 under Reference No CGF/kms/345/96/ 863-A.

10.13 The facilities will be serviced at our Penang Branch.

      Branch Manager :     Mr. Tan Yip Hean
      Tel No.        :     04-2622386

If the above arrangement is acceptable to you, please confirm by signing on the attached copy of this letter and returning the same to our Penang Branch at No. 64E-H Lebuh Bishop, P.O Box 820, 10800 Penang within the next fourteen (14) days.

It is our pleasure to be of service to you.

Yours faithfully
for UNITED OVERSEAS BANK (MALAYSIA) BERHAD


    /s/ Tan Siak Tee                  /s/  Francis Lee Chin Yong
    ----------------                  --------------------------
    Tan Siak Tee                      Francis Lee Chin Yong
    Director &                        Deputy Chief Executive
    Chief Executive Officer           Officer

c.c. Branch Manager, UOBM Penang Branch.

                            To: UNITED OVERSEAS BANK (MALAYSIA) BHD

                            WE CONFIRM ACCEPTANCE OF THE ABOVE ARRANGEMENT AND FURTHER CONFIRM AND DECLARE THAT WE ARE NOT IN CONTRAVENTION OF SECTION 62 OF THE BANKING AND FINANCIAL INSTITUTIONS ACT 1989 (COPY OF OUR BOARD RESOLUTION ACCEPTANCE IS ENCLOSED HEREWITH).

                                 /s/ MUHAMMAD NASIR HAJI HANIFAH
MUHAMMAD NASIR HAJI HANIFAH     ------------------------------------------
    (FINANCE DIRECTOR)



                                 /s/ DR. IAN STUART FOSTER
                                -------------------------------------------
                                DR. IAN STUART FOSTER
                                AUTHORISED(SIC) SIGNATORY
                                (IN ACCORDANCE WITH THE SIGNATORIES OF THE
                                SPECIMEN CARDS OF YOUR CURRENT ACCOUNT) AND
                                COMPANY STAMP, WHERE APPLICABLE.
                                DATE OF ACCEPTANCE:   28 MAR 1997

                                                                   EXHIBIT 10(b)









                  UNITED OVERSEAS BANK (MALAYSIA) BHD












                               GUARANTEE

                              CORPORATE GUARANTEE

To:

            UNITED OVERSEAS BANK (MALAYSIA) BHD.
            (271809 K)

In consideration of your granting or continuing to make available banking facilities or other accommodation from time to time (hereinafter called "the Banking Facilities") or granting time to APPLIED MAGNETICS (M) SDN BHD of  PLOT 201, BAYAN LEPAS FTZ, PHASE 3, 11900 PENANG

(hereinafter called "the Customer") at our request, in such manner, to such extent and for as long as you may at your sole discretion deem fit, we, APPLIED MAGNETICS CORPORATION, a company incorporated in DELAWARE, UNITED STATES OF AMERICA and having its registered office at CORPORATION TRUST CENTER, 1209 ORANGE STREET, CITY of WILMINGTON, COUNTRY (SIC) of NEW CASTLE, DELAWARE, UNITED STATES of AMERICA

hereby agree with and guarantee you as follows:-

1. We will on demand pay to you all monies and discharge all obligations liabilities whether actual or contingent now or hereafter due owing or incurred to you by the Customer in whatever currency denominated whether on any banking or other account or on the general balance of the Customer's account with you or otherwise in any manner whatsoever (whether alone or jointly and in whatever style name or form and whether as principal or surety) including all liabilities in connection with foreign exchange transactions, accepting endorsing or discounting any notes or bills, or under bonds guarantees indemnities documentary or other credits or any instruments whatsoever from time to time entered into by you for or at the request of the Customer together with interest (as well after as before any demand or judgment and irrespective of whether or not the banker and customer relationship between the Customer and you has ceased or been terminated) to date of payment at such rates and upon such terms as may from time to time be payable by the Customer (or which would have been so payable but for the liquidation or other incapacity of the Customer) commission fees and other charges and all legal fees (on a solicitor and client basis) and other costs charges and expenses incurred by you in relation to the Customer or in enforcing or seeking to enforce any security or obtaining or seeking to obtain payment of all or any part of the monies or amounts hereby guaranteed on a full indemnity basis.

2. All monies received from or on account of the Customer or from any other person or estate or from the realisation(sic) of any security or otherwise for the purpose of being applied in reduction of the monies in Clause 1 mentioned above shall be treated for all purposes as payments in gross and not as appropriated or attributed to any specific part or item of the said monies even if appropriated thereto by the person otherwise entitled so to appropriate. All securities now or at any time held by you shall be treated as securities for the general balance and other amount owing by the Customer. We will make no claim to such securities or any part thereof or any interest therein unless and until we have paid all monies due from us under this Guarantee and you shall have received the full amount of such general balance and other amounts if any.

3. You shall be at liberty (whether before or after the insolvency or bankruptcy of the Customer) to place any monies received hereunder in a non-interest bearing suspense account for so long as you deem fit without any obligation in the meantime to apply the same or any part thereof towards discharge of any money or liabilities due or incurred by the Customer to you.

4. Should the customer become bankrupt or insolvent or being an incorporated company be wound up or liquidated, you may prove in the bankruptcy insolvency or winding up or liquidation of the Customer for the whole amount outstanding against the Customer to the exclusion of our rights to be subrogated to you in respect of any part payments made by us hereunder and no money or dividend so received by you shall be treated as received in respect of this Guarantee or otherwise in relation to us, but the full amount hereby guaranteed shall be payable by us until you shall have received from all sources one hundred Sen in the Ringgit Malaysia on the ultimate balance outstanding against the Customer. After you have received such ultimate balance in full any claim on our part to any excess or any securities remaining in your hands shall be a matter of adjustment between you, us and any other person or persons laying claim thereto.

5. The total amount recoverable from us under this Guarantee shall be limited to the principal sum of Ringgit Malaysia TWENTY TWO MILLION ONLY ---------------- (RM 22,000,000-00---------) only or its equivalent in whatever currency denominated as shall be required by you at the date of payment with interest and commission thereon and all reasonable costs charges and expenses referred to in Clause 1 hereof.

6. This Guarantee shall not be considered as satisfied by any intermediate payment or satisfaction of the whole or any part of any sum or sums of money owing as aforesaid but shall be a continuing security and shall extend to cover the ultimate balance from time to time owing to you by the Customer in any manner whatsoever notwithstanding the death bankruptcy insanity liquidation or other incapacity or any change in the constitution of the Customer or us or in the name or style thereof or the retirement or death of any partner or the admission of any further partner of the Customer or any settlement of account or other matter whatsoever until three (3) months after receipt by you of notice in writing to determine the same signed by us PROVIDED ALWAYS that such notice shall not affect our liabilities for monies obligations or liabilities present or future actual or contingent due owing or incurred prior to the expiration of such three
     (3) months period. In the event that this Guarantee is signed by more than one person, the notice of termination referred to herein shall be signed by all of us jointly.

7. This Guarantee is in addition to and shall not merge with or otherwise prejudice or affect any other right remedy guarantee indemnity or security and may be enforced notwithstanding the same or any other bill note mortgage charge pledge or lien now or hereafter held by or available to you.

8. Notwithstanding any notice of termination or that this Guarantee ceases to be continuing for any reason whatsoever you may continue any account of the Customer or open one or more new accounts and our liability hereunder shall not in any manner be reduced or affected by any subsequent transactions or receipts or payments into or out of any such account.

9. This Guarantee shall be without prejudice to and shall not be affected nor shall we be released or exonerated by any of the matters following:-

     .1 any securities negotiable or otherwise including other guarantees which you may now or any time hereafter hold in respect of the Customer from us or any other person or persons for any monies whether hereby guaranteed or otherwise; or

     .2 the variation exchange renewal release or modification of any such securities or the refusal or neglect to complete enforce or assign any judgment specialty or other security or instrument negotiable or otherwise and whether satisfied by payment or not; or

     .3 any time given or extended to the Customer and/or any other person or persons including ourselves and the parties to any negotiable or other security instrument guarantee or contract or any other indulgence granted to or compromise composition or arrangement made with the Customer and/or any other person or persons whether with or without consent or notice to us; or

     .4 the continuing and/or the opening and operation of any other account or accounts current or otherwise with the Customer at any of your branch or branches; or

     .5 the granting of any other banking facility or facilities to the Customer and/or variation of the Banking Facilities granted to the Customer by way of (but not limited to) substitution addition increase or reduction whatsoever; or

     .6 any release or discharge given to any one or more co-guarantors whether with or without our consent or notice.

10. You are to be at liberty but not bound to resort for your own benefit to any other means of payment at any time and in any order as you think fit without in consequence diminishing our liability to you hereunder and you may enforce this Guarantee for the payment of the ultimate balance after resorting to other means of payment or for the balance due at any time notwithstanding that other means of payment have not been resorted to and in the latter case, without entitling us to any benefit from such other means of payment so long as any money remains due or payable (whether actually or contingently) from the Customer to you and in addition you shall be at liberty to require payment by us of any monies owing to you without taking any proceedings first to enforce such payment by the Customer.

11. Until the ultimate balance owing by Customer to you has been paid or satisfied in full:-

     .1 you shall be entitled forthwith without prior notice after an event of default or in making demand to combine or consolidate all or any of our then existing accounts wheresoever situate with our liabilities to you and set-off or transfer any sum standing to the credit of any such accounts ("the Credit Balances") in or towards satisfaction of our liabilities to you under this Guarantee whether such liabilities be present future actual contingent primary collateral several or joint notwithstanding that the Credit Balances and the said liabilities may not be expressed in the same currency and you are authorised(sic) to effect any necessary conversion at your then prevailing spot rate of exchange (as conclusively determined by you) for purchasing the currency in the said liabilities with the existing currency so converted;

     .2 no part of the Credit Balances referred to in Clause 11.1 herein shall be repayable to us or otherwise except with your prior consent;

     .3 you shall have a lien on all our property assets stocks shares securities from time to time in your possession or held by you for safe custody or otherwise ("the Assets");

     .4 in the event that we shall fail to discharge our liabilities to you under this Guarantee on demand you shall be entitled without further notice or consent from us to sell assign transfer negotiate or otherwise dispose of the Assets referred to in Clause 11.3 herein at such times in such manner and generally on such terms and conditions and for such consideration as you may in your absolute discretion think fit without being under responsibility to us for the price obtained thereby and you shall be entitled to apply the proceeds in or towards the discharge of the costs incurred and of such monies obligations and liabilities hereby guaranteed whether then due and payable or not and if such proceeds are insufficient for such purpose, we undertake to immediately make good such deficiency;

     .5 we undertake if and when you so require to execute and sign all transfers and other instruments or documents which you may from time to time require for vesting or enabling you to vest any of the Assets in or for facilitating delivery of the same to you or your nominees or any purchaser and to do all such acts and things as may be necessary or expedient for effecting or in connection with any sale or other disposition you may make under Clause 11.4 herein.
     Save for manifest errors

12. A statement signed by your manager or any one or your officers as to the monies and liabilities for the time being due or incurred to you from or by the Customer shall be final and conclusive evidence against us of the indebtedness of the Customer to you for all purposes including legal proceedings.

13. Any demand for payment or any other demand or notice under this Guarantee may be made by your manager or any one of your officers or by any person or firm for the time being acting as your solicitor or solicitors by letter sent by post addressed to us at our address specified herein or at our registered office or our last known place of business and a demand or notice so sent shall be deemed to be served 14 business days following the day on which it is posted. In proving such service it shall be sufficient to prove that the notice or demand was properly addressed and posted notwithstanding that the said notice or demand may subsequently undelivered by the postal authorities.

14.  This Guarantee shall not be determined or in any way prejudiced by:-

     .1 any change in the Customer or us, whether by reason of bankruptcy death incorporation amalgamation liquidation reconstruction or otherwise howsoever in the name style constitution or composition by retirement expulsion death or admission of any partner or partners or otherwise but shall enure(sic) and be available for all intents and purposes as if the resulting firm company or concern had been the one whose obligations were originally guaranteed; or

     .2 any amalgamation or merger that may be effected by you with any other company or companies or any reconstruction by you involving the formation of and transfer of the whole or any part of your undertaking and assets to a new company or the sale or transfer of the whole or any part of your undertaking and assets to another company, whether the company or companies with which you amalgamate or merge or the company to which you transfer the whole or any part of your undertaking and assets either on a reconstruction or sale or transfer as stated above shall or shall not differ from you in their or its objects, character or constitution, it being our intent that this Guarantee shall remain valid and effectual in all respects in favor of, against and with reference to, and that the benefit of this Guarantee and all rights conferred upon you by this Guarantee may be assigned to and enforced by, any such company or companies and proceeded on in the same manner and all intents and purposes as if such company or companies had been named in this Guarantee instead of and/or in addition to you.

15. Until the ultimate balance owing by the Customer to you has been paid or satisfied in full (and notwithstanding payment of a dividend in any bankruptcy or liquidation or under any compromise or arrangement) we hereby waive all rights of subrogation and indemnity against the Customer and agree not to demand or accept or to negotiate assign charge or otherwise dispose of an monies obligations or liabilities now or hereafter due or owing to us from the Customer or any co-guarantor or any promissory note bill of exchange guarantee indemnity mortgage charge or other security from the same or to take any step to enforce any right against the Customer or any co-guarantor or to claim any set-off or counterclaim against the same or to claim or prove in competition with you in the bankruptcy or liquidation of the Customer or any co-guarantor or have the benefit of or share in any payment or composition from the same or in any other guarantee indemnity or security now or hereafter held by you for any monies obligations or liabilities of the Customer. If we receive any payment promissory note bill of exchange guarantee indemnity mortgage charge or other security or other benefit or exercises any set-off or counterclaim or otherwise act in breach of this Clause, anything so received and any benefit derived directly or indirectly by us therefrom shall be held in trust for you as a continuing security for our liability to you hereunder.

16. We hereby agree that you shall be at liberty without any further consent from us and without thereby affecting our liability under this Guarantee at any time to determine enlarge or vary any credit to the Customer. You may enforce this Guarantee against us at any time notwithstanding that any bills or other instruments covered by it may be in circulation or outstanding and include the amount of the same or any of them in the said general balance or not at your option and this Guarantee shall not be determinable by us or our successors in title except on the terms of our making full provision up to the limit of our Guarantee for any then outstanding liabilities or obligations on your part and on the Customer's account.

17. Though as between us and the Customer we are sureties only for the Customer, yet as between us and you we shall be deemed to be principal debtors for all the monies, the payment of which is hereby guaranteed and accordingly shall not be discharged nor shall our liability be affected by any fact or circumstance or any act thing omission or means whatsoever, whereby our liability would not have been discharged if we had been the principal debtors.

18. As a separate and independent stipulation, we agree that any sum or sums of money which may not be recoverable from us on the footing of a guarantee whether by reason of any defect in or want of powers of the Customer or irregular exercise thereof or lack of authority by any person purporting to act on behalf of the Customer or any legal or other limitation disability or incapacity on or of the Customer or by any other fact or circumstance and whether known to you or not shall nevertheless be recoverable from us as sole or principal debtor and shall be paid by us on demand. We hereby irrevocably and unconditionally undertake to indemnify you in full and keep you fully indemnified against all loss damage liabilities costs and expenses whatsoever which you may sustain or incur as a result of or arising from the Banking Facilities which you may now or hereafter grant to the Customer, except to the extend(sic) set for damages liabilities costs and expenses, arising from your gross negligent willful misconduct.

19. All sums payable by us under this Guarantee shall be paid to you in full free of any present or future taxes levies imposts duties charges fees or withholdings and without set off or counterclaim or any restriction condition or deduction whatsoever. If we are compelled by law to make any deduction or withholding we will promptly pay to you such additional amount as will result in the net amount received by you being equal to the full amount which would have been receivable had there been no deduction or withholding. Any additional amount paid under this Clause shall not be treated as interest but as agreed compensation.

20. If for any reason whatsoever any monies or liabilities due owing or incurred by the Customer or us to you are denominated in a currency other than the Ringgit Malaysia, you may at any time and from time to time, for the purpose of determining our liabilities hereunder denominated in Ringgit Malaysia, convert such monies or liabilities of the Customer into Ringgit Malaysia at your spot rate of exchange (as conclusively determined by you) for purchasing such currency with Ringgit Malaysia prevailing on the date of actual payment by us and we hereby agree to indemnify you against the full Ringgit Malaysia price (including all costs charges and expenses).
     No payment to you (whether under any judgment or court order or otherwise) shall discharge our liabilities to you under this Guarantee unless and until you shall have received payment in full in the currency in which such monies or liabilities due owing or incurred by the Customer to you and to the extent the amount of such payment shall on actual conversion into such currency fall short of such monies or liabilities expressed in that currency you shall have a separate cause of action against us and shall be entitled to enforce this Guarantee to recover the amount of the shortfall.

21. We hereby represent warrant and undertake with you (such representations warranties and undertakings to continue so long as this Guarantee remains subsisting) that:-

     .1 we are duly incorporated and have full power to enter into and perform and will perform our obligations under this Guarantee and all necessary corporate shareholder and other action to enable us to execute deliver and perform the same has been taken and we have obtained and will maintain in full force and effect all necessary consents licenses and authorities and no limitation on our powers to borrow or give guarantees will be exceeded as a result of this Guarantee;

     .2 this Guarantee has been validly created and constitutes a valid and legally binding obligation on us enforceable in accordance with its terms; except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors rights and except to the extend that availability of the remedy of specific performance, injunctive relief or other equitable remedies is subject to the discretion of the court before which any proceeding therefor may be bought.

     .3 the creation of this Guarantee and the performance and observance of the obligations here under does not and will not

          3.1 contravene any existing applicable law statute rule or regulation or any judgment decree or permit to which we are subject,

          3.2 conflict with or result in any breach of any of the terms of or constitute a default under any agreement or other instrument to which we are a party or are subject or by which we or any of our properties are bound,

          3.3 contravene or conflict with any provision of our Memorandum and Articles of Association, or

          3.4 result in the creation or imposition of or oblige us to create any charge or other encumbrance on any of our assets rights or revenues;

     .4 neither we nor any of our subsidiaries are in default in respect of any material financial commitment or obligation including but not limited to any guarantee indemnity bond or like obligation or in breach of any agreement or arrangement or statutory or other legal requirement to an extent or in a manner which might have a material adverse effect on our and our subsidiaries' business assets or financial condition taken as a whole;

     .5 neither we nor any of our subsidiaries are involved in any action suit arbitration or proceeding nor to our knowledge is any such action suit arbitration or proceeding pending or threatened which has or could have a material adverse effect on our and our subsidiaries' business assets or financial condition taken as a whole;

     .6 our obligations under this Guarantee will rank at all times at least pari passu with all our other existing and future indebtedness obligations and liabilities actual or contingent from time to time (save those as by law rank as preferential in a winding-up);

     .7 all information furnished to you and the Customer in connection with the Customer's application of the Banking Facilities with you do not contain any untrue statement or omit to state any fact the omission of which makes any statement made therein in the light of their circumstances under which they are made, misleading and that we are not aware of any material facts or circumstances that have not been disclosed to you which might, if disclosed, adversely affect your decision to grant the Banking Facilities or to take this Guarantee as security.

22. No delay or omission on your part in exercising any right power privilege or remedy in respect of this Guarantee shall impair such right power privilege or remedy or be construed as a waiver of it nor shall any single or partial exercise of any such right power privilege or remedy preclude any further exercise of it or the exercise of any other right power privilege or remedy. The rights powers privileges and remedies provided in this Guarantee are cumulative and not exclusive of any rights powers privileges or remedies provided by law.

23. Nothing done or omitted by you in pursuance of any authority discretion or permission contained in this Guarantee shall diminish, affect or discharge our liabilities hereunder.

24. This Guarantee shall be governed by and interpreted in accordance with the laws of Malaysia and we irrevocably:-

     .1   submit to the non-exclusive jurisdiction of the Courts in Malaysia;

     .2 waive any objections on the ground of venue or forum non conveniens(sic) or any similar grounds; and

     .3 consent to service of process by registered mail or in any other manner permitted by the relevant law.

25. No assurance security or payment which may be avoided under Section 293 or 294 of the Companies Act (as revised and amended by any statutory modifications thereof) or by an provisions of the Bankruptcy Act 1967
     (as revised and amended by any statutory modifications thereof) and no release settlement or discharge which may have been given on the faith of any such assurance security or payment shall prejudice or affect your right to recover from us to the full extent of this Guarantee as if such assurance security payment release settlement or discharge (as the case may be) had never been guaranteed given or made.

26. Where this Guarantee is signed by more than one person, any liability arising under this Guarantee shall be deemed to be the joint and several liability of such persons and this Guarantee may be executed in any number of counterparts, all of which taken together and when delivered to you shall constitute one and the same instrument. You are to be at liberty to release or discharge any one or more of such persons from liability under this Guarantee or to compound with, accept compositions from or make any other arrangements with any such persons without in consequence releasing or discharging any other party to this Guarantee or otherwise prejudicing or affecting your rights and remedies against any such other party. This Guarantee shall not be terminated or prejudiced or affected by the death of any one or more of such persons but in the event of any such death the notice of termination referred to in Clause 6 herein shall be given jointly by the survivor or survivors of such persons and the personal representatives of such persons who have died.

27. If this Guarantee is to be signed by more than one person (such persons being hereinafter referred to as "the Original Signatories") and any one or more of the Original Signatories fails to sign the same or having signed is not bound by this Guarantee (whether by reason of his lack of capacity or improper execution of this Guarantee or for any other reason whatsoever) the remaining Original Signatories shall continue to be bound by this Guarantee as if such other Original Signatories had never been party hereto.

28. The provisions of this Guarantee are severable and the invalidity or unenforceability of any provision(s) herein shall not affect the validity or enforceability of the remaining provisions of this Guarantee.

29.  This Guarantee shall be binding on our successors in title.

30. In this Guarantee unless there is something in the subject or context inconsistent with such construction or unless it is otherwise expressly provided:-

     .1 words in the singular include the plural and words in the plural include the singular;

     .2 words importing the masculine gender include feminine and neuter genders and visa versa;

     .3 references and words applicable to natural persons include any body of persons company corporation firm or partnership corporate or unincorporate and vice versa.

31.   This Guarantee shall at all times remain your property.


      Dated the               11    day of      March             1997

SIGNED BY                           )
the duly authorised(sic) signatory  )
for and on behalf of                )
                                    )
in the presence of:-                )




The Common Seal of                  )

affixed in the presence of:-        )

     BERNICE WILLIAMS


      /s/ Craig D. Crisman              /s/ Peter T. Altavilla
     -------------------------------    ----------------------------
     Craig D. Crisman                   Peter T. Altavilla
     Its Chairman and                   Its Controller
     Chief Executive Officer

                                                                  EXHIBIT 10(c)




Our Ref:   YKL / PS / va (ACF No. PR/96-073)

PRIVATE & CONFIDENTIAL

October 23, 1996

APPLIED MAGNETICS (M) SDN BHD
PLOT 201, BAYAN LEPAS,
FREE TRADE ZONE,
PHASE 3,
11900 PENANG.

Dear Sirs,

BANKING FACILITIES OF RM5,000,000

We refer to our Letter of Offer dated September 23, 1996 which was unacceptable to you. We are now pleased to advise you that the Bank has approved Banking Facilities to you under the following revised terms and conditions as requested by you.

NATURE AND AMOUNT
OF FACILITIES                       :     Omnibus line -
                                          LC / TR / BA /    RM5,000,000
                                          BG / SG / ECR PRE,
                                          POST / FX
                                          Sublimits
                                          BG                (RM1,000,000)
                                          SG                (RM1,000,000)
                                          FX                (RM1,000,000)
                                                            ------------------
                                                            RM5,000,000
                                                            -----------

PURPOSE                         :     LC    -  To purchase / import of raw
                                               materials from local / foreign
                                               suppliers.
                                      TR    -  To finance bills drawn
                                               under LCs issued by the
                                               Bank and/or Documentary
                                               Bills for Collection
                                               (under documents

                                                                         ...1/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 2

                                              against payment (DP) term).
                                     BA   -   To finance imports/local
                                              purchases and/or exports/local
                                              sales under credit terms.
                                     ECR  -   To finance the purchase of raw
                                     Pre      materials from local suppliers
                                              for exports under Bank
                                              Negara Malaysia's (BNM)
                                              Certificate of Performance
                                              (CP).
                                     ECR  -   To finance bills drawn under
                                     Post     usance LC.
                                     BG   -   To issue guarantees to relevant
                                              authorities, acceptable to the
                                              Bank.

                                     SG  -    To facilitate clearance
                                              of goods at the port
                                              pending arrival of
                                              original shipping/
                                              delivery documents drawn
                                              under the Bank's LC's.

                                    FX  -     To hedge against major
                                              foreign currency
                                              fluctuations.

INTEREST RATE/             :        LC  -     At 0.1% per mensem(sic) / as
                                              per ABM rates and Prevailing
                                              Foreign Centre rates.

                                    TR  -     At 1.00% per annum +
                                              Base Lending Rate (BLR) .
                                              (Presently our BLR is at
                                              9.20% p.a.)

                                    BA -      Acceptance Commission of
                                              1.00% per annum + funding
                                              cost.


                                                                         ...2/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 3

                                 ECR   -     1.0% p.a. + Bank Negara
                                             Malaysia's (BNM) prescribed
                                             rates.  Presently, BNM's
                                             prescribed rate under the ECR
                                             scheme is 6.70% p.a.

                                 BG/SG -     0.1% per mensem(sic)
                                             respectively, and as per
                                             ABM rates.

                                 FX    -     As quoted by the Bank's
                                             Treasury.

                                             We may in our discretion vary
                                             the interest rate (including the
                                             spread)/commission at any time
                                             without prior notice.

ADDITIONAL INTEREST       :     LC    -      Should the account be
                                             overdrawn or an excess
                                             created, the Bank shall be
                                             entitled to impose an
                                             additional rate of 4% (four per
                                             cent) per annum above the
                                             Base Lending Rate for such
                                             period for which the account is
                                             overdrawn or in excess.

                                TR    -      An additional interest of 4%
                                             per annum above the Base
                                             Lending Rate shall be levied
                                             for late payments/overdue or
                                             on the amount outstanding on
                                             due/maturity date as the case
                                             maybe, until date of payment.

                                BA    -      An additional interest of 4%
                                             per annum above the Base
                                             Lending Rate shall be levied

                                                                         ...3/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 4

                                              for late payments/overdue
                                              or on the amount
                                              outstanding on
                                              due/maturity date as the
                                              case maybe, until date of
                                              payment.

                             ECR PRE/  -      An additional interest of 4%
                             POST             per annum above the Base
                                              Lending Rate shall be
                                              levied for late
                                              payments/overdue or on the
                                              amount outstanding on
                                              due/maturity date as the
                                              case maybe, until date of
                                              payment.

                             BG/SG     -      Should the account be
                                              overdrawn or an excess
                                              created, the Bank shall be
                                              entitled to impose an
                                              additional rate of 4% (four per
                                              cent) per annum above the
                                              Base Lending Rate for such
                                              period for which the account is
                                              overdrawn or in excess.

                                              You are required to
                                              indemnify the Bank
                                              immediately upon a claim
                                              being made on the Banker's
                                              Guarantee or Shipping
                                              Guarantee issued.

LIFETIME               :     LC    -          At sight or maximum 90 days
                                              usance.
                             TR    -          Maximum of 180 days.
                             BA    -          Maximum of 180 days and
                                              subject to BNM's guidelines.
                             ECR   -          As per BNM rules.
                             BG    -          On annual renewal basis.



                                                                         ...4/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 5

                             SG   -          As per ABM rules/ until
                                             presentation of original
                                             shipping documents.
                             FX   -          Maximum 6 months and as
                                             per BNM rules.

DURATION               :                     The facilities are subject to
                                             annual review but payable on
                                             demand.

CANCELLATION  FEE      :                     Zero point five per cent (0.5%)
                                             flat on the total amount of the
                                             facility payable within seven (7)
                                             days of cancellation after
                                             acceptance but prior to any
                                             disbursement of the facility.

SECURITY               :                     Corporate Guarantee from your
                                             parent company, Applied Magnetics
                                             Corporation, USA for RM5.0 million.

LEGAL FEES/EXPENSES    :                     All charges, legal fees and
                                             incidental expenses incurred in
                                             connection with the preparation
                                             and enforcement of these facilities
                                             including the Bank's solicitors
                                             fee (on a solicitors-client's
                                             basis) if any monies hereby
                                             granted is required to be recovered
                                             by any process of law or by our
                                             solicitors shall be borne by you.

EVENT OF DEFAULT        :                    The above facilities and interest
                                             thereon and/or the amount
                                             outstanding and unpaid shall be
                                             payable immediately if one or more
                                             of the following events should
                                             occur:-

                                             a) If you continuously fail to pay
                                                when due/matured, any interest
                                                or principal or any other sum of
                                                money in accordance with the
                                                terms of this Letter of Offer.


                                                                         ...5/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 6

                                              b) If you are unable to pay debts
                                                 as they become due and the
                                                 inability to pay is reasonably
                                                 deemed by us (the Bank) to be
                                                 materially prejudicial to the
                                                 Bank's interest and right and
                                                 or remedies against you in
                                                 respect of the above
                                                 facilities.

                                              c) If you default on any of your
                                                 existing borrowings with other
                                                 financial institutions, this
                                                 shall constitute an event of
                                                 default on your part and we
                                                 (the Bank) reserves the right
                                                 to recall part or all of the
                                                 facility extended or
                                                 outstanding.

                                             d)  Cross default.

                                             e)  Breach of terms and conditions
                                                 of approval contained herein.

                                             f)  If a petition be presented or
                                                 an order is made or a
                                                 resolution is passed for
                                                 winding-up of your company or
                                                 the guarantor.

                                             g)  If a distress execution or
                                                 other process of a court of
                                                 competence jurisdiction
                                                 is levied or issued against
                                                 any of your company's and/or
                                                 guarantor's properties and
                                                 such distress execution
                                                 or other process, as the case
                                                 may be, is not satisfied by
                                                 your company and/or within
                                                 twenty one (21) days from the
                                                 date hereof.




                                                                         ...6/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 7

                                     h)   If in the opinion of the Bank, the
                                          security in favour(sic) of the Bank
                                          or the business your company and/or
                                          guarantor is in jeopardy.

                                          In such cases, the aforesaid credit
                                          facilities will automatically be
                                          terminated and treated as cancelled.

                                          All outstanding obligations with the
                                          Bank will then immediately become due
                                          and payable. Any monies so due but not
                                          paid will attract an additional
                                          interest rate of 4% per annum above
                                          the Base Lending Rate (as well after
                                          as before any judgement obtained and
                                          not withstanding the fact that the
                                          relationship of banker-customer
                                          between the Bank and your company have
                                          ceased for any reasons whatsoever)
                                          calculated on the overdue amount
                                          beginning from the due date to the
                                          date of actual payment.

MATERIAL ADVERSE              :           The Bank reserves the right to
CHANGE CLAUSE                             terminate the facilities in the event
                                          of any material adverse change in
                                          your company and/or guarantor's
                                          financial condition which might affect
                                          your company and/or guarantor's
                                          ability to comply with the obligations
                                          under the Letter of Offer prior to the
                                          first and subsequent disbursement.

CONDITIONS PRECEDENT         :       a)   The Original copy of the Bank's Letter
                                          of Offer duly accepted and signed;

                                     b)   Receipt of your company's Board
                                          Resolution authorising(sic) the
                                          acceptance of these facilities
                                          together with the stipulated terms
                                          and
                                                                        ...7/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 8

                                           authorising(sic) specific person(s)
                                           to deal on your company's behalf;

                                       c)  Receipt of Corporate Guarantee for
                                           RM5 million from your parent
                                           company, Applied Magnetics
                                           Corporation, USA;

                                       d)  Receipt of Board Resolution from
                                           Applied Magnetics Corporation, USA
                                           sanctioning the said Corporate
                                           Guarantee.

                                       e)  All required legal documentation
                                           effected;

                                       f)  Completion of legal documentation to
                                           satisfaction of the Bank's solicitors
                                           and the Bank.

DRAWDOWN/UTILISATION:(sic)                 The facilities may be available for
OF FACILITIES                              utilisation(sic)/drawdown upon
                                           fulfilment(sic) of the conditions
                                           precedent.

OTHER TERMS AND               :        a)  Compliance with ECM 8 guidelines for
CONDITIONS                                 Non-Resident Controlled Companies
                                           (NRCC) at all times.

                                       b)  All terms and conditions including
                                           interest rates, fees and commission
                                           stipulated herein are current and
                                           subject to changes from time to time
                                           at our absolute discretion without
                                           prior notice to you.

                                       c)  As a matter of policy, the Bank
                                           usually review credit facilities on
                                           a regular basis.  Therefore, we would
                                           require you to submit your annual
                                           audited financial statements and
                                           semi-annual
                                                                         ...8/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 9

                                           house financial statements within
                                           120 and 60 days respectively after
                                           the end of each period.

                                       d)  The Bank reserves the right to add
                                           to, delete, alter, amend and vary
                                           and terms and conditions in its
                                           absolute discretion at any time it
                                           deems fit.  The Bank is under no
                                           obligation to grant or continue
                                           granting the facility and reserves
                                           the right to recall or demand full
                                           settlement, extend or cancel the
                                           facility as it deems fit.

                                       e)  In accordance with Section 62 (1) of
                                           the Bank and Financial Institutional
                                           Act 1989, the approval and
                                           utilisation(sic) from time to time
                                           of the credit facilities are strictly
                                           conditional that your directors,
                                           managers, agents and guarantors or
                                           shareholders (with five per cent
                                           (5%) or more shareholdings) of such
                                           facilities are not directly related
                                           to any directors, officers or
                                           employees of the Bank or the Bank's
                                           subsidiaries currently or at any time
                                           in the future either as parent(s)/
                                           spouse(s)/child(ren).  You undertake
                                           to advise the Bank immediately and
                                           the Bank reserves the right to recall
                                           the credit facility should any of the
                                           above relationship is established or
                                           discovered at any time.

                                       f)  You shall open and maintain an active
                                           and satisfactory account with us and
                                           operate and activate your account
                                           within the approved drawing limit and
                                           payment of interest due must be
                                           current at all times.

                                       g)  You are to notify the Bank promptly
                                           on any change of the correspondence
                                           address.


                                                                         ...9/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 10

                                       h) The Bank reserves the right to debit
                                          your account for interest, commission,
                                          charges, and principal sum of monies
                                          outstanding and other incidental
                                          expenses incurred.

                                      i)  You shall notify the Bank on any
                                          change in Directorship, Management,
                                          significant shareholders or any
                                          material information relating to your
                                          company.

                                      j)  You shall submit other information as
                                          may be requested by us from time to
                                          time.

                                      k)  All guidelines and rules imposed by
                                          BNM from time to time are complied
                                          with.

                                      l)  All other terms and conditions not
                                          specifically mentioned herein that
                                          shall be imposed by the Bank from time
                                          to time.

As you may know, Bank Negara Malaysia has now established the Central Credit Bureau to collect information from banks regarding credit facilities which they grant to their customers. This is to enable participating Banks which are approached for credit facilities by a customer, to be informed by the Bureau of the aggregate credit facilities granted to the customer by other Banks.

The information is kept strictly confidential between the Bureau and participating Banks and it is a term of the credit facilities granted to you that the information regarding it will be given to the Bureau for the use of the Bureau and the participating Banks.

Notwithstanding the approval of the facilities, the Bank reserves the right to rescind the approval prior to any disbursement of the funds provided that our right to cancel the facilities at any time in our absolute discretion shall not be affected.

We trust the terms and conditions for the above facilities are acceptable to you. Kindly indicate your acceptance by signing and returning the original of this Letter of Offer to us within thirty (30) days from the date of this Letter of Offer.



                                                                         ...10/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

APPLIED MAGNETICS (M) SDN BHD - PAGE 11

This Letter of Offer shall supercede and cancel our previous Letter of Offer dated September 23, 1996.

Should you have any query, please do not hesitate to contact us at any time.

Thank you.



Yours faithfully,
for BANK UTAMA (M) BERHAD
      PRAI BRANCH

/s/ Pronob Sengupta                  /s/ Yong Kin Leng
-------------------------------     -----------------------------------
PRONOB SENGUPTA                     YONG KIN LENG
CREDIT OFFICER                      CUSTOMER RELATIONSHIP
                                    MANAGER/BRANCH MANAGER


------------------------------------------------------------------------------



We, APPLIED MAGNETICS (M) SDN BHD (COMPANY NO : 170897-K) do understand and accept your offer based on the terms and conditions outlined above.


/s/ Dr. John S. Foster             /s/ Muhammad Nasir Haji Hanifah
------------------------------     ---------------------------------------
DR. JOHN S. FOSTER                  MUHAMMAD NASIR HAJI HANIFAH
MANAGING DIRECTOR                   (FINANCE DIRECTOR)

Authorised(Sic) Signatories and Rubber Stamp

Date of Acceptance:                       APPLIED MAGNETICS (M) SDN. BHD.
                                          PLOT 201, BAYAN LEPAS FREE TRADE ZONE,
                                                11900 PENANG, MALAYSIA,
/va


                                                                         ...11/
                         BANK UTAMA (MALAYSIA) BERHAD
                          (Incorporated In Malaysia)
                            PRAI BRANCH (27714-A)
          No. 2677, Jalan Chain ferry, Taman Inderawasih, 13600 Prai,
          Pulau Pinang, Malaysia P.O. Box 219, 42100 Butterworth.
          Tel: 04-3901567, 3903624 Fax: 04-3991612 Telex: Ma 47054

                                                                   EXHIBIT 10(d)

                          LETTER OF GUARANTEE


To:-

      BANK UTAMA (MALAYSIA) BERHAD




            In consideration of your opening or continuing an account with and making or continuing to make advances loans or otherwise giving credit or continuing to give credit or accomodation(sic) or granting to Applied Magnetics
(M) SDN BHD
-----------------------------------------------------------------------
of   Plot 201, Bayan Lepas FIZ, Phase 3, 11900 Penang



(hereinafter called "the Customer") at my/our request, for as long as you may at your sole discretion deem fit I/we Applied Magnetics Corporation

------------------------------------------------------------------------
of  75 Robin Hill Road, Goleta, California 93117 USA

------------------------------------------------------------------------
the undersigned hereby jointly and severally agree with and guarantee you as follows, that is to say:

1.    I/We will pay you on demand:-

           (I) all moneys which now are or may during the operation of this Guarantee be owing to you from the Customer or remain unpaid on the general balance of Customer's account with you anywhere and on any account whatsoever whether from the Customer alone or from the Customer jointly with or as surety for any other person or persons or for any firm or company including advances overdrafts discounts bills or notes held by you on or in respect of which the Customer may be or have been liable to you in any manner together with commission and other ordinary banking expenses including interest and any additional interest at such rate as may be from time to time be prescribed by you (as well after as before judgment) although the relation of banker and Customer may have ceased for whatever reason;

           (II) all amounts which now are or may during the operation of this Guarantee become owing to you by the customer in respect of indemnities and/or guarantees given to the owners agents charterers or masters of ships or in respect of any kinds of indemnities and/or guarantees whatsoever entered into by you at the request of or on behalf of the customer or in respect of any bills accepted by the Customer;

         (III) all amounts which now are or may during the operation of this Guarantee become owing to you by the Customer arising out of any agreement in writing made with you or otherwise howsoever in respect of Bankers Acceptances or Letters of Credit or any Letter of Credit irrevocable or otherwise opened or established through you upon the application of the Customer and either with you or any agent or branch of yours wherever situated; and

         (IV) all costs charges and expenses which you may incur in enforcing or seeking to enforce any security for or obtaining or seeking to obtain payment of all or any part of the money or amounts hereby guaranteed.

2. All moneys received from or on account of the Customer or from any other person or estate or from the realisation(sic) of any security or otherwise for the purpose of being applied in reduction of the moneys in Clause 1 above mentioned shall be treated for all purposes as payments in gross and not as appropriated or attributed to any specific part or item of the said moneys even if appropriated thereto by the person otherwise entitled so to appropriate. All securities now or at any time held by you shall be treated as securities for the said general balance and other amount owing. I/We will make no claim to such securities or any part thereof or any interest therein unless and until I/we have paid all moneys due from me/us under this Guarantee and you shall have received the full amount of such general balance and other amounts if any.

3. You shall be at liberty (whether before or after the insolvency or bankruptcy of the Customer) to place any moneys received hereunder in a suspense account for so long as you deem fit without any obligation in the meantime to apply the same or any part thereof towards discharge of any money or liabilities due or incurred by the Customer to you.

4. Should the Customer become bankrupt or insolvent or being an incorporated company be wound up, you may prove in the bankruptcy insolvency or winding up of the Customer for the whole amount outstanding against the Customer to the exclusion of my/our rights to be subrogated to you in respect of any part payments made by me/us hereunder and no money or dividend so received by you shall be treated as received of this Guarantee or otherwise in relation to me/us, but the full amount hereby guaranteed shall be payable by me/us until you shall have received from all sources one hundred sen in the ringgit on the ultimate balance outstanding against the Customer. After you have received such ultimate balance in full any claim on my/our part to any excess or any securities remaining in your hands shall be a matter of adjustment between you me/us and any other person or persons laying claim hereto.

5. This guarantee shall be a continuing guarantee to you up to the aggregate principal sum of Ringgit Malaysia: 5 Millions only (RM 5,000,000.00) for the purpose of securing not merely an equivalent amount but the whole of the moneys or general balance in Clause 1 hereof mentioned notwithstanding any such payments receipts or dividends as are hereinbefore mentioned together with interest thereon as prescribed by you from time to time.

6. You may at all times without prejudice to this Guarantee and without discharging or in any way affecting my/our liability hereunder and without any notice to me/us:-

           (a) determine renew vary restructure earmark or increase any advance credit banking facilities or accommodation given or to be given to the Customer or the manner in which the same is applied or utilised(sic); and/or

           (b) grant to the Customer or to any other person any time or indulgence; and/or

           (c)     renew any bills notes or other negotiable securities; and/or

           (d) take any other securities or guarantee from the Customer or any other person; and/or

           (e) deal with exchange release modify or abstain from taking perfecting or failing to correct any invalidity in enforcing any securities or other guarantees or rights which you may now or hereafter have from or against the Customer or any other person; and/or

           (f) enter into any arrangement with or compound with the Customer or with any other person or guarantor; and/or

           (g) grant further facilities to the Customer and all sums advanced to the Customer pursuant to the said further facilities shall be secured by this Guarantee

       AND I/we hereby expressly consent to all of the above acts on your part.

7. You are to be at liberty but not bound to resort for your own benefit to any other means of payment at any time and in any order as you think fit without in consequence diminishing my/our liability to you hereunder and you may enforce this Guarantee for the payment of the ultimate balance after resorting to other means of payment or for the balance due at any time notwithstanding that other means of payment have not been resorted to and in the latter case, without entitling me/us to any benefit from such other means of payment so long as any sum liability or obligation remain due or owing or payable or outstanding (whether actual or contingent) from the Customer to you.

8. This Guarantee shall not be determined or affected by the death or insanity of myself or any one or more of us but shall in all respects and for all purposes be binding and operative until determined as to future transactions by fourteen (14) days' notice in writing given to you by me/us or any one of us by the personal representatives of any of us who may be dead or in case of insanity of any of us by the person legally entitled to represent the insane person. During the pendency(sic) of such notice you may subject always to the aforesaid limit of my/our liability hereunder fulfil(sic) any requirements of the Customer based on agreements express or implied prior to the receipt of such notice and you may afford the Customer such further accommodation as you would have done had you not received such notice and any moneys thereby due or remaining unpaid at or after the expiration of such notice shall form part of the aforesaid general balance.

9. Without prejudice to your right to open new accounts in the name of the Customer from time to time, in the event of this Guarantee ceasing from any cause whatsoever to be binding as a continuing security on me/us or my/our liquidators or personal representative(s) as the case may be you shall be at liberty without thereby affecting your rights hereunder to open a fresh account or accounts and to continue any then existing account with the Customer and no money paid from time to time into any such account or accounts by or on behalf of the Customer and subsequently drawn out by the Customer shall on settlement of any claim in respect of this Guarantee be appropriated towards or have the effect of payment of any part of the money due from the Customer at the time of this Guarantee ceasing to be so binding as a continuing security or of the interest thereon unless the person or persons paying in the money shall at the time in writing direct you specially to appropriate it to that purpose.

10. You shall so long as any money remains owing hereunder have a lien therefor on all money now or hereafter standing to my/our credit with you whether on any current or other account and you shall also have a lien on any stock or share certificates title deeds or other securities belonging to me/us under my/our control which have been deposited with you for any purpose.

11. I/We hereby agree that you may at any time without any notice whatsoever notwithstanding any settlement of account or other matter whatsoever combine or consolidate all or any of my/our then existing accounts including accounts in the name of the Bank (whether current deposit loan or of any other nature whatsoever or whether subject to notice or not whether in Ringgit or in any other currency) wheresoever situate and set-off or transfer any sum standing to the credit of any one or more such accounts in or towards satisfaction of any moneys obligations or liabilities owing by the Customer to you whether such liabilities be present future actual contingent primary collateral several or joint. Where such combination set-off or transfer requires the conversion of one currency into another such conversion shall be calculated at your prevailing spot rate of exchange (as conclusively determined by you) for purchasing the currency for which I/we/am are liable with the existing currency so converted.

12. Any admission or acknowledgment in writing by the Customer or any person authorised(sic) by the Customer of the amount of indebtedness of the Customer to you and any judgment recovered by you against the Customer in respect of such indebtedness shall be binding and conclusive against me/us. A statement signed by your manager, sub- manager, secretary or any one of your officers as to the moneys and liabilities for the time being due or incurred to you from or by the Customer shall be final and conclusive evidence against me/us for all purposes including legal proceedings.

13. This Guarantee shall not be considered as satisfied by any intermediate payment or satisfaction of the whole or any part of any sum owing as aforesaid but shall be a continuing security and shall extend to cover any sum or sums of money which shall for the time being constitute the balance due from the Customer to the Bank upon any such account as hereinbefore mentioned.

14.  This Guarantee shall not be determined or in any way prejudiced by:-

      (I) any change in the constitution of the Customer whether by retirement expulsion death or admission of any partner or partners amalgamation reconstruction or otherwise but shall enure(sic) and be available for all intents and purposes as if the resulting firm company or concern had been the one whose obligations were originally guaranteed; or

      (II) You being absorbed by or amalgamating with or taking over any other bank or firm or corporation but shall enure(sic) and be available for past and subsequent advances and all other purposes for or by the absorbing or amalgamated company or concern and/or by your successor in title.

15. I/We hereby declare that no security has been received by me/any of us from the Customer or any other guarantor/s for the giving of this Guarantee and I/we will not, as long as this Guarantee remains in force, take any security in respect of my/our liability hereunder, without first obtaining your written consent. I/We further agree that any security taken or held by us (whether before or after the date hereof) for the giving of this Guarantee shall be held in trust for you as security for the fulfilment of my/our obligations to you hereunder and shall be deposited with you immediately upon the execution of this Guarantee or our receipt of the said security for the aforesaid purpose.

 16. I/We hereby agree that you shall be at liberty without any further consent from me/us and without thereby affecting my/our liability under this Guarantee at any time to determine enlarge or vary any credit to the Customer. You may enforce this Guarantee against me/us at any time notwithstanding that any bills or other instruments covered by it may be in circulation or outstanding and include the amount of the same or any of them in the said general balance or not at your option and this Guarantee shall not be determinable by me/us or my/our personal representatives except on the terms of our making full payment up to the limit of my/our Guarantee for any then outstanding liabilities or obligations on our part and on the Customer's account.

17. You shall also be at liberty to release or discharge any of us from the obligations of this Guarantee or to compound with or accept any composition from or make any other arrangements with any of us without thereby releasing or discharging any of us from this Guarantee or otherwise prejudicing or affecting your rights and remedies against the other or any of us.

18. You are at liberty but not bound to resort for your benefit to any other means of obtaining payment or securing performance at any time and in any manner or order as you may deem fit without affecting the security evidenced by this Guarantee. You may exercise and enforce your rights under this Guarantee either before resorting to other means of obtaining payment or securing performance or after such means have been resorted to in respect of any balance due or outstanding liabilities or obligations and in the latter case without entitling me/us to any benefit from such other means so long as any sum liability or obligation remains due or owing or payable or outstanding (whether actual or contingent) from the Customer to you.

19. As a separate and independent stipulation, I/we agree that any sum or sums of money which may not be recoverable from me/us on the footing of a guarantee whether by reason of any legal limitation disability or incapacity on or of the Customer or by any other fact or circumstances and whether known to you or not shall nevertheless be recoverable from me/us or each of us as sole or principal debtors and shall be paid by me/us on demand.

 20. No delay or omission on your part in exercising any rights power privilege or remedy in respect of this Guarantee shall impair such right power privilege or remedy or preclude any further exercise of it or the exercise of any other right power privilege or remedy. The rights powers privileges and remedies provided in this Guarantee are cumulative and not exclusive of any rights powers privileges or remedies provided by law.

 21. This Guarantee shall be binding and enforceable against each guarantor who executes the same notwithstanding the fact that one or more of any intended guarantors whether referred to herein or otherwise may not have executed the Guarantee.

 22. If this Guarantee is signed by or on behalf of more than one person (such person being hereinafter referred to as ("the Original Signatories") and any one or more of the Original Signatories is not bound by the provisions herein contained (whether by reason of his of their lack of capacity or improper execution of this Guarantee or for any other reason whatsoever), the remaining Original Signatories shall continue to be bound by the provisions of this Guarantee as if such other Original Signatory or Signatories had never been a party/parties hereto.

23. No assurance security or payment which may be avoided under Section 293 or 294 of the Companies Act or by an provisions of the Bankruptcy Act 1967 an no release settlement or discharge which may have been given on the faith of any such assurance security of payment shall prejudice or effect your right to recover from me/us to the full extent of this Guarantee as if such assurance security payment release settlement or discharge (as the case may be) had never been granted given or made.

24. Any demand for payment or service of any legal process may be made or effected by prepaid registered or ordinary post addressed to me/us or each of us at my/our address specified herein or at my/our last known place of business or registered address and such demand or legal process shall be deemed to have been duly served on the fifth (5th) day following that on which it is posted, notwithstanding that the said demand or legal process may subsequently be returned undelivered by the postal authorities. "Legal process" shall mean all forms of originating process, pleadings, interlocutory applications of whatever nature, affidavits, orders and such documents, other than the aforesaid, which are required to be served under any legislation or subsidiary legislation or by the terms of this Guarantee.

25. I/We shall and hereby undertake to pay and bear all whatsoever costs, charges, fees, stamp duty and other disbursement (including the professional charges of your solicitors on a full indemnity basis) in any way connected with or arising out of this Guarantee or in the enforcement of your rights hereunder.

26. This Guarantee and all rights obligations and liabilities arriving hereunder shall be construed and determined under and be enforced in accordance with the laws of Malaysia and I/we agree that the Courts of Malaysia shall have jurisdiction over all disputes arising under this Guarantee.

27. In this Guarantee unless there is something in the subject or context inconsistent with such construction or unless it is otherwise expressly provided:-

          (i) words in the singular include the plural and words in plural include the singular; and

         (ii) where this Guarantee is given or executed by two (2) or more individuals the agreements covenants stipulations and undertakings expressed to be made by and on the part of such individuals be and are binding upon such individuals jointly and severally.

28. This paper on which this Guarantee is written shall at all times remain your property.

29. This Guarantee shall be binding upon my/our heirs, personal representatives and successors in title.


Dated the 15th day of April 1997

The Common Seal of                  )
                                    )
was duly affixed in the presence of:)

  /s/ Craig D. Crisman                /s/ Peter T. Altavilla
 ------------------------------      -----------------------------
 DIRECTOR                            *CONTROLLER/SECRETARY
 Name: Craig D. Crisman              Name: Peter T. Altavilla
 I.C.No:                             I.C.No:


The Common Seal of                  )
                                    )
was duly affixed in the presence of:)



  ------------------------------      -----------------------------
  DIRECTOR                            *DIRECTOR/SECRETARY
  Name:                               Name:
  I.C.No:                             I.C.No:


Signed by:-

--------------------------    ------------------------

--------------------------    ------------------------

--------------------------    ------------------------

--------------------------    ------------------------


in the presence of:- Bernice Williams

                                                                   EXHIBIT 10(e)


                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)

                                                         DCB BANK BERHAD
                                              DCB 1 & 2, RHB Centre(sic)
                                                    426, Jalan Tun Razak
                                            50400 Kuala Lumpur, Malaysia
                                                      Tel :  603-9878888
                                                      Fax :  603-9879000
                                          Cable : DECOMBANK Kuala Lumpur
                             Telex : MA 31032, MA 32813, MA 33155 DCBANK
                                                        SWIFT : DCBBMYKL

                                                (08.10.8171.)

                                                   (DCB LOGO)
PRIVATE & CONFIDENTIAL

Our Ref : PNG 96/154

December 10, 1996


APPLIED MAGNETICS (M) SDN BHD
Plot 210, Bayan Lepas FIZ
Phase 3
11900 Penang


Dear Sirs,

RE    :     CREDIT FACILITIES

We are pleased to offer you the following facilities :-

Facility                                        Limit
Letter of Credit Trust Receipt/ Bankers
Acceptance/ Bills Purchased/ Bills   |
Discounted/ Bills of Exchange Purchased/
Letter or guarantee/ Shipping Guarantee/  RM40.0 million
Foreign Currency Trade Financing/ 10%|
Foreign Exchange Contract Limit      |
                                     -
Foreign Exchange Contract Limit           RM40.0 million



                                        1
                                 Page 58 of 84

                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)

Subject to satisfactory documentation on which will include more detailed terms and conditions in addition to the basic terms and conditions as below:-

I.    PURPOSE     :

      (a) LETTER OF CREDIT/ TRUST RECEIPT/ BANKERS ACCEPTANCE/ BILLS PURCHASED/ BILLS DISCOUNTED/ FOREIGN CURRENCY TRADE FINANCING For trade financing.

      (b)   BILLS OF EXCHANGE PURCHASED
            For the purchase of foreign currency drafts/ cheques(sic).

      (c)   LETTER OF GUARANTEE
            As security deposit and performance/ tender bonds favouring various government/ statutory bodies and private companies.

      (d)   SHIPPING GUARANTEE
            For the clearance of goods pending the receipt of shipping documents.

      (e)   FOREIGN EXCHANGE CONTRACT LIMIT
            To hedge against fluctuations in foreign exchange rates for trade related transactions and other transactions as approved by Bank Negara Malaysia.

II.   INTEREST / COMMISSION         :

      (a)   TRUST RECEIPT
            1.0% per annum above our Base Lending Rate which is currently at 9.15% per annum.

      (b)   BANKERS ACCEPTANCE
            1.0% per annum above our Cost of Funds.

      (c)   LETTER OF CREDIT/ SHIPPING GUARANTEE
            At the prevailing ABM Rate.

      (d)   FOREIGN CURRENCY TRADE FINANCING
            1.25% per annum above SIBOR.

      (e)   BILLS PURCHASED/ BILLS DISCOUNTED/ BILLS OF EXCHANGE PURCHASED
            Local       :     1.0% per annum above our Base Lending Rate.
            Foreign     :     1.0% per annum above the Prime Lending Rate.



                                        2
                                 Page 59 of 84

                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)

      (f)   LETTER OF GUARANTEE
            1.2% per annum subject to a minimum of RM25/- per issue payable at time of issue/ renewal.

The Bank shall be entitled at its absolute discretion to vary at any time and from time to time the Base Lending Rate and/ or Cost of Funds of the Bank and/or commission in respect of the Base Lending Rate of interest by displaying at the premises of the Bank a general notice of the change of the Base Lending Rate of interest addressed to the public generally and such display shall be deemed sufficient notice to you or by any other modes deemed fit and proper by the Bank; and

VII.  COVENANTS               :

      (a) All costs, expenses and charges including legal fees and stamp duties in connection with or incidental to the preparation of the security documents are payable by you even though the facilities may be aborted before utilisation(sic). We reserve the right to debit all costs, expenses and charges from your account with us.

      (b)    You are to :-

            (i)   maintain an active and satisfactory account with us;

            (ii) permit and consent to our providing the Central Credit Bureau, Bank Negara Malaysia information on the credit facilities granted to you which information is for the use of the Bureau and all participating banks and kept strictly confidential between them;

            (iii) furnish us a copy of your latest audited accounts and that of
                  Applied Magnetics Corporation within six (6) months after the close of each financial year;

            (iv) furnish us your half yearly management account within two (2) months after the half yearly closing of your books;

            (v) inform us in writing when you declare and pay dividend; change your directors/ shareholders; and/ or grant any loans to your directors, shareholders, related and associate companies;

            (vi) declare if any of your directors'/ shareholders'/ managers' spouse, parent(s) and child(ren) are in the employment of the DCB Bank Group. This is to enable us to comply with
                  Section 62 of the Banking

                                        3

                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)

                  and Financial Institutions Act 1989. We reserve the right to recall the credit facilities in the event you fail to make the appropriate declaration which leads us to contravene the aforementioned section of the Act;

          (vii) pay the penalty interest at 1.0% per annum above the prescribed rate or any other rate the Bank may prescribe from time to time on the amount due in the event that the principal is not paid on due date. Interest overdue will be capitalised
                  (sic) at the end of the month and henceforth attract interest at prescribed rate;

         (viii) consent to our disclosing to the guarantor(s), chargor(sic)(s), obligor(sic)(s) or any person giving or providing security for the credit facilities granted to you information on the said credit facilities which may be partly or wholly secured against the guarantee(s), charge(s) or any security whatsoever; and

          (ix) inform us in the event that Applied Magnetics Corporation, USA divests more than 10% of your shares.

      (c) We will not permit any excess/temporary overdrawing over and above the limits approved herein. However, in the event that an excess is created in your account due to, for example, interest accumulation or the expiry of the credit facilities etc, we shall have the right to impose at our discretion a penalty rate of interest on the amount in excess.

      (d) We reserve the right to disallow you the continued utilisation(sic) of the facilities in the event that there are overdue repayments. We shall also have the right to impose at our discretion a penalty rate of interest on the amount overdue.

      (e) You are to operate your account with us in a satisfactory manner and repay the bills promptly, failing which we reserve the right to vary the terms and conditions imposed including the interest rate. In addition, you are to maintain a satisfactory current account with us.

      (f) We reserve the right to debit your account and/or take any necessary action(s) at your cost to recover any monetary losses due to your inability and/or unwillingness to honour(sic) any foreign exchange contracts or bookings entered into by you.


                                        4

                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)

        (g) You are to actively utilise(sic) your credit facilities especially the trade financing facilities failing which we reserve the right to amend your interest rate. The Foreign Exchange Contract Limit is to be utilised(sic) for underlying trade transactions and is to comply with requirements specified in Exchange Control Act, 1953 and ECM 6 or in accordance with Bank Negara Malaysia regulations. A fair amount of foreign exchange transaction is required to be channelled to us every month failing which we reserve the right to amend your interest rate. (Please refer to Appendix I for the Clauses on the Foreign Exchange Contract Limit)

       (h) In the event that we have to pay on a claim for the Letter of Guarantee issued by us, we shall charge an interest of 5% or any other rate determined by us above our Base Lending Rate commencing from the date of our payment to the date of repayment by you.

       (i) We reserve the right to pay the beneficiaries of the Letter of Guarantee issued by us without your prior written consent. The amount paid by us shall be final and conclusive and shall not, in the absence of manifest error, be questioned on any account whatsoever.

       (j) We may request for a progress report of your business on a regular interval.

       (k) We reserve the right to capitalise(sic) interest in the event that the facilities are under recall notwithstanding the termination of banker-customer relationship for any reason whatsoever. We shall charge additional interest at such rate that may be imposed at any time and from time to time by us at our absolute discretion over and above our prevailing Base Lending Rate as well as after or before judgement.

       (l) We may reduce your facility in the event that we are in contravention of any section of the Banking and Financial Institution Act 1989.

       (m) We reserve the right to close your current account with us once your current account has been blacklised(sic) by the Biro
             Maklumat Cek (BMC). The bank has the absolute discretion to recall the credit facilities once the account is blacklisted.



                                        5
                                 Page 62 of 84

                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)

VIII. EVENTS OF DEFAULT       :

All monies outstanding under the facilities granted to you shall become due and immediately repayable upon our demand for the recall of the facilities without the need for us to furnish any reason to you; or in any of the following circumstances when :-

(i) you or your guarantors default in the payment of any monies payable to us after the same shall have become due to us whether formally demanded or otherwise;

(ii) you or your guarantors default in any of the obligations or any of the terms and conditions hereof;

(iii) your indebtedness or that of your guarantors' herein or under any other agreement becomes capable of being declared prematurely due by reason of any default in respect of the same or if due on demand when demanded or the security for such indebtedness becomes enforceable;

(iv)   you or your guarantors cease or threaten to cease business;

(v) a petition be presented or an order be made or a resolution be passed for your or your guarantors' winding up;

(vi) there is a substantial deterioration in your financials or that of your guarantors';

(vii) a distress or execution or other process of a court be levied upon or issued against you or that of your guarantors' property and such action is not satisfied by you or your guarantors within fourteen (14) days from the date thereof; and when

(viii) you or your guarantors enter into any arrangement or composition with your creditors.


IX.   OTHER CONDITIONS        :

      (a) You shall inform us in writing when you obtain credit facilities from any other institutions.

      (b) Save for Malayan Banking Berhad's existing encumbrances we are to be treated no worse off in terms of security given to your other bankers.


                                        6
                                 Page 63 of 84

                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)

      (c) The certificate of the Bank as to the amount outstanding, due and payable, shall be final and conclusive and shall not, in the absence of manifest error, be questioned on any account whatsoever.

      (d) If any of the provision of this Letter becomes invalid, illegal or unenforceable under any law, the validity, legality or enforceability of the remaining provisions shall not in any way be impaired or affected.

      (e) The certificate of the Bank as to the amount outstanding, due and payable, shall be final and conclusive and shall not, in the absence of manifest error, be questioned on any account whatsoever.

      (f) You shall as a term of offer comply with our requirement that the security documentation in respect of the credit facilities shall be prepared by solicitors on our panel and that you agree to pay the said solicitors the legal fees, costs disbursements and all other expenses incurred by us in connection with the preparation of the said security documentation by the solicitors.

      (g) No delay in exercising or omission to exercise any right, power or remedy accruing to us upon any default shall impair such right, power or remedy or be construed to be waiver thereof or an acquiescence in such default.

If circumstances deem necessary, we may amend or impose additional terms and conditions for which we will provide you our prior written notification.



                                        7
                                 Page 64 of 84

                   Applied Magnetics (M) Sdn Bhd (PNG 96/154)

Please indicate your interest in our offer by conveying your acceptance direct to our Penang Branch at 3, Penang Street, 10760 Pulau Pinang and executing the documents within the period specified above.

We thank you for your support and co-operation.

Yours faithfully
for DCB BANK BERHAD

/s/ Yew Li Lin                                  /s/ Amy Ooi
----------------------                          -----------------------
Yew Li Lin                                      Amy Ooi
Assistant Manager                               Senior Manager
Corporate Banking                               Corporate Banking

c.c.  Penang Branch

YLL/mi
app.doc(LO abcdvii)

We, the undersigned, hereby declare that no member of our directors'/ managers'/ shareholders' family is in the employment of your Group and hereby also accept the terms and conditions above and those stipulated in attachment I.

/s/ Muhammad Nasir Haji Hanifah
-------------------------------
Date:

MUHAMMAD NASIR HAJI HANIFAH
   (FINANCE DIRECTOR)


We, the Guarantor, hereby acknowledge that we are fully aware of the terms governing the credit facilities of up to a principal amount of RM80.0 million which DCB Bank Berhad has agreed to make available to Applied Magnetics (M) Sdn Bhd, which terms are contained in this Letter of Offer.

/s/ Dr. Ian Stuart Foster
-------------------------------
Date:  28 Feb 1997

APPLIED MAGNETICS (M) SDN. BHD.

DR. IAN STUART FOSTER
    MANAGING DIRECTOR



APPLIED MAGNETICS (M) SDN.BHD.
      (Co. No. 170897-K)
PLOT 201, BAYAN LEPAS FREE INDUSTRIAL ZONE,
      11900 PENANG, MALAYSIA



                                        8
                                 Page 65 of 84

                   Applied Magnetics (M) Sdn Bhd (PNG 96/154)

                                  Attachment I
(DCB LOGO)
DCB o
DCB BANK BERHAD
Incorporated in Malaysia

                TERMS AND CONDITIONS ON FOREIGN EXCHANGE
                          DEALING & SETTLEMENT


1.0   DEFINITIONS

      In these Terms and Conditions:

      a) "Bank" refers to DCB Bank Berhad, a company incorporated in Malaysia and having its registered office at Level 8. DCB 2, RHB Centre, 426 Jalan Tun Razak, 50400 Kuala Lumpur.

      b) "Customer" refers to new or existing customers acceptable to the Bank to deal in foreign exchange. Such eligibility shall be at the sole discretion of the Bank.

      c) "Foreign Exchange Deal" means value today, value tomorrow, spot and forward foreign exchange contract.

      d) "Foreign Exchange Contract Line (FXCL)" refers to a limit established by the Bank for customer to govern the volume of forward foreign exchange contract concluded with the Bank.

      e) "Settlement Limit" refers to the daily maximum amount established by the Bank for customer to settle foreign exchange deal(s) utilised(sic).

2.0   DOCUMENTARY REQUIREMENTS

      To deal in foreign exchange, customer must provide the Bank with :

      a) annual financial reports and other relevant documents requested for purpose of establishing FXCL and/or Settlement Limit.

      b)    A Directors' Resolution
            o stating directors' approval to deal in foreign exchange with the Bank
            o confirming all verbal instructions to the Bank on foreign exchange deals shall be valid and binding instructions to the Bank
            o appointing authorised(sic) officer(s) to provide the Bank with a list of personnel, and their specimen signatures, approved to give instructions on foreign exchange deals and settlement

                                        9
                                 Page 66 of 84

                   Applied Magnetics (M) Sdn Bhd (PNG 96/154)

              (NOTE: THE BANK MUST BE NOTIFIED IMMEDIATELY, IN WRITING, OF ANY
               CHANGES TO THIS LIST)

            O confirming its knowledge, understanding and compliance of ECM Notices and other regulations governing foreign exchange deals

3.0   BUSINESS HOURS

      Customer may deal in foreign exchange with the Bank during the following hours: Monday to Friday 8.30 a.m. to 5.30 p.m.

4.0   AUTHORISED(SIC) DEALERS

      The Bank shall provide a list of its authorised(sic) dealers upon request by customer.

5.0   COMPLIANCE WITH EXCHANGE CONTROL OF MALAYSIA (ECM)
      NOTICES

      a) Customer shall comply with requirements stipulated in the ECM Notices issued by Bank Negara Malaysia from time to time and shall bear the consequence(s) arising thereof if there is a contravention.

      b) Customer shall provide, upon request, the Bank supporting information and/or documentation for purpose of checking such compliance.

      c) If customer is exempted from the requirements of ECM Notices, customer shall provide the Bank evidence of approval from Bank Negara Malaysia prior to dealing in forward foreign exchange contract.

6.0   DEALING

      6.1   Foreign Exchange Orders

            Customer's authorised(sic) person may place foreign exchange orders with the Bank via telephone. Such verbal instructions, to be followed up with facsimile confirmations, are deemed to be firm orders from customer. The following procedures shall apply.

            a) Customer's authorised(sic) person contacts the Bank's authorised(sic) dealer to place a foreign exchange order.

            b) Customer receives a reply facsimile (known as FOREXECUTE) from the Bank's authorised(sic) dealer confirming the order placed.

            c) Any discrepancy noted in the FOREXECUTE must be notified to the Bank's authorised(sic) dealer immediately.


                                       10
                                 Page 67 of 84

                              Applied Magnetics (M) Sdn Bhd (PNG 96/154)


            d) The Bank's authorised(sic) dealer puts the order on a global watch (as per customer's specific request) until the order is executed or cancelled by customer.

            e) Once the order is executed, the Bank's authorised(sic) dealer shall verbally notify the customer.

      6.2   Dealing Procedures

            a) Customer's authorised(sic) person contacts the Bank's authorised(sic) dealer or officer requesting for exchange rate quotation.

            b) Once exchange rate is agreed upon, customer shall verbally confirm the deal with the authorised(sic) dealer or officer.

            c) Customer receives a Confirmation Advice from the Bank's processing department on foreign exchange deal concluded. The Confirmation Advice must be signed and returned to sender within seven (7) days from date if receipt. Customer may facsimile the duly signed Confirmation Advice to the sender and follow-up with the posting of the original Confirmation Advice.

            d) Any discrepancy noted in the Confirmation Advice must be conveyed to the sender within seven (7) days from date of receipt. Otherwise, the Bank's record of the deal shall be considered correct and good.

            e) Customer shall notify the Bank's processing department on non-receipt of Confirmation Advice within seven (7) days from deal date. Failing which, customer shall be deemed to have received and accepted the Confirmation Advice as conclusive.

7.0   CANCELLATION

      a) Customer shall submit written instruction with explanation to cancel foreign exchange deal concluded, duly signed by authorised(sic) person, to the Bank. A penalty charge may be imposed on the cancelled deal.

      b) The Bank reserves the right to cancel any foreign exchange deal it deems contravening the provisions of ECM Notices.

      c) Customer shall bear any loss arising from any cancellation of foreign exchange deal.



                                       11
                                 Page 68 of 84

                   Applied Magnetics (M) Sdn Bhd (PNG 96/154)

8.0   SETTLEMENT

      8.1   Settlement Bank

            A list of the Bank's foreign exchange settlement banks will be provided upon customer's request.

      8.2   Same Day Settlement

            Same day settlement is subject to the availability of customer's Settlement Limit. In the absence of this, any of the following measures may be adopted.

            a) The Bank credits customer's account after receiving acceptable authenticated confirmation from payee bank on the same day or next business day.

            b) The Bank credits customer's account with proceeds held under repo for at least one (1) day until confirmation of funds is received.

      8.3   Settlement Procedures

            a) Customer sends complete settlement instructions in writing, duly signed by authorised(sic) person to reach the Bank BEFORE the following cut-off time.


    Currency                             cut-off Time
Australian Dollar                    10:00 a.m. on value
Singapore Dollar
Philippines Peso                     12:00 noon on value date
Deutsche Mark
Swedish Krona
Netherlands Guilder
Belgian Franc
French Franc
Italian Lira
Swiss Franc
Canadian Dollar                      3:00 p.m. on value date
US Dollar
Pound Sterling
Indonesia Rupiah
Japanese                             3:00pm one business day prior to value date
Hong Kong Dollar
New Zealand Dollar
Thai Baht

                                       12
                                 Page 69 of 84

                   Applied Magnetics (M) Sdn Bhd (PNG 96/154)
      b) Settlement instructions via facsimile is acceptable PROVIDED the customer signs a Letter of indemnity to absolve the Bank from any loss arising in whatever manner in connection with the use of the facsimile instructions.

      c) If settlement instructions reaches the Bank after the stipulated payment cut-off time, the Bank shall remit funds on BEST EFFORT basis. The Bank shall not be responsible for any costs, expenses or interest charges arising thereof.

      d) The Bank may impose interest charges on late receipt of funds from customer.

      e) Customer shall bear all costs, expenses and charges incidental to remittance of funds.

9.0   SPECIFIC TERMS & CONDITIONS ON FORWARD FOREIGN
      EXCHANGE CONTRACT

      9.1   Dealing in Forward Foreign Exchange Contract

            a) Customer may enter into a forward foreign exchange contract subject to compliance with requirements of ECM Notices or proof of specific approval from Bank Negara Malaysia.

      9.2   Rollover

            a) "Rollover" means an extension of a forward foreign exchange contract to mature at another future date.

            b) Customer shall give the Bank a notice to rollover a forward foreign exchange contract within five (5) days from maturity date. This notice must be substantiated with valid reason(s).

            c) Rollover of a forward foreign exchange contract must comply with requirements of ECM Notices.

            d) The Bank shall at its discretion, grant or reject the request to rollover.

            e) The Bank reserves the right to rollover at historical rate or at prevailing market rate.

10.0  AMENDMENT TO TERMS AND CONDITIONS

      The Bank reserves the right to amend any of these Terms and Conditions from time to time at its discretion. Any changes so made shall be binding without prior notice to customer.


                                       13
                                 Page 70 of 84

                                                                   EXHIBIT 10(f)

                      GUARANTEE BY A FOREIGN CORPORATION


Date:       February 26, 1997

To:         DCB Bank Berhad
            3, Penang Street
            10200 Penang

Dear Sirs

RE:         LETTER OF GUARANTEE


In consideration of your agreeing at our request to make available or continue to make available banking facilities or any other accommodation whatever (hereinafter called "the Facilities") under the Credit Facility Letter dated December 10, 1996 (thereinafter referred to as "the Facility Letter") from time to time and for so long as you may think fit to APPLIED MAGNETICS (M) SDN BHD a private limited company incorporated in Malaysia and having its registered office at 1ST FLOOR, STANDARD CHARTERED BANK CHAMBERS, LEBUH PANTAI, 10300 PENANG (hereinafter called "the Customer") WE, APPLIED MAGNETICS CORPORATION a company incorporated in Delaware, UNITED STATES OF AMERICA and having our registered office at CORPORATION TRUST CENTER, 1209 ORANGE STREET, CITY OF WILMINGTON, COUNTRY (SIC) OF NEW CASTLE, DELAWARE, UNITED STATES OF AMERICA HEREBY UNCONDITIONALLY AND IRREVOCABLY GUARANTEE UNDERTAKE AND AGREE as follows:

1. We will pay to you on demand all sums of monies or liabilities which are now or shall hereafter from time to time be due or owing or shall remain unpaid to you or be incurred from or by the Customer under the Facilities either alone or jointly with any other person or persons including the ultimate balance which at the date of such demand shall be due or owing or remaining unpaid to you by the Customer thereunder together with interest thereon at the rate prescribed in the Facility Letter or at such rate or rates as you may from time to time stipulate as well after as before judgement if any obtained against the customer in respect thereof including banking and legal charges and other costs expenses and outgoings which you may incur or be liable for in enforcing or seeking to enforce this guarantee or any security for or obtaining or seeking to obtain payment of all or any part of the monies and liabilities guaranteed hereunder.

2.   (a)   This guarantee shall be a continuing guarantee for the
           purpose of securing the whole of the monies and liabilities or ultimate balance in paragraph 1 hereof notwithstanding any such payments receipts or dividends as are hereinafter mentioned provided always that the amount for which we shall be liable under this guarantee shall not exceed the principal sum of RINGGIT MALAYSIA FORTY MILLIONS (RM40,000,000-00) only.



                                     Page 1
                                 Page 71 of 84

     (b) In addition to the said limit hereinbefore mentioned we shall be liable to pay interest on the sum claimable from us on daily balance at such rate or rates as may from time to time be fixed or determined by you with monthly rests from the date of demand to the date of payment as well after as before any judgement obtained in respect thereof.

     (c) In the absence of express written agreement to the contrary the above limit is to be added to and to be cumulative with the limit or limits specified in any other guarantee or guarantees in respect of the Customer's liabilities to you which may now or subsequently hold from us so that we shall be answerable up to an amount equivalent to the aggregate of such limits as if we had given one guarantee up to the limit of such aggregate to DCB Bank Berhad.

3. This guarantee shall be held by you as a continuing security notwithstanding any intermediate payment or settlement of account or accounts or satisfaction of any part of any sums or sums of money due or owing as aforesaid or otherwise and notwithstanding the closing of any of the Customer's accounts with you which is subsequently reopened or the subsequent opening of any account by the Customer and shall extend to cover all or any sum or sums of money which shall for the time being constitute the balance due or owing from the Customer on any account or accounts or otherwise as hereinbefore mentioned.

4. All monies received from or on account of the Customer or from any other person or estate or from the realisation(sic) of any security or otherwise for the purpose of being applied in reduction of the monies or the ultimate balance hereinbefore mentioned shall be treated for all purposes as payments in gross and not as appropriated or attributable to any specific part or item of the said monies even if appropriated thereto by the person otherwise entitled so to appropriate.

5. All guarantee indemnities or other securities now or at any time hereafter held by you for or in respect of all or any of the monies and liabilities mentioned hereinbefore shall be treated as securities for the ultimate balance for the time being due or owing to you by the Customer as aforesaid. Unless and until all monies and liabilities due or owing to you by the Customer as aforesaid shall have been paid to you in full we shall not claim or participate in the benefit of any such securities or any part thereof or any interest therein and you shall be entitled to realise(sic) and apply such securities as you in your absolute discretion deem fit for your own use and benefit.

6. Any indebtedness of the Customer whether as principal or as surety and whether solely or jointly with any other person or persons (in partnership or otherwise) now or hereafter held by us shall be subordinated to the indebtedness or liabilities of the Customer to you if you shall so require and shall be collected enforced and



                                     Page 2
     received by us as trustees for you and shall be paid over to you on account of the indebtedness or liabilities of the Customer to you but without reducing or affecting in any manner our liability under this guarantee until all monies and liabilities hereby guaranteed have been fully paid to you. Any security now or hereafter held by or for us from the Customer in respect of ourliability hereunder shall be held in trust for you and as security for our liability hereunder.

7. This guarantee shall be in addition to and shall not in any way be prejudiced or affected by any other security whether negotiable or otherwise including any other guarantee or indemnity which you may now or at any time hereafter hold from us the Customer or any other person for all or any part of the monies hereby guaranteed nor shall such security or any other security to which you may otherwise be entitled or the liability of any person not a party hereto for all or any part of the money hereby guaranteed be in any way prejudiced or affected by this guarantee.

8. This guarantee shall not be prejudiced diminished or affected in any way nor shall we be released or exonerated by any of the matters following:

     (a) any increase decrease extension renewal or restructure of all or any of the loans or advances or credit or banking or credit facilities or other accommodation granted or given to the Customer from time to time whether solely or jointly with any other person or persons (in partnership) or otherwise and whether beyond the said limit or otherwise or any variation of any terms and conditions thereof with or without our consent or notice to us;

     (b) your refusal at any time or times with or without notice to us or to the Customer to grant any further loans or advances or credit or banking or credit facilities or other accommodation to the Customer notwithstanding that this guarantee has not yet reached the limit of our liability and you may at any time in your absolute discretion refuse to grant such further credit or accommodation;

     (c) any variation exchange renewal release or modification of any guarantee indemnity or security or the refusal or neglect by you to complete enforce or assign any judgment specially or other security or instrument negotiable or otherwise and whether satisfied by payment or not all of which you are at liberty to do whether with or without our consent or notice to us;


                                     Page 3
                                 Page 73 of 75

     (d) any time forbearance concession or other indulgence given or extended to the Customer and or to any party to any guarantee indemnity security or other instrument in respect of any monies hereby guaranteed all of which you are at liberty to give whether or without our consent or notice to us;

     (e) any compound compromise composition or arrangement made with the Customer and/or any other person or persons all of which you are at liberty to make whether with or without our consent or notice to us;

     (f) any legal limitation on or insufficiency in the borrowing powers or disability or incapacity of or other fact or circumstance relating to the Customer or any other person;

     (g) any irregularity unenforceability or invalidity of any obligations of the Customer or any other persons under any security or document to the intent that our obligations under this guarantee shall remain in full force and effect and this guarantee shall be construed accordingly as if there were no such irregularity unenforceability or invalidity.

9. Though as between us and the Customer we are sureties only for the Customer yet as between you and us we shall be deemed to be principal debtors for all the monies the payment of which is hereby guaranteed and accordingly we shall not be discharged nor shall our liability be affected in any way by any fact circumstance act omission limitation or means whatsoever whether known to you or not whereby our liability hereunder would have been discharged if we had not been principal debtors.

10. No assurance or security or payment which may be avoided on the bankruptcy or liquidation (as the case may be) or otherwise of the Customer or ourselves and no release settlement or discharge which may have been given or made on the faith of any such assurance security or payment shall prejudice your right to recover from us monies to the full extent hereof as if such assurance security payment release settlement or discharge (as the case may be) had never been granted given or made.

11. Should the Customer be wound up you may (notwithstanding payment to you by us or any other person of any monies hereby guaranteed) rank as creditors and prove in the bankruptcy or winding up of the Customer for the whole amount outstanding against the Customer or such ultimate balance and you may and shall be entitled to receive and retain the whole of the dividends to the exclusion of all our rights as guarantors and no money or dividend so received by you shall be treated as received in respect of this guarantee or otherwise in relation to us but the full amount hereby guaranteed shall be payable by us until you shall have received from all sources one hundred sen in the Ringgit on the ultimate balance outstanding against the Customer.


                                     Page 4
                                 Page 74 of 84

12. Until all monies due or owing by the Customer to you shall have been fully paid and all its liabilities to you shall have been satisfied and discharged we shall not:

     (a) in respect of any monies which may have been paid by us seek to enforce repayment or to exercise any other rights or legal remedies of whatsoever kind which may accrue howsoever to us in respect of the amount so paid against the Customer;

     (b) prove in competition with you for any monies owing by the Customer to us on any account whatsoever and/or in respect of any monies due or owing from the Customer to you but will give to you the benefit of any proof which we may be able to make in the bankruptcy / liquidation of the Customer or in any arrangement or composition with creditors;

     (c) take any steps to enforce any rights against the Customer or receive or claim or have the benefit of any payment or distribution from or on account of the Customer or exercise any right of set-off or counterclaim against the Customer provided always that on making a claim against us pursuant hereto you may at your sole discretion instruct us to take any steps referred to in this subparagraph and any monies or other benefit thereby obtained by us will thereafter be held by us in trust for you.

13.  (1)   This guarantee shall not be determined or in any way be
           prejudiced or affected by:-

           (a) any change in the constitution of the Customer whether by way of amalgamation consolidation reconstruction or otherwise but shall enure and be available for all intents and purposes as if the new or amalgamated or resulting company or concern had been the one whose obligations were originally guaranteed;

           (b) any amalgamation reconstruction or sale of all or any part of your undertaking and assets to another company whether the company with which you amalgamate or the company to which you transfer all or any of your assets either on a reconstruction or sale as aforesaid shall or shall not differ in its objects character and constitution from you it being our intention that this guarantee shall remain valid and effectual for all purposes and in all respects in favour(sic) of against and with reference to any such company and that the benefit of this guarantee and all rights conferred upon you hereby may be assigned to and enforced by any such company and proceeded on in the same manner to all intents and purposes as if such company or companies person or persons had been named herein instead.


                                     Page 5
                                 Page 75 of 84

           (2) No change whatsoever in our constitution shall affect our liability or the liability of our successors or assigns under this guarantee or shall affect the validity of or shall discharge this guarantee and this guarantee shall be binding on us notwithstanding any changes that shall subsequently take place in our constitution whether by amalgamation reconstruction or otherwise and in the event of any such amalgamation reconstruction or change taking place as aforesaid this guarantee shall operate as though it had been originally given by such new or amalgamated or reconstructed company or concern as if the liability thereto or thereunder had commenced at the date of this guarantee.

14. This guarantee shall be a continuing security binding on us and our successors and assigns. This guarantee shall not be determined or affected in any way by our liquidation but shall in all respects and for all purposes be binding and operative subject to Paragraph 15 hereof.

15. In the event of this guarantee being called in it shall be lawful for you to continue the account or accounts with the Customer notwithstanding such determination or calling in and our liability for the amount due from the Customer either as principal or as surety and either solely or jointly with any other person or persons (in partnership or otherwise) at the date when the guarantee is so determined or called in shall remain and be continuing notwithstanding any subsequent payment into or out of the account or accounts by or on behalf of the Customer. Upon such calling in as aforesaid it shall be lawful for you to open a fresh account or accounts by or on behalf of the Customer and no monies paid from time to time into any such account or accounts or on behalf of the Customer and subsequently drawn out by the Customer shall on a settlement of any claim under this guarantee be appropriated towards or have the effect of payment of any part of the monies due or owing from the Customer at the date when the guarantee is determined. If a fresh account is not opened by you it shall nevertheless be deemed to have been so effected at the time of calling in.

16. You are at liberty to but are not bound to resort for your own benefit to any other means of payment at any time and in any order as you think fit without thereby diminishing our liability hereunder and you may enforce this guarantee either for the payment of the ultimate balance after resorting to other means of payment or for the balance due at any time notwithstanding that other means of payment have not been resorted to and in the latter case without entitling us to any benefit from such other means of payment as long as any monies shall remain due or owing from the Customer to you and in addition you shall be at liberty to require payment by us of any monies due or owing to you without taking proceedings first against the customer to enforce such payment by the Customer.

                                     Page 6
                                 Page 76 of 84

17. As a separate and independent stipulation we hereby agree that in the event the monies hereby guaranteed may not be recoverable on the footing of a guarantee, whether by reason of any legal limitation, disability or incapacity on the part of the Customer or any other fact or circumstances, and whether known to you or us or not, the monies shall nevertheless be recoverable from us as sole or principal debtor and shall be paid by us on demand.

18. All payment by us hereunder shall be made without set-off or counterclaim and without any deduction for any taxes, duties, charges, fees, deductions, withholdings or restrictions whatsoever. If we are obliged by law to make any such deduction, the amount due from us shall be increased to the extent necessary to ensure that after the making of such deduction you shall receive a net amount equal to the amount you would have received had no such deduction been required to be made.

19. A certificate signed by your officer as to the monies for the time being due or owing to you from the Customer as aforesaid or as to the liabilities of the Customer or any account settled or stated by or between you and the Customer or admitted by the Customer or on its behalf shall be accepted by us as conclusive evidence that the amount appearing thereon is due or owing to you from the Customer.

20. Any notice or demand in relation to the matters aforesaid may be effectually given or made to us by notice in writing under the hand of any of your officers for the time being and either sent by airmail registered post to us at our registered office as abovementioned or our last known place of business or by telex or facsimile transmission. A notice or demand so sent by airmail registered post shall be deemed to have been served fourteen(14) business days after posting or if sent by telex or facsimile transmission and received by the other party shall be deemed to have been served at the moment of despatch Provided Always that in the case of any notice or demand sent by telex or facsimile transmission if the moment of despatch does not occur on a day which is a business day at the place where such notice or demand is received, such notice or demand shall be deemed to have been given on the first following business day at such place of receipt.

21. For the consideration aforesaid and as a separate and independent stipulation in addition to and not in derogation of the guarantee herein given we hereby irrevocably and unconditionally undertake to indemnify you and keep you indemnified fully and completely against all claims demands actions proceedings losses damages costs and expenses including legal costs as between solicitor and client and all other liabilities of whatsoever nature or description which may be made taken incurred or suffered by you in connection with or in any manner arising out of the Facilities.



                                     Page 7
                                 Page 77 of 84

22. Our payment obligation hereunder shall be in the currency in which the Facilities are accorded or granted by you to the Customer ('stipulated') and shall not be discharged by any amount paid in a currency other than the stipulated currency whether pursuant to a judgement or otherwise to the extent that the amount so paid on prompt conversion to the stipulated currency under normal banking procedures does not yield the amount in the stipulated currency. If the amount due or owing under the judgement or otherwise upon conversion does not yield such amount in the stipulated currency you shall have recourse against us for the stipulated currency deficiency provided that you may elect to accept payment in any other currency without actual conversion into the stipulated currency.

23. This guarantee shall be governed by and construed in all respects in accordance with the laws of Malaysia but in enforcing this guarantee you are at liberty to initiate and take action or proceedings or otherwise against us in Malaysia or elsewhere as you may deem fit and we hereby agree that where any actions or proceedings are initiated and taken in Malaysia we shall submit to the jurisdiction of the courts of Malaysia in all matters connected with our obligations and liabilities under or arising out of this guarantee. Any writ, judgment or other notice of legal process shall be sufficiently served on us if delivered to our agent for service of process in Malaysia as provided herein or at our registered office.

     Our agent for service of process in Malaysia shall be the CUSTOMER and we undertake not to revoke the authority of the agent and if for any reason any such agent no longer serves as our agent to receive service of process we shall promptly appoint another agent and advise you in writing thereof.

24. Before enforcing this guarantee you shall not be obliged to take any action or obtain any judgment nor make or file any claim in the bankruptcy dissolution or winding up of the Customer nor make any demand of the Customer, nor enforce any other security held by you for the Facilities. You need not advise us of any your dealings with the Customer or of any default by the Customer of which you may have knowledge.

25. All notices or communications under or in connection with this Guarantee shall be in English, or, if any other language, accompanied by a translation into English. In the Event of any other language, the English text shall prevail.

26.  In this guarantee unless the context otherwise requires:-

     (a) words importing the singular number include the plural number and vice versa;



                                     Page 8
                                 Page 78 of 84

     (b) words importing the masculine gender include the feminine and neuter genders;

     (c)   the expression "you" includes your successors and assigns;

     (d) the expression "we" and "us" include our successors and assigns;

     (e) references to a person or persons shall be deemed to include corporations.


                       Date this 26 day of February, 1997


      SIGNED BY                     )
                                    )
                                    )
      the authorised(sic)           )
      signatory / attorney of       )
      APPLIED MAGNETICS CORPORATION )
      (the Guarantor)               )
      in the presence of            )
            Bernice Williams        )
                                    )
                                    )
                                    )


    By  /s/ Craig D. Crisman               By  /s/ Peter T. Altavilla
      ----------------------------           ----------------------------
          Craig D. Crisman                       Peter T. Altavilla

      ITS Chairman and Chief                  ITS Controller
        Executive Officer

















                                     Page 9
                                 Page 79 of 84

                                                                   EXHIBIT 10(g)

                   AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

            THIS AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT is made this 7 day of February 1997, by and between Applied Magnetics Corporation, a Delaware corporation (the "Company"), a corporation having its principal office at 75 Robin Hill Road, Goleta, California 93117, and Craig D. Crisman ("Executive").


                                  RECITALS

      A. The Company and Executive entered into that certain Employment Agreement (the "Employment Agreement"), dated August 1, 1995, regarding the employment of Executive by the Company.

      B. The Company and Executive desire to amend the Employment Agreement in certain respects.

            NOW, THEREFORE, in consideration of the foregoing premises and the mutual promises and covenants herein contained, the parties hereto agree as follows:

            1. Section 2 of the Employment Agreement shall be amended to read as follows:

                  "2.   Position and Responsibilities.  During the
            period of his employment hereunder, Executive agrees to serve the Company and the Company shall employ
            Executive as Chief Executive Officer of the Company and Chairman of the Board."

            2. Section 4(a)(i) shall be amended to delete "Three Hundred Seventy-Five Thousand Dollars ($375,000)" and substitute in place thereof "Four Hundred Ten Thousand Dollars ($410,000)."

            3. The third sentence of Section 7(a) shall be amended in its entirety to state as follows:

                  "If terminated pursuant to this Section 7(a), the then current
            Base Salary and the incentive compensation to which Executive would be entitled to receive under the then current incentive compensation plan, shall be paid to Executive on a prorated basis to the date of termination."




                                       -1-
                                 Page 80 of 84

            4. Section 7(b) shall be amended in its entirety to read as follows:

                  "(b) Termination Without Cause. The Company may terminate the employment of Executive without cause at any time upon written notice to Executive; provided, however, that the Company shall be obligated to pay Executive, as severance, an amount equal to the greatest Base Salary payable during the Term for a period of one year following the date of termination and an amount equal to the incentive compensation earned by Executive under the Company's incentive compensation plan during the twelve(12) month period immediately preceding the date of termination. The Committee shall also accelerate the exercise dates of all stock options then held by the Executive to the date of termination. Such options shall remain exercisable for 180 days following the termination date."

            5. Section 8(b) shall be amended in its entirety to read as follows:

                  "(b) Termination Without Good Reason. If Executive terminates his employment hereunder without good reason, his then current Base Salary and the incentive compensation to which Executive would be entitled to receive under the then current incentive compensation plan, shall be paid to Executive on a prorated basis to the date of termination."

            6.    Section 9 shall be deleted in its entirety.

            7. The third sentence of Section 14 shall be amended in its entirety to read as follows:
                  "No agreements or representations, oral or otherwise, express or implied, except for that certain Agreement dated November 8, 1996 by and between the Company and Executive (the "Income Security Agreement"), with respect to the subject matter hereof, have been made by either party which are not set forth expressly in this Agreement."

            8. A new Section 18 shall be added to the Agreement, which shall read as follows:



                                       -2-
                                 Page 81 of 84

                  "18. Income Security Agreement. The Income Security Agreement
            is intended to provide Executive with income security in the event his employment is terminated under certain conditions following a change in control (as that term is defined in the Income Security Agreement) of the Company. To the extent that following a change in control of the Company, there shall exist any inconsistency between this Agreement and the Income Security Agreement, the provisions of the Income Security Agreement shall prevail."

            9. Any and all other terms and conditions contained in the Employment Agreement shall remain in full force and effect and are hereby reaffirmed.

            IN WITNESS WHEREOF, the Company and Executive have executed, or caused their duly authorized representatives to execute this Amendment as of the date first above written.

                                    COMPANY:
                                    APPLIED MAGNETICS CORPORATION

                                    By:  /s/ Peter T. Altavilla
                                        -------------------------------
                                                Peter T. Altavilla
                                               Controller and Secretary

                                   EXECUTIVE:
                                             /s/ Craig D. Crisman
                                   ------------------------------------
                                                Craig D. Crisman




                                       -3-
                                 Page 82 of 84

                                                                      EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                 (in thousands )

                                                For the three months ended  For the nine months ended
                                                    June 28,    June 29,      June 28,     June 29,
                                                 -------------------------- --------------------------
                                                  1997         1996            1997         1996
                                                  ----         ----            ----         ----
Primary Earnings Per Share:

   Net income                                  $  21,028   $    2,350     $   83,991   $   20,074
                                                ========    =========       ========    =========
   Weighted average common shares outstanding     23,681       22,970         23,489       22,832
   Dilutive effect of stock options                1,042        1,069          1,260        1,070
                                                ---------    ---------    ----------    ---------
   Weighted average number of common shares
    outstanding                                   24,723       24,039         24,749       23,902
                                                ========    =========     ==========    =========
   Primary earnings per common share           $    0.85   $     0.10     $     3.39         0.84
                                                ========    =========     ==========    =========

Fully Diluted Earnings Per Share:
   Net income                                  $  21,028   $    2,350     $   83,991   $   20,074
   Interest expense related to convertible
    subordinated debentures, net of tax effect     2,035        2,033          6,105        2,229
                                               ---------    ---------      ---------    ---------
                   Net income as adjusted      $  23,063        4,383         90,096       22,303
                                               =========    =========      =========    =========
          Weighted average common shares
            outstanding                           23,681       22,970         23,489       22,832
          Dilutive effect of stock options         1,040        1,062          1,309        1,101
          Assuming conversion of convertible
           subordinated debentures                 6,183        6,183          6,183        2,378
                                               ----------    --------      ---------    ---------
          Weighted average number of common
              shares outstanding as adjusted      30,904       30,215         30,981       26,311
                                               ==========    ========      =========     ========
          Fully diluted earnings per common
            share:                             $    0.75   $     0.15           2.91         0.85
                                               ==========   =========      =========    =========

          For the three months and nine months ended June 29, 1996, the Company reflected primary earnings per share on the Condensed Consolidated Statement of Operations since the conversion of the convertible subordinated debentures to common stock, after giving effect to the elimination of the related interest, net of income tax, had an anti-dilutive effect on fully diluted earning per share.