Form 10-K
period 1997-09-27
APPLIED MAGNETICS CORP
filed 1997-12-19
CIK 6948

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                             ---------------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-
   CHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD
   FROM        TO

                          COMMISSION FILE NO. 1-6635

                             ---------------------

                         APPLIED MAGNETICS CORPORATION
            (Exact name of registrant as specified in its charter)

                    DELAWARE                               95-1950506
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)
     75 ROBIN HILL ROAD, GOLETA, CALIFORNIA                  93117
        (Address of principal executive
                    offices)                               (Zip Code)

      Registrant's telephone number, including area code: (805) 683-5353

                             ---------------------

         Securities registered pursuant to Section 12 (b) of the Act:

          TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON
       --------------------------                        WHICH REGISTERED
                                                    -------------------------
         Common Stock, $.10 par
                 value                               New York Stock Exchange
        Preferred Stock Purchase
                 Rights                              New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of registrant was $294,715,457 as of December 15, 1997.

                   COMMON STOCK (PAR VALUE $.10) 23,002,182

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days following the registrant's fiscal year ended September 27, 1997 are incorporated by reference into Part III on this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Applied Magnetics Corporation (the "Company" or "Applied Magnetics") was incorporated in California in 1957 and was reincorporated in Delaware in 1987.

  The Company presently operates in one industry segment namely, components for the computer peripheral industry with one major product group, recording heads for hard disk drives which are used in computer applications.

  Applied Magnetics is a leading independent manufacturer of magnetic recording heads and of head stack assemblies for disk drives. The Company manufactures advanced inductive thin film ("thin film") disk head products and magnetoresistive ("MR") disk head products, in each case, primarily to supply to manufacturers of 3.5 inch hard disk drives. The Company's products compete on the basis of price, performance, quality and availability. The Company has also begun development of disk head products based on the technology of giant magnetoresistance ("GMR"), also intended for computer drive applications.

  Multimedia personal computers and high-end computer applications such as network servers (Internet and intranet), workstations and mainframes are driving the continued demand for greater data storage capacity and performance. In addition, the market growth of notebook and sub-notebook computers has increased demand for smaller form factor disk drives. As a result, the Company experienced significant customer demand for its advanced inductive thin film products during fiscal 1997. However, due to continued industry trends towards even greater storage capacity and performance, customer demand began to shift from inductive thin film product technology to MR technology. By the end of fiscal 1997, some of the Company's customers had discontinued development of new products based on thin film disk head technology. MR disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than thin film disk heads, now represent the fastest growing segment of the recording head industry. The Company believes that demand for thin film disk heads peaked during the second half of fiscal 1997.

  The Company has focused its long-range growth strategy on MR and GMR disk head technologies and believes that GMR disk heads, which ultimately afford greater recording densities and other performance advantages as compared to either thin film or MR heads, represent the next important magnetic recording head technology.

  During fiscal 1997, market conditions in the disk drive industry served by the Company were characterized by continued short product life cycles and intense competition. The industry product life cycle is currently running approximately 9 to 12 months. During the first half of fiscal 1997, the Company experienced strong revenues and gross margins as it shipped earlier generation inductive thin film products. During the second half of fiscal 1997, the Company began a transition to newer generations of higher performance inductive thin film and MR heads, resulting in a sequential quarterly decline in yields, which negatively impacted production volumes, revenues and profits.

  Fiscal 1998 will be a year of significant technology transition, as the Company's product mix evolves from predominantly inductive thin film to MR technology. The Company has made a significant technology investment and has recently strengthened its MR development infrastructure, both through the reorganization of its Wafer Development group and through the addition of new management and engineering personnel with significant MR experience. The Company has invested, and continues to invest, in significant expansion of its MR wafer fabrication facilities and equipment and has converted its inductive thin film wafer fabrication facility and equipment to have the capability of manufacturing the inductive thin film write element for MR heads. A successful transition will, however, require the Company's engineering and production resources to meet their targeted design and process development plans, achieve timely qualification on customer MR drive programs and execute planned production ramps of these products.

DISK DRIVE INDUSTRY

  Hard disk drives are the predominant high capacity data storage device used in all classes of computers. Hard disk drives typically include one to ten disks onto and from which data is recorded and retrieved by two to twenty recording heads. These heads are positioned by an actuator assembly to fly within two micro inches, or less, on one or both sides of each disk. The head (or "slider") attached to a suspension assembly comprises a head gimbal assembly ("HGA"). Multiple HGAs, assembled together with other components, comprise an actuator, or head stack assembly ("HSA"). The Company supplies both HGAs and HSAs to disk drive manufacturers.

  Disk drive manufacturers are constantly developing higher capacity and higher performance products. Independent head suppliers, such as the Company, work with the drive manufacturers to develop customized HGAs and HSAs for each new drive program. Head suppliers seek to have their products "designed-in" for a particular drive program, thus becoming a "primary supplier". Achieving primary supplier status usually offers a competitive advantage, manifested as higher internal yields and more favorable pricing, compared to entering the program later in its product life cycle.

  The Company was successful in achieving primary supplier status on a number of programs in fiscal 1997, resulting in a net sales increase of 43.5% as compared to fiscal 1996. However, the disk drive industry continues to be highly competitive as product technology evolves from inductive thin film to MR technology. The Company's fiscal 1998 revenue and shipment volume is expected to be substantially less than the rate experienced in fiscal 1997 as its thin film disk head products reach end of life and are replaced by MR disk head products by the fourth quarter of fiscal 1998.

  In recent years, the disk drive industry has experienced significant growth, and the Company has expanded its capacity during the last two fiscal years to meet that growth. However, the disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. The disk drive industry recently appears to be entering into an oversupply condition, and as a result, head suppliers, including the Company, are experiencing competitive pricing pressures for its inductive thin film heads. In December 1997, Western Digital Corporation ("Western Digital"), the Company's largest customer in fiscal 1997, notified the Company of significant reductions to its order backlog due to Western Digital's plan to transition from thin film to MR disk drive production substantially by the end of its June 1998 quarter.

  In addition, the Company is evaluating manufacturing operations and plans to take a pre-tax restructuring charge of approximately $8.0 million in its first quarter of fiscal 1998, primarily in connection with planned realignment of foreign operations. There is no assurance that the level of demand for disk drives during fiscal 1998 will increase to previous levels, once the current disk drive oversupply is corrected, or that future demand will be sufficient to support existing and future capacity. A continued decline in demand for hard disk drives may have a material adverse effect on the Company's future operating results.

  The disk drive industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers and systems companies. Due to the small number of disk drive manufacturers and systems companies requiring independent sources of supply for magnetic recording heads, the Company's customer base is likely to remain concentrated. In addition, the customer base may become more concentrated if disk drive manufacturers that do not have their own internal capabilities for designing and producing disk heads adopt and implement further vertical integration strategies. While the Company believes that industry conditions and economic factors will continue to create an environment in which drive manufacturers will require, as their primary source of supply, independent suppliers of magnetic recording heads and in which vertically integrated disk drive and systems companies will require alternative or "secondary" sources of supply, the further consolidation or integration of one or more of the Company's major customers with other disk drive or disk head firms could have an adverse effect on the Company's business. Such occurrences, however, could potentially be offset by the entry of new manufacturers in the disk drive market. See "Competition" for further discussion.

TECHNOLOGY

  Magnetic disk heads are electromechanical devices that record ("write") data onto and retrieve ("read") data from the magnetic layers of magnetic data storage disks. The principal elements of an inductive magnetic recording head are a magnetic core, which is interrupted by a non-magnetic gap, and an electrically conducting coil wrapped or deposited in turns around the core. To write data, a current is passed through the coil, thereby inducing a magnetic field in the core. Since the core is interrupted by a non-magnetic gap, the magnetic field must "fringe" out from the gap, and in doing so, it magnetizes a segment of the disk. Reversing the direction of the current reverses the polarity of the next magnetized segment of the disk as it passes by the gap of the head, thus allowing data to be encoded as a pattern of reversing polarities. To read data, the previously encoded disk is again passed by the head and the reversing magnetic polarities induce reversing magnetic fields in the core. These reversing magnetic fields in the core generate correspondingly reversing currents in the coil which are sensed and decoded by the drive circuitry. Inductive thin film heads are produced with processes originally adapted from semiconductor manufacturing, in which thin films of magnetic, conductive and insulating materials are deposited on a nonmagnetic substrate to form the core and the electrical coils of the head.

  In contrast to an inductive disk head, which is typically designed to "read" and "write" data using a single inductive element, an MR disk head uses an inductive thin film element to "write" data onto the disk and a separate MR element to "read" data from the disk. The MR read element incorporates a magnetoresistor whose electrical resistance changes in the presence of a magnetic field. As the encoded disk is passed by the read element, the disk drive circuitry senses and decodes the changes in electrical resistance caused by the reversing magnetic polarities. The greater sensitivity of MR read elements provides higher signal output per unit of recording track width on the disk surface. As a result, MR disk heads have certain design and performance advantages over inductive heads, particularly in high performance disk drive applications. In addition, MR disk heads can read data from a rotating disk independent of the speed of rotation, thus allowing these devices to read data more reliably from small form factor disks in which linear velocities are inherently lower. MR disk heads also allow for optimization of read and write gaps independently. Typical inductive heads incorporate a single gap for both read and write functions. MR disk heads are also produced utilizing semiconductor-like manufacturing processes to deposit and pattern thin films of magnetic, conducting and insulating materials on a nonmagnetic substrate to form the MR head elements.

  Disk drive storage capacity and performance are largely determined by the magnetic properties and interface of the recording head and disk. The design geometries and magnetic materials of the recording head are each optimized to achieve required performance, and are selected to provide appropriate writing and maximum read-back signal levels. Higher data densities require that the head fly both closer to the disk and at more uniform flying heights across the disk or, alternatively, that the head maintain a light contact with the disk at a point near the head's gap, with the disk sliding over this portion of the head (known as contact recording). This is influenced by the size and mass of the head and by its hydrodynamic air bearing design and performance characteristics.

  Historically, thin film disk heads have represented more cost-effective design alternatives for hard disk drives than have MR disk heads. However, as demand for higher capacities and higher performance from disk drives has grown, there has been a corresponding increase in demand for disk heads that provide higher areal densities and data transfer rates. This technology and market shift has resulted in disk head specifications that increasingly require higher performance MR heads. Coupled with the increasing supply of competitively priced MR heads and the tendency of major disk drive customers to select MR products for new disk drive development programs, the Company believes that demand for its inductive thin film heads peaked during the second half of fiscal 1997. As a result, it is anticipated that MR products will represent the majority of the Company's shipments by the third quarter of fiscal 1998.

  The Company believes that GMR disk heads represent the next important magnetic recording head technology. Like an MR head, a GMR head utilizes a separate inductive thin film write element in conjunction with the read element. In this case, the read element is formed from smaller, more complex magnetoresistive structures, which exhibit even higher (hence, "giant") sensitivity to the reversing magnetic fields from the disk. This effect, known as giant magnetoresistivity, will allow GMR heads to achieve even higher areal densities and performance levels than either inductive thin film or MR disk heads.

PRODUCTS

  During fiscal 1997, the Company qualified and made volume production shipments on a number of new disk drive programs which require thin film products. The Company's thin film products are produced in volume for 3.5 inch disk drives to achieve areal densities of up to approximately 1,200 megabits of data per square inch of disk surface, providing data storage capacities of up to 1.7 gigabytes per 3.5 inch disk. However, this is expected to represent the last new generation of inductive thin film products, as the Company's product mix transitions to MR technology during fiscal 1998.

  During fiscal 1997, the majority of the disk head products supplied by the Company were in the "nanoslider" or "50%" form factor (in which the slider is approximately 50% of the size, in each of its three dimensions, of the original inductive thin film slider). The Company has been and continues to develop products in the smaller "picoslider" or "30%" form factor, for inductive thin film, MR and GMR disk heads. The Company successfully entered volume production on picoslider inductive thin film heads during fiscal 1997 and they are expected to represent the majority of the Company's thin film products during fiscal 1998.

  Development and commercialization of MR disk heads continued to be a major investment for the Company in fiscal 1997. During fiscal 1997, the Company continued production on its first volume MR disk head program and, in addition, continued to ship prototype and qualification samples of MR disk head products to selected customers for drive applications with recording densities of up to 1,900 megabits per square inch. During fiscal 1998, MR drive applications are expected to require areal densities of 2,500 megabits per square inch or more in production. This will require the Company's engineering and production resources to successfully meet their targeted design and process development plans, achieve "design-in" on customer drive programs and execute the planned production ramps.

  During fiscal 1997, the Company began development of GMR disk head technology. It is expected that the Company will deliver GMR disk head samples and begin customer program qualification cycles during fiscal 1998, but volume production of GMR heads is not anticipated before fiscal 1999.

  For discussion of net sales and percentage of sales by product, see "Annual Results of Operations" under Item 7.

MANUFACTURING

 Wafer / Slider Fabrication

  MR and inductive thin film transducers are manufactured using a semiconductor-like wafer fabrication process. This process involves photolithography, vacuum deposition, wet chemical and plasma etching and precision electroplating technologies. The Company's two wafer fabrication facilities in Goleta, California, are based on 150mm (approximately six inch) diameter round substrates. During fiscal 1997 production of inductive thin film products started to transition from the nanoslider form factor, where approximately 8,400 individual (unyielded) sliders can be produced from each six inch wafer, to the pico slider form factor, where approximately 14,700 individual (unyielded) sliders can be produced from each wafer. This transition is expected to be completed during the first half of fiscal 1998. Production of MR wafers is expected to continue in the nanoslider form factor for all of fiscal 1998.

  In March 1997, the Company completed the first phase of expansion of its MR wafer fab. The second phase of the expansion, which commenced in July, was completed during the first quarter of fiscal 1998 and is expected to be fully equipped by April 1998. This fab will have the capacity to produce over 500 MR wafers per week.

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

  All of the aforementioned processes and their process yields directly define final production output and Company revenue. Typically, new (higher performance) head designs place increasing demands on process technology. The Company's ability to execute depends on its ability to develop new processing technology, maintain control over its processes and ramp these new products into production volume in a timely manner. The Company believes that development of new products involving MR and GMR technologies will be critical to future revenue growth.

  The Company believes that future demand for recording heads will continue. To meet this demand, it will be critical that wafer and slider output increase. This increase will be dependent on the Company's ability to generate the required capital funding. If the Company is unable to obtain the required funds in sufficient amounts and at the required times, its future revenues could be adversely affected. See "Liquidity and Capital Resources" under Item 7.

 Assembly and Test

  The Company assembles all of its volume production of HGAs and HSAs outside of the United States. Principal manufacturing sites are in Penang, Malaysia; Chung-Ju, South Korea; Dublin, Ireland and Beijing, China.

  The Company also maintains contractual relationships with unaffiliated parties that provide manufacturing space and contract labor in Korea, Malaysia, China and the Philippines. The Company plans on continuing such relationships in the future.

  From time to time, during periods of growth, the Company has experienced a shortage of direct labor at its manufacturing locations. However, it is anticipated that existing manufacturing facilities and contract labor relationships are adequate to meet the Company's projected market and customer demand during fiscal 1998. In response to recent faster than planned transition from thin film to MR disk head production, and reduced demand for the Company's disk heads, the Company developed a plan to realign foreign operations that will be implemented during the first half of fiscal 1998.

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

RESEARCH AND DEVELOPMENT

  The Company commits substantial resources to technology, product and process development in order to meet its customers' continuing demands for higher performance disk heads for successive disk drive product families. Technology development activities relate to creating technological advances required for new product development and the advancement of production processes required in new product manufacturing (e.g., development of smaller form factor products, advanced materials and structures, constant flying height and contact air bearing recording technologies and the development of GMR technology). In addition, development activities focus on conceptual formulation, design and testing of new product alternatives and construction of prototypes. Development activities relating to advanced disk head products are predominantly performed at the Company's Goleta, California location. In addition, the Company also has engineering and technical staff located at various production operations to provide manufacturing process and integration support.

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

  The Company's technology development has been primarily devoted to commercialization of advanced inductive thin film disk head technology and MR disk head technology. Future research and development ("R&D") efforts will continue with commercialization of MR product technology and development of GMR technology. Research and development expenses were $52.5 million, $50.9 million and $33.7 million fiscal years 1997, 1996 and 1995, respectively. The Company believes that its existing cash resources and expected operating results will provide sufficient financial resources to fund its ongoing research and development activities in a manner consistent with its current operating plan.

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

CUSTOMERS AND MARKETING

  The Company's customers in fiscal 1997 included, among others, Micropolis
(S) Pte Ltd., ("Micropolis"), NEC Corporation ("NEC"), Quantum Corporation ("Quantum") and Western Digital.

  The Company's magnetic recording disk heads are sold in the United States and foreign countries by its direct sales personnel, with the exception of Japan, where Hitachi Metals, Ltd. ("HML") acts as the Company's sales representative.

  Western Digital represented approximately 79% of net sales during the year ended September 27, 1997. All other customers were less than 10% of net sales. The Company anticipates that Western Digital will continue to be its largest customer during fiscal 1998. In December 1997, Western Digital announced expected lower revenues and profits for its December 1997 quarter, as a result of actions it is taking in response to current disk drive oversupply in the industry's distribution channel and increasing pricing pressures. The Company was then notified of significant reductions to its order backlog due to Western Digital's plan to transition from thin film to MR disk drive production substantially by the end of its June 1998 quarter.

  In February 1997, Quantum announced the sale of a majority interest in its Recording Head Group to Matsushita-Kotobuki Electronics Industries Ltd. ("MKE"), Quantum's contract manufacturing partner for disk drives. The resulting joint venture, MKE-Quantum Components ("MKQC"), in which Quantum retains a

49% interest, supplies recording heads to MKE for use in Quantum disk drives. Revenue from Quantum during fiscal 1997 was less than 2% of total revenues. The Company does not expect a material impact to its future revenue growth.

  In June 1997, NEC announced plans to discontinue internally developed NEC drives and engage in a contract manufacturing relationship with IBM. Revenue from NEC during fiscal 1997 was less than 10% of total revenues. The Company expects that revenue from NEC in fiscal 1998 will decline materially.

  During fiscal 1997, Micropolis, a subsidiary of Singapore Technologies, continued to experience operating losses. On November 10, 1997, Singapore Technologies announced plans to shut down its disk drive operations after a review of the financial and market condition of Micropolis. As a result, the Company recorded a provision of $4.2 million for customer bankruptcy related to potentially uncollectible accounts receivable in the fourth quarter of fiscal 1997. At the time of the shutdown, the Company had no active production programs with Micropolis and, therefore, no revenue impact is expected to the Company's operations during fiscal 1998. See "Management Discussion and Analysis" under Item 7.

  Inductive thin film and MR program qualifications are under way with several new customers in order to increase the size of the Company's customer base. The Company's ability to obtain new orders from customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of successful deployment of new technologies by their competitors or various other factors. A significant reduction in orders or the loss of a major customer, which could occur for any variety of reasons, including bankruptcy, could have a material adverse effect on the Company's future operating results.

  The Company experienced a significant shift in its customer base during fiscal 1997. Revenues from NEC and Quantum declined to less than 10% each during fiscal 1997, as revenues from Western Digital increased. The disk drive industry continues to experience significant consolidation. Certain disk drive and systems companies, such as Quantum, have acquired or merged with magnetic head companies in an effort to produce magnetic heads for their own use. Seagate, a major manufacturer of both disk drive and recording heads, and Conner Peripherals, Incorporated, ("Conner"), completed a merger of their companies in fiscal 1996. Conner was the Company's largest customer in fiscal 1995. Revenues from Conner declined materially during fiscal 1996. There can be no assurance that disk drive and systems companies will not continue to vertically integrate and acquire the ability to produce disk heads for their own use. Further consolidation of the disk drive industry may reduce the number of disk drive programs requiring the Company's products and may increase credit risks for the Company due to the concentration of its customers. As a result, there is no assurance that further vertical integration of disk drive and system companies and consolidation within the disk drive industry will not have a material adverse effect on the Company's future operating results.

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

  The Company has been successful in achieving "design-in" positions with certain customers on certain disk drive programs. There can be no assurance that the Company will successfully obtain "design-in" positions on a sufficient number of the new disk drive programs that it is currently pursuing or that it expects to pursue, or that, after having achieved this position on any given customer program, it will not experience difficulties in obtaining desired levels of production volumes on a timely basis. The failure to secure and satisfactorily perform against orders for volume shipments of advanced inductive thin film or MR disk heads could result in customer cancellations, reschedules and diversion of certain orders to the Company's competitors. To the extent any significant orders for the Company's thin film or MR disk heads are canceled, rescheduled or diverted, such actions could have an adverse effect on the Company's operations. See "Disk Drive Industry" for further discussion.

COMPETITION

  The Company competes with other independent recording head suppliers, as well as disk drive companies and systems companies that produce magnetic recording heads used in their own products. Fujitsu Ltd., Hitachi, Ltd., IBM, NEC, Quantum/MKE and Seagate produce some or all thin film and/or MR heads for their own use. All of these companies have significantly greater financial, technical and marketing resources than the Company.

  IBM has made its recording head products available in the original equipment manufacturers ("OEM") market to competing drive manufacturers. During 1996, IBM announced plans to expand its disk drive and disk components business, including its MR technology, by selling to OEM's starting in 1997. Historically, IBM had been a vertically integrated company, producing heads only for internal use. The Company's competitive position could be adversely affected if IBM is successful in marketing its advanced MR products in the market at competitive prices.

  The Company believes that disk drive customers and systems companies that are not vertically integrated continue to represent significant opportunities for sales of the Company's disk head products for competitive and other reasons. Moreover, the Company believes that certain vertically integrated companies will continue to rely on independent suppliers of disk head products as alternative sources of supply, or in some cases, as primary sources of supply for individual disk drive programs.

  Read-Rite Corporation ("Read-Rite") has had substantially greater sales of thin film and MR disk head products than the Company and has been its largest competitor among independent thin film disk head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI") have a joint venture in Japan to make thin film and/or MR wafers.

  Currently, several large Japanese companies, each with considerably more resources than the Company, compete in the independent head market and have had considerable success in gaining market share. Alps Electric Corporation, Ltd., TDK Corporation (and its SAE Magnetics, Ltd. subsidiary,) and Yamaha Corporation continue to aggressively develop and market recording heads.

  Other independent recording head manufacturers that are shipping, or intend to ship, to the OEM marketplace include Headway Technologies, Incorporated, DAS Devices, Incorporated and Silmag.

  The principal competitive factors in the markets the Company addresses are price, product performance, quality, product availability, responsiveness to customers and technological sophistication. The disk head industry is intensely competitive and largely dependent on sales to a limited number of disk drive manufacturers and systems companies. See "Customers" for further discussion.

BACKLOG

  The Company's backlog of open orders scheduled for delivery within six months at September 27, 1997 was approximately $137.5 million, compared to approximately $116.3 million at September 28, 1996, before the reduction in order backlog by Western Digital in December 1997. Backlog increased year-to-year as a result of increased customer demand for thin film and MR disk head products. Backlog includes only firm orders for which the customers have released a specific purchase order and a specified delivery schedule.

  The Company receives purchase orders from its customers which express the customers intentions to purchase, at stated unit prices, certain quantities of products during a specified period, generally for one to two quarters. Orders are subject to rescheduling provisions which permit increases or decreases in volume of shipments during a specified period. In addition, at times of supply shortages, the Company believes it is a common practice for disk drive manufacturers to place orders in excess of actual requirements. Conversely, during periods of soft demand the Company has experienced cancellation and rescheduling of orders, reductions in quantities and repricing as customer requirements change.

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

  In previous years, particularly those in which the disk drive industry was experiencing overcapacity and intense price competition conditions, certain of the Company's customers reduced order backlog, delayed shipment dates and requested extended payment terms and price concessions. Western Digital recently reduced its order backlog as it transitions from thin film to MR disk drive production sooner than planned. These circumstances could continue to reoccur in future periods which could adversely affect the Company's revenues and profitability. Further, as a result of the foregoing factors, the Company's backlog may not be indicative of product shipments in any future period.

EMPLOYEES

  As of September 27, 1997, the Company had approximately 8,500 employees of whom approximately 1,100 are located in California, approximately 7,100 are located in Asia and approximately 300 are located in Ireland. The Company's employees located in Korea are represented by a labor union, and the Company's Korean operations have, from time to time in past years, been affected by labor disruptions and slow downs. To meet planned fiscal 1998 production requirements, the Company completed facility expansion during fiscal 1997 of its factories in Malaysia and China, established an additional subcontractor in the Philippines and expanded operations at its established subcontractors in China and Malaysia. The Company also completed expansion of its factory in California, which is expected to be fully equipped by April 1998.

  During fiscal 1998, management has been evaluating manufacturing capacity in light of recent events with its customers and the disk drive industry. In addition, the Company announced in December 1997 that it would take a pre-tax restructuring charge of approximately $8.0 million in the first quarter of fiscal 1998 in connection with planned realignment of foreign operations.

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

  Under an agreement (the "Hutchinson Agreement") with Hutchinson, the Company and Hutchinson hold licenses with respect to certain patents held by each of them concerning suspension assemblies to make, use and sell such products. The Company's purpose of entering into the Hutchinson Agreement was to avoid possible future infringements, thereby reducing the prospects for disputes and litigation. See also "Sources of Supply."

  In September, 1992, the Company and HML entered into a License and Technology Development Agreement under which HML received licenses to certain of the Company's patents. This agreement also provided for joint ownership of jointly developed inventions, and several resulting joint patents are currently pending.

  In December, 1994, the Company and Seagate entered into a broad cross license with respect to certain patents held by each of them and with respect to certain future patents which may be issued on applications filed prior to December 10, 1999.

  The Company currently has several U.S. and foreign patents jointly held with NGK Insulators, Ltd.

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

  On July 13, 1994, the California Regional Water Quality Control Board ("CRWQCB") issued a clean up and abatement order to the Company concerning property previously used and owned by the Company on Ward Drive in Goleta, California. As a result of the order, the Company has been required to carry out an environmental study to determine the extent of contamination related to chemicals used by the Company at this site. This study involved taking a number of soil samples and sinking several test wells to test the ground water and monitor the water's condition over a twelve month period. The soil sample work is complete and showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. These contaminants have either remained constant or declined in concentration over the past twelve month period. The CRWQCB has extended the monitoring requirements to an adjacent site and has required the Company to continue monitoring at a reduced sample frequency for a further twelve months. At the end of the study the CRWQCB will assess the need, if any, for further investigation or cleanup and may issue another order at that time.

CERTAIN ADDITIONAL BUSINESS FACTORS

 Technological Changes

  The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify for disk drive manufacturers' programs. During fiscal 1995 the Company shifted from production of ferrite disk heads to thin film disk heads, which offered superior performance characteristics over ferrite disk heads and were competitively priced. The Company furthered its technological development from the thin film microslider to the nanoslider form factor and during fiscal 1995, substantially all thin film shipments were nanoslider products.

During fiscal 1996 and continuing through fiscal 1997, the Company experienced increased customer demand and significant revenue growth and profitability with its inductive thin film products. This success was due primarily to continued timely production ramps on a number of thin film programs and successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. During fiscal 1998, the Company faces another technology evolution from inductive thin film to MR disk head technology. There can be no assurance that the Company will continue to qualify for disk head manufacturing programs or that it will not experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance.

 Significant Capital Needs

  The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as MR and GMR disk head products. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. The Company expanded production facilities and purchased manufacturing equipment in fiscal 1997 totaling $96.1 million. In addition, the Company leased $35.1 million of production equipment through operating leases, with terms of up to five years. During fiscal 1998, the Company plans to purchase or enter into lease financing for approximately $170.0 million of manufacturing equipment and facility improvements. However, due to recent changes in the disk drive industry and to the Company's order backlog, it is reviewing all planned expenditures for fiscal 1998, but will focus on its investment in MR and GMR technology. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, cash flow from operations, existing credit facilities and lease financing arrangements. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could adversely affect the Company's future operating results.

 Short Term Borrowings

  At September 27, 1997, the Company had outstanding approximately $50.2 million of short term borrowings in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand and have no termination date. The loan facilities are used for manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

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

 Dependence on Foreign Operations

  The Company conducts substantially all of its production, assembly and test operations in its facilities in Ireland, Korea, Malaysia and the People's Republic of China ("PRC"). In addition, the Company has contractual relationships with unaffiliated parties who conduct manufacturing and assembly operations for the Company in Korea, Malaysia, the Philippines and the PRC. The Company's operations in Korea have, from time to time in recent years, been affected by labor disruptions and slow downs. The Company's production facility in Malaysia faced potential labor shortages during fiscal 1996 and may face potential labor shortages in the future, as other disk drive and component manufacturers expand their production facilities in Malaysia. In addition to risks of labor disruption, civil unrest and political instability, the Company's foreign operations subject it to delays in obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, trade restrictions and transportation problems.

 Management of Growth

  During the past two fiscal years, the Company experienced significant growth. In order to maintain and improve operating results during periods of rapid expansion, the Company's management will be required to manage this growth and the related expansion effectively. There is no assurance that the Company will continue to expand as it has in recent years in order to improve operating results. Future expansion may become more difficult to manage in geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on its future operating results.

 Volatility of Stock Price

  The market price of the Company's Common Stock has been volatile, with daily market prices ranging from $17.38 to $60.50 per share during fiscal 1997. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 15, 1997:

     NAME                 AGE                POSITION OR OFFICE
     ----                 --- -------------------------------------------------
     Craig D. Crisman....  56 Chairman of the Board and Chief Executive Officer
     Peter T. Altavilla..  44 Corporate Controller and Secretary

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

ITEM 2. PROPERTIES

  Certain information concerning the Company's principal properties at September 27, 1997 is set forth below:

                                                                                  SQUARE
LOCATION                            TYPE                    PRINCIPAL USE         FOOTAGE OWNERSHIP
--------                 --------------------------- ---------------------------- ------- ---------
Goleta (Santa Barbara),
 California............. Headquarters, office, plant Marketing and manufacturing, 217,000   Owned
                          and warehouse               research and engineering
Goleta, California...... Office                      Administration                16,568  Leased
San Jose, California.... Office                      Customer support               1,300  Leased
Penang, Malaysia........ Office, plant & warehouse   Manufacturing                208,000   Owned*
Chung Ju, Korea......... Office, plant & warehouse   Manufacturing                293,000   Owned
Republic of Singapore... Office                      Customer Support               6,000  Leased
Beijing, China.......... Office, plant & warehouse   Manufacturing                 24,000  Leased
Dublin, Ireland......... Office, plant & warehouse   Manufacturing                 40,000   Owned

---------------------
* Property held as collateral for Malaysian revolving credit facility. See
  Note 6 to the Notes to Consolidated Financial Statements under Item 8.

  The Company owns a building in Dassel, Minnesota which is leased by the Company to the acquirer of a subsidiary which was previously sold by the Company.

  One facility in Chung Ju, Korea, comprising 93,000 square feet, is being offered for sale.

  The Company believes its existing manufacturing facilities are adequate to support customer requirements during fiscal 1998.

ITEM 3. LEGAL PROCEEDINGS

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

                                                                 HIGH     LOW
                                                                ------- -------
     Fiscal year ending September 28, 1996
      First Quarter............................................ $19     $12 1/8
      Second Quarter...........................................  19 1/8  13 3/4
      Third Quarter............................................  21 3/4   9 1/2
      Fourth Quarter...........................................  18 1/4   8 1/4
     Fiscal year ending September 27, 1997
      First Quarter............................................ $31 7/8 $17 3/8
      Second Quarter...........................................  60 1/2  27 3/8
      Third Quarter............................................  36 1/2  22 3/8
      Fourth Quarter...........................................  38 5/8  22 1/4

  At December 15, 1997, there were approximately 1,738 record holders of the Company's Common Stock.

  There were no cash dividends paid by the Company during the fiscal years 1997 or 1996. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

                         APPLIED MAGNETICS CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE    1997     1996     1995      1994      1993
AND EMPLOYMENT AMOUNTS)          -------- -------- --------  --------  --------
OPERATIONS
Net sales......................  $494,839 $344,754 $292,600  $275,927  $335,898
Net income (loss)..............    96,116   32,218    1,748   (52,670)  (43,728)
Net income (loss) per share:
 Primary.......................  $   3.88 $   1.35 $   0.08  $  (2.39) $  (2.17)
 Fully diluted.................  $   3.37 $   1.21 $   0.08  $  (2.39) $  (2.17)
Weighted average number of com-
 mon and common equivalent
 shares outstanding:
 Primary.......................    24,780   23,897   22,472    22,082    20,156
 Fully diluted.................    31,011   30,173   22,472    22,082    20,156
Order backlog..................  $137,508 $116,262 $107,466  $ 64,781  $ 77,126
Year-end employment............     8,431    6,401    5,478     5,531     7,259
BALANCE SHEET
Working capital (1)............  $161,164 $117,882 $ (5,963) $(36,443) $ 33,920
Total assets...................   477,988  359,450  246,817   220,556   278,516
Total debt.....................   166,731  163,917   69,629    67,151    57,183
Shareholders' investment.......   240,781  139,699  103,592    98,433   151,095

---------------------
(1) This balance includes borrowings outstanding under loan facilities with Malaysian banks which are callable on demand and have no termination date. The balances for the years ended September 27, 1997 and September 28, 1996 and the years ended September 30, 1995, 1994 and 1993 were $50.2 million, $45.8 million, $46.9 million, $46.1 million and $35.2 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Fiscal 1997 was a record year for Applied Magnetics. The Company posted a net profit of $96.1 million for the year ended September 27, 1997, compared to $32.2 million for the year ended September 28, 1996, and $1.7 million for the year ended September 30, 1995. Net sales increased 43.5% in fiscal 1997 from fiscal 1996 and 17.8% in fiscal 1996 from fiscal 1995.

  During fiscal 1997, the Company's continued revenue growth and profitability compared to fiscal 1996 was attributed to strong customer demand for its inductive thin film products which represented approximately 93.1% of total net sales for fiscal 1997. During the first quarter of fiscal 1997, the Company shipped inductive thin film products primarily using the nanoslider ("50%") form factor on 1.0 gigabytes per 3.5 inch disk products. By the end of the fourth quarter of fiscal 1997 the Company completed its transition to more advanced thin film disk head technology using the picoslider ("30%") form factor on 1.4 gigabytes and 1.7 gigabytes per 3.5 inch disk products. The picoslider almost doubles the number of sliders that can be processed from one wafer.

  The Company shipped magnetoresistive ("MR") disk heads during fiscal 1997, with net sales representing approximately 4.9% of total net sales. However, low yields on these programs coupled with an earlier than planned end of life on one of its initial production programs limited the Company's ability to achieve expected MR production volumes. As a result, revenue growth and profitability were impacted. The Company is continuing its commitment to MR product development with the addition of technical personnel and capacity expansion of its MR wafer fab. The fab expansion is complete and will be fully equipped by April 1998.

  Fiscal 1997 operating results included a charge of $4.2 million for customer bankruptcy related to potentially uncollectible accounts receivable of Micropolis (S) Pte Ltd. ("Micropolis"). On November 10, 1997, Singapore Technologies announced plans to close its subsidiary, Micropolis, after review of the company's financial position and market condition. At the time of the shutdown, Applied Magnetics had no active production programs with Micropolis and therefore no revenue impact is expected during fiscal 1998.

  The disk drive industry recently appears to be entering into an oversupply condition, and as a result, head suppliers, including the Company, are experiencing competitive pricing pressures for its inductive thin film heads. In December 1997, Western Digital announced expected lower revenues and profits for its December 1997 quarter, as a result of actions it is taking in response to current disk drive oversupply in the industry's distribution channel and increasing pricing pressures. The Company was then notified of significant reductions to its order backlog due to Western Digital's plan to transition from thin film to MR disk drive production substantially by the end of its June 1998 quarter.

  In addition, the Company is evaluating manufacturing operations and plans to take a pre-tax restructuring charge of approximately $8.0 million in its first quarter of fiscal 1998 primarily in connection with planned realignment of foreign operations.

  The Company's inductive thin film product at the 1.7 gigabyte per 3.5 inch disk capacity point is planned for volume production through the first three quarters of fiscal 1998. This is expected to be the final generation of advanced inductive thin film products, making fiscal 1998 a significant technology transition year for the Company. The product mix will evolve from thin film to MR disk head technology and MR products are expected to represent the majority of the Company's shipments by the third quarter of fiscal 1998. Most of the new customer development programs for which the Company is currently in qualification cycles utilize MR technology.

  Revenues, shipment volumes, operating and financial results for fiscal 1998 will be impacted by reduced advanced thin film production levels while the Company seeks to achieve qualification status on new MR programs, execute production ramps and improve MR processes and production yields on its new programs. See "Products" under Item 1.

  During fiscal 1996, the Company's significant revenue growth and profitability over fiscal 1995 was attributed to numerous factors, including increased customer demand for its thin film products, continued timely production ramps on qualified thin film programs during the first half of fiscal 1996, successful transition to a new generation of advanced thin film disk head products and achievement of profitable yields during the second half of fiscal 1996.

  The Company had shifted from production of ferrite disk heads to thin film disk heads during fiscal 1995, due to the superior performance characteristics and competitive pricing of thin film disk heads over ferrite disk heads. Technological development started in fiscal 1995 contributed to fiscal 1996 operational and financial improvements and included conversion from the thin film ("70%") microslider to the nanoslider form factor, conversion from 3 inch substrate ("wafer") to 6 inch wafer fabrication (which produces more thin film disk heads per wafer) and conversion to fully etched air bearing ("FEAB") and negative air pressure bearing surfaces that improved product performance.

ANNUAL RESULTS OF OPERATIONS

  The following table sets forth certain financial data for the Company as a percentage of net sales for the last three fiscal years.

                                      SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 27,
                                          1997          1996          1995
                                      ------------- ------------- -------------
Net sales............................     100.0%        100.0%        100.0 %
Cost of sales........................      66.1%         73.0%         86.4 %
Gross margin.........................      33.9%         27.0%         13.6 %
Operating expenses
  Research and development...........      10.6%         14.8%         11.5 %
  Selling, general and administra-
   tive..............................       1.7%          1.9%          2.5 %
  Provision for customer bankruptcy..       0.8%          --            --
  Terminated merger costs............       0.6%          --            --
  Total operating expenses...........      13.7%         16.7%         14.0 %
Income (loss) from operations........      20.2%         10.3%         (0.4)%
Interest income......................       1.7%          1.2%          0.7 %
Interest expense.....................       2.5%          2.6%          1.6 %
Other income, net....................       0.5%          0.6%          2.2 %
Income before taxes..................      19.9%          9.5%          0.8 %
Provision for income taxes...........       0.4%          0.2%          0.2 %
Net income...........................      19.4%          9.3%          0.6 %

  NET SALES: Net sales of $494.8 million increased 43.5% in fiscal 1997 from net sales of $344.8 million in fiscal 1996 primarily due to an increase in shipments of inductive thin film products. This was achieved as a result of an increase in shipments of head stack assemblies ("HSAs") as compared to head gimbal assemblies ("HGAs"), increased capacity and continued high customer demand. Thin film disk head net sales represented 93.1% of total net sales in 1997 compared to 76.0% in 1996. The Company continued volume production on MR disk heads with net sales of $24.1 million in 1997, or 4.9% of total net sales. Other products represented 2.0% of total net sales and included tape products and disk head products for which the Company only performs final assembly of HSAs using thin film and MR disk heads purchased from other manufacturers.

  Net sales of $344.8 million increased 17.8% in fiscal 1996 from net sales of $292.6 million in fiscal 1995 primarily due to an increase in shipments of inductive thin film products. Thin film disk head net sales increased to 76.0% of total net sales in 1996 from 68.8% in 1995. Ferrite disk head net sales represented 12.1% of total net sales in 1996 compared to 7.5% in 1995, as one customer completed its program requirements. Substantially all ferrite shipments were completed by the end of the fourth quarter of fiscal 1996. The Company began initial volume production of MR technology products during the fourth quarter of fiscal 1996. Total MR net sales were $6.0 million during fiscal 1996, or 1.7% of total net sales. Other products represented 10.2% of total net sales and included tape head products and disk head products for which the Company only performs final assembly of HSAs using thin film and MR disk heads purchased from other manufacturers.

  GROSS MARGIN: The gross margin increased in fiscal 1997 to 33.9% as compared to 27.0% in fiscal 1996. The increase was due to higher inductive thin film disk head sales volumes, resulting in economies of scale, coupled with cost controls.

  The gross margin increased in fiscal 1996 to 27.0% as compared to 13.6% in fiscal 1995. The increase resulted from higher revenues and significant improvements in production yields.

  RESEARCH AND DEVELOPMENT: Research and development expenses ("R&D") were $52.5 million, $50.9 million, and $33.7 million for fiscal years 1997, 1996 and 1995, respectively. These expenses represented 10.6%, 14.8% and 11.5% of net sales, respectively, for such periods.

  R&D expenses increased by $1.6 million in fiscal 1997 from 1996. The Company maintained its level of R&D investment during 1997, as engineering efforts shifted from advanced thin film technology development during the first half of the fiscal year to MR technology and production process development and the initiation of GMR technology development.

  R&D expenses increased by $17.2 million in fiscal 1996 from 1995 as the Company increased engineering resources on next generation inductive thin film and MR technology and production process development.

  The Company continues to invest in advanced technology products and processes and expects that expenditures generally will increase on an absolute dollar basis during fiscal 1998 as MR and GMR technology and process development efforts become critical to the future operational and financial growth for the Company.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses in absolute dollars were $8.3 million, $6.5 million and $7.4 million in fiscal 1997, 1996 and 1995, respectively. These expenses represented 1.7%, 1.9%, and 2.5% of net sales, respectively, for such periods. SG&A expenses in 1996 were partially offset by a bad debt recovery of $0.5 million, related to a final payment of a 1990 bankruptcy settlement with a previous customer.

  VALUATION ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS: The Company's allowance for uncollectible accounts receivable of $4.9 million at September 27, 1997 included a provision for customer bankruptcy of $4.2 million. On November 10, 1997, Singapore Technologies announced plans to shut down its subsidiary, Micropolis, one of the Company's customers. As a result, the Company recorded the charge in the fourth quarter of fiscal 1997. The Company's allowance for uncollectible accounts receivable at September 28, 1996 and September 30, 1995 was $0.8 million and $0.7 million, respectively.

  TERMINATED MERGER COSTS: Terminated merger costs of $2.9 million for fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

  INTEREST INCOME AND EXPENSE: Interest income was $8.3 million, $4.2 million and $2.0 million in fiscal 1997, 1996 and 1995, respectively. Interest income increased $4.1 million in fiscal 1997 from fiscal 1996 and increased $2.2 million in fiscal 1996 from 1995 due to investment of higher average cash balances. Interest expense was $12.3 million, $9.1 million and $4.8 million in fiscal 1997, 1996 and 1995, respectively. Interest expense increased $3.2 million in fiscal 1997 from 1996 and increased $4.3 million in fiscal 1996 from 1995, due to higher average debt outstanding. Increases in both categories were primarily as a result of the Company's March 1996 issuance of $115.0 million 7% Convertible Subordinated Debentures due in 2006.

  OTHER INCOME (EXPENSE): Other income was $2.4 million, $2.0 million and $6.3 million in fiscal 1997, 1996 and 1995, respectively. Other income in fiscal 1997 included $2.1 million in foreign exchange and transaction net gains. Other income in fiscal 1996 included $1.3 million in final proceeds from the sale of the Company's Tape Head business unit to Seagate Technology Incorporated ("Seagate") and $0.5 million in foreign exchange and transaction net gains. Other income in fiscal 1995 included $4.9 million in income recognized as the Company completed certain performance milestones in connection with the sale to Seagate, $1.3 million related to sale of tooling and excess assets and $0.2 million in foreign exchange and transaction net losses.

  PROVISION FOR INCOME TAXES: The fiscal 1997 and 1996 provision for income taxes included alternative minimum state and federal taxes and provision for foreign income taxes. For fiscal year 1995 the most significant component of the provision for income taxes was foreign taxes for which there were no foreign tax credit offsets available.

  The Company has not provided U.S. federal income taxes on unremitted foreign earnings as the Company expects to permanently reinvest such earnings in foreign jurisdictions. In addition, the Company has minimal foreign tax credits available to offset the U.S. tax impact of repatriating foreign earnings. Accordingly, if such foreign earnings were repatriated to the U.S., these earnings would generally be taxed at the U.S. statutory rates.

  The Company currently operates under a tax holiday in Malaysia. The tax holiday is effective through August 31, 1999. Currently, the Company is exploring other tax incentives available in Malaysia after its tax holiday expires. If the Company is unsuccessful in obtaining tax incentives or extend the tax holiday, the foreign earnings would be taxed at Malaysian statutory rates.

  When the Company utilizes its remaining net operating loss carryforwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 27, 1997, the Company's cash and cash equivalents balance increased to $162.3 million from $127.4 million at September 28, 1996. During fiscal 1997, the Company generated $124.1 million from operating activities, comprised primarily of the net effect of the following: i) $96.1 million from net income, which included $38.5 million of depreciation and amortization expense; ii) $4.2 million provision for customer bankruptcy; iii) net increase in the accounts receivable balance of $13.7 million as a result of the increase in net sales in September 1997 over September 1996; iv) increase in inventories of $15.5 million and v) increase in the accounts payable balance of $16.8 million. Higher production volumes in response to increased customer orders for its disk head products resulted in higher inventories and accounts payable as compared to fiscal 1996.

  During fiscal 1997, the Company expanded production facilities and purchased manufacturing equipment in fiscal 1997 totaling $96.1 million. In addition, the Company leased $35.1 million of production equipment through operating leases, with terms of up to five years. The Company increased overall production capacity and improved advanced thin film and MR production processes. Also, during fiscal 1997, the Company's inductive thin film wafer fab was converted to enable manufacturing of MR write heads and the Company completed its first clean room expansion of the MR fab in Goleta, California. This expansion was fully equipped during the first quarter of fiscal 1998. The Company completed a second clean room expansion during the first quarter of fiscal 1998, which is expected to be fully equipped by April 1998.

  During fiscal 1997, net cash of $7.4 million was generated from financing activities, consisting primarily of increases in borrowings of $2.8 million and net proceeds from stock option exercises of $4.6 million.

  During fiscal 1997, the Company also increased its Malaysian borrowings to $50.2 million. All the credit facilities are callable on demand and have no termination date. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with five other banks, established by the Company's Malaysian subsidiary during fiscal 1997 are unsecured. Unused borrowings available under all the facilities was approximately $31.1 million at September 27, 1997. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. Also included in total debt is $115.0 of 7.0% Convertible Subordinated Debentures, due 2006.

  The Company has a secured, asset-based revolving line of credit of $35.0 million from CIT Group/ Business Credit, Inc. ("CIT") that has been in place since January, 1995. This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. As of September 27, 1997, there were no borrowings outstanding. The balance available under this line of credit was approximately $29.9 million at September 27, 1997 and the Company was in compliance with all financial covenants. In December, 1997, the Company extended the line of credit to January, 2001.

  The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as MR and GMR disk head products. In 1998, the Company plans approximately $170.0 million in capital expenditures, including equipment to be obtained through operating leases, primarily to continue development and production of MR technologies and products and increase overall production capacity.

  The Company's accounts receivable and inventory balances are heavily concentrated with one customer, Western Digital. Sales to Western Digital accounted for approximately 79.0% and 44.0% of the Company's sales in 1997 and 1996, respectively. The Company anticipates that Western Digital will continue to represent its largest customer during fiscal 1998. Program qualifications are under way with several other customers, that, if successful, will provide a broadened customer base. However, further consolidation of the disk drive industry may reduce the number of disk drive programs requiring the Company's products and may increase credit risks for the Company due to the concentration of its customers. See "Customers and Marketing" under Item 1.

  The Company operates in a number of foreign countries. Purchases of certain supplies and certain labor costs are paid for in foreign currencies. The Company is not currently hedging against potential foreign exchange risk. Fluctuations of foreign currency to the dollar could have a significant effect on reported cash balances. The effect of foreign currency exchange rate changes was a decrease of $0.6 million and $0.3 million in cash for fiscal 1997 and 1996, respectively.

  The Company uses software and related technologies throughout its operations that will be affected by the date change in year 2000. An internal study was completed in fiscal 1997 to determine the full scope and related costs to ensure the Company's systems meet its internal needs. The Company has begun implementation of a worldwide management information system that addresses the year 2000 issue and also provides fully integrated manufacturing and financial capabilities. The Company plans to continue implementation during fiscal 1998 and expects full conversion by the end of fiscal 1999. The cost of the implementation will not have a material impact on the results of operations in fiscal 1998.

  During fiscal 1998, the Company believes it will have sufficient cash flows from existing cash balances, operations, existing credit facilities and equipment lease financing alternatives to meet its operating and capital expenditure requirements as the Company transitions from thin film disk head production to MR disk head production. The Company continues to work with its customers to qualify on MR disk head programs. In light of the recent reduced demand from the Company's major customer for thin film products, management believes that it will be able to reduce its funding requirements for planned, but not committed, capital expenditures. Purchase commitments totaled $61.2 million at September 27, 1997. However, the Company's continued shipment and revenue growth and profitability will depend on the Company's ability to achieve "design-in" status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on MR disk head products. While the Company is in the process of completing plant capacity expansion and conversion of its existing fabs to enable manufacturing of MR write heads and is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there could be an adverse effect on the Company's operating results and liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could adversely affect the Company's future years' operations and competitive position.

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

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that the Company (a) classify items of other comprehensive income by their nature on the face of the financial statement in which comprehensive income is reported or disclosed in the notes to the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement will become effective for financial statements of the Company in fiscal 1999.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way the Company reports information about operating segments in annual financial statements and requires that the Company report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It amends Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends Financial Accounting Standards Board Statement No. 94 "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. This Statement will become effective for financial statements of the Company in fiscal 1999.

FORWARD-LOOKING INFORMATION

  When used in this annual report on Form 10-K, the words "believe", "estimate", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements speak only as of the date hereof. All of the forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company's business that could cause actual results differ materially from those projected. These factors include, but are not limited to: (i) successful transition to volume production of MR disk head products with profitable yields; (ii) the relatively limited number of customers and customer changes in short range and long range plans; iii) dependence on continued customer demand for the Company's pico form factor inductive thin film products; (iv) timely completion of capacity expansion of the Company's Goleta, California facility;
(v) competitive pricing pressures; (vi) the Company's ability to control inventory levels; (vii) domestic and international competition in the Company's product areas; (viii) risks related to international transactions; and (ix) general economic risks and uncertainties.

                         APPLIED MAGNETICS CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
FINANCIAL STATEMENTS:
Report of Independent Public Accountants.................................. F-2
Consolidated Statements of Operations for the years ended September 27,
 1997, September 28, 1996 and September 30, 1995.......................... F-3
Consolidated Balance Sheets as of September 27, 1997 and September 28,
 1996..................................................................... F-4
Consolidated Statements of Cash Flows for the years ended September 27,
 1997, September 28, 1996 and September 30, 1995.......................... F-5
Consolidated Statements of Shareholders' Investment for the years ended
 September 27, 1997, September 28, 1996 and September 30, 1995............ F-6
Notes to Consolidated Financial Statements................................ F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Applied Magnetics Corporation:

  We have audited the accompanying consolidated balance sheets of Applied Magnetics Corporation (a Delaware corporation) and subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Magnetics Corporation and subsidiaries as of September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
December 3, 1997

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE YEARS ENDED
                                     -----------------------------------------
                                     SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                         1997          1996          1995
                                     ------------- ------------- -------------
Net sales...........................   $494,839      $344,754      $292,600
Cost of sales.......................    326,990       251,503       252,684
                                       --------      --------      --------
  Gross profit......................    167,849        93,251        39,916
                                       --------      --------      --------
Research and development expenses...    (52,532)      (50,867)      (33,655)
Selling, general and administrative
 expenses...........................     (8,330)       (6,533)       (7,434)
Provision for customer bankruptcy...     (4,200)          --            --
Terminated merger costs.............     (2,906)          --            --
Interest income.....................      8,316         4,228         1,996
Interest expense....................    (12,346)       (9,056)       (4,826)
Other income, net...................      2,384         2,047         6,335
                                       --------      --------      --------
  Income before income taxes........     98,235        33,070         2,332
Provision for income taxes..........      2,119           852           584
                                       --------      --------      --------
  Net income........................   $ 96,116      $ 32,218      $  1,748
                                       ========      ========      ========
Net income per share:
  Primary...........................   $   3.88      $   1.35      $   0.08
                                       ========      ========      ========
  Fully diluted.....................   $   3.37      $   1.21      $   0.08
                                       ========      ========      ========
Weighted average number of common
 and common equivalent shares out-
 standing:
    Primary.........................     24,780        23,897        22,472
                                       ========      ========      ========
    Fully diluted...................     31,011        30,173        22,472
                                       ========      ========      ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE DATA)

                                     ASSETS

                                                            AS OF
                                                 ---------------------------
                                                 SEPTEMBER 27, SEPTEMBER 28,
                                                     1997          1996
                                                 ------------- -------------
Current assets:
 Cash and equivalents..........................    $ 162,302     $ 127,400
 Accounts receivable, less allowances of $4,942
  in 1997 and $766 in 1996.....................       52,924        43,403
 Inventories...................................       51,438        35,980
 Prepaid expenses and other....................       11,420        10,122
                                                   ---------     ---------
                                                     278,084       216,905
                                                   ---------     ---------
Property, plant and equipment, at cost:
 Land..........................................        2,556         2,556
 Buildings.....................................       92,962        72,284
 Manufacturing equipment.......................      193,217       155,696
 Other equipment and leasehold improvements....       32,433        28,268
 Construction in progress......................       50,056        30,052
                                                   ---------     ---------
                                                     371,224       288,856
 Less-accumulated depreciation and
  amortization.................................     (181,732)     (155,134)
                                                   ---------     ---------
                                                     189,492       133,722
                                                   ---------     ---------
Other assets...................................       10,412         8,823
                                                   ---------     ---------
                                                   $ 477,988     $ 359,450
                                                   =========     =========
                 LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Current portion of long-term debt.............    $     513     $   1,865
 Bank notes payable............................       50,188        45,789
 Accounts payable..............................       49,103        32,314
 Accrued payroll and benefits..................       11,287        11,001
 Other current liabilities.....................        5,829         8,054
                                                   ---------     ---------
                                                     116,920        99,023
                                                   ---------     ---------
Long-term debt, net............................      116,030       116,263
                                                   ---------     ---------
Other long-term liabilities....................        4,257         4,465
                                                   ---------     ---------
Shareholders' Investment:
 Preferred stock, $.10 par value, authorized
  5,000,000 shares, none issued and
  outstanding..................................       --            --
 Common stock, $.10 par value, authorized
  40,000,000 shares, issued 23,976,711 shares
  at September 27, 1997 and 23,283,047 shares
  at September 28, 1996........................        2,398         2,328
 Paid-in capital...............................      191,185       185,378
 Retained earnings (deficit)...................       49,303       (46,813)
                                                   ---------     ---------
                                                     242,886       140,893
Treasury stock, at cost (128,384 shares at Sep-
 tember 27, 1997 and 116,995 shares at Septem-
 ber 28, 1996).................................       (1,554)       (1,194)
Unearned restricted stock compensation.........         (551)          --
                                                   ---------     ---------
                                                     240,781       139,699
                                                   ---------     ---------
                                                   $ 477,988     $ 359,450
                                                   =========     =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                 FOR THE YEARS ENDED
                                      -----------------------------------------
                                      SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                          1997          1996          1995
                                      ------------- ------------- -------------
Cash Flows from Operating Activi-
 ties:
Net income..........................    $  96,116     $  32,218     $   1,748
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization......       38,506        28,891        27,600
 Provision for customer bankruptcy..        4,200        --            --
 Gain on sale of business and as-
  sets..............................       --            --            (6,109)
 Amortization of unearned restricted
  stock compensation, net...........          251        --               721
 Changes in assets and liabilities:
  Accounts receivable...............      (13,721)       (6,832)      (17,712)
  Inventories.......................      (15,458)       (3,253)       (3,772)
  Prepaid expenses and other........       (1,290)         (750)       (3,074)
  Accounts payable..................       16,789       (12,221)       23,168
  Accrued payroll and benefits......          396         1,705           181
  Other assets and liabilities......       (1,706)          (86)       (3,855)
                                        ---------     ---------     ---------
 Net cash flows provided by operat-
  ing activities....................      124,083        39,672        18,896
                                        ---------     ---------     ---------
Cash Flows from Investing Activi-
 ties:
Additions to property, plant and
 equipment..........................      (96,065)      (69,900)      (27,676)
Proceeds from sale of businesses and
 fixed assets, net..................       --            15,122        29,539
Notes receivable....................          106         1,803         2,048
                                        ---------     ---------     ---------
 Net cash flows provided by (used
  in) investing activities..........      (95,959)      (52,975)        3,911
                                        ---------     ---------     ---------
Cash Flows from Financing Activi-
 ties:
Proceeds from issuance of convert-
 ible subordinated debentures.......       --           115,000        --
Proceeds from issuance of debt......      239,200       144,214       160,868
Proceeds from issuance of capital
 lease obligations..................       --            --             5,142
Repayment of debt...................     (236,403)     (164,787)     (163,705)
Payment of debt issuance costs......       --            (4,274)       --
Proceeds from stock options exer-
 cised, net.........................        4,605         2,574         2,270
                                        ---------     ---------     ---------
 Net cash flows provided by financ-
  ing activities....................        7,402        92,727         4,575
                                        ---------     ---------     ---------
Effect of exchange rate changes on
 cash and equivalents...............         (624)         (260)           93
                                        ---------     ---------     ---------
Net increase in cash and equiva-
 lents..............................       34,902        79,164        27,475
Cash and equivalents at beginning of
 period.............................      127,400        48,236        20,761
                                        ---------     ---------     ---------
Cash and equivalents at end of peri-
 od.................................    $ 162,302     $ 127,400     $  48,236
                                        =========     =========     =========
Supplemental Cash Flow Data:
Interest paid.......................    $  12,346     $   8,698     $   4,827
                                        =========     =========     =========
Income taxes paid...................    $   2,239     $     541     $     494
                                        =========     =========     =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK                         TREASURY STOCK
                         -----------------                     -----------------    UNEARNED
                                                    RETAINED                       RESTRICTED
                           NUMBER          PAID-IN  EARNINGS    NUMBER               STOCK     SHAREHOLDERS'
                         OF SHARES  AMOUNT CAPITAL  (DEFICIT)  OF SHARES AMOUNT   COMPENSATION  INVESTMENT
                         ---------- ------ -------- ---------  --------- -------  ------------ -------------
Balance, September 30,
 1994................... 22,161,460 $2,216 $178,481 $(80,779)    92,509  $  (812)    $(673)      $ 98,433
 Stock options exer-
  cised.................    399,773     40    2,668    --         --       --          --           2,708
 Purchase of treasury
  stock, net............     --       --      --       --         4,094      (18)      --             (18)
 Restricted stock issu-
  ance, net.............     57,972      6       42    --         --       --          (48)         --
 Amortization of
  unearned restricted
  stock compensation,
  net...................     --       --      --       --         --       --          721            721
 Net income.............     --       --      --       1,748      --       --          --           1,748
                         ---------- ------ -------- --------    -------  -------     -----       --------
Balance, September 30,
 1995................... 22,619,205  2,262  181,191  (79,031)    96,603     (830)      --         103,592
 Stock options exer-
  cised.................    582,772     58    2,945    --         --       --          --           3,003
 Purchase of treasury
  stock, net............     --       --      --       --        20,392     (364)      --            (364)
 Litigation settlement..     81,070      8    1,242    --         --       --          --           --
 Net income.............     --       --      --      32,218      --       --          --          32,218
                         ---------- ------ -------- --------    -------  -------     -----       --------
Balance, September 28,
 1996................... 23,283,047  2,328  185,378  (46,813)   116,995   (1,194)      --         139,699
 Stock options exer-
  cised.................    668,296     67    5,008    --         --       --          --           5,075
 Purchase of treasury
  stock, net............     --       --      --       --        11,389     (360)      --            (360)
 Restricted stock issu-
  ance, net.............     25,368      3      799                                   (802)         --
 Amortization
  of unearned restricted
  stock compensation,
  net...................                               --         --       --          251            251
 Net income.............     --       --      --      96,116      --       --          --          96,116
                         ---------- ------ -------- --------    -------  -------     -----       --------
Balance, September 27,
 1997................... 23,976,711 $2,398 $191,185 $ 49,303    128,384  $(1,554)    $(551)      $240,781
                         ========== ====== ======== ========    =======  =======     =====       ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                         APPLIED MAGNETICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

  Applied Magnetics Corporation (the "Company") was incorporated in California in 1957 and was reincorporated in Delaware in 1987. The Company manufactures advanced inductive thin film ("thin film") disk head products and magnetoresistive ("MR") disk head products, in each case, primarily to supply to manufacturers of 3.5 inch hard disk drives.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles.

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Applied Magnetics Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1995 and 1996 accounts have been reclassified to conform with the 1997 presentation.

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

  FOREIGN CURRENCIES: Financial statements and transactions of subsidiaries operating in foreign countries are measured in U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The functional currency for all subsidiaries is the U.S. dollar. The effect of reporting assets and liabilities stated in foreign currency is included as a component of "Other Income, net" in the Consolidated Statements of Operations. Foreign currency gains of $2.1 million in 1997 and $0.5 million in 1996 and losses of $0.2 million in 1995 were included in operations.

  The Company operates in a number of foreign countries. The relative impact of foreign currency fluctuations on revenue is not significant as product pricing is generally based on the U.S. dollar. Purchases of certain raw materials and certain labor costs are paid for in foreign currencies. As a result, effects of currency rate fluctuations can affect results of operations. Fluctuations may also have a significant effect on reported cash balances. Malaysian debt maturities are not currently hedged, as the credit facilities are held in U.S. dollars. As a result, there is no current foreign transaction exposure associated with the Malaysian debt.

  DEPRECIATION AND AMORTIZATION POLICIES: Plant and equipment are accounted for on a historical cost basis and are depreciated or amortized over their estimated useful lives primarily using the straight-line method. Estimated useful lives are as follows:

                                                             AVERAGE USEFUL LIFE
                                                             -------------------
     Buildings..............................................      15-16 Years
     Manufacturing equipment................................        2-5 Years
     Other equipment........................................        1-5 Years
     Leasehold improvements.................................    Term of Lease

  Depreciation and amortization expense from operations amounted to $38.5 million, $28.9 million and $27.6 million in 1997, 1996 and 1995, respectively.

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  The Company follows the policy of capitalizing expenditures that materially increase asset lives. Maintenance and minor replacements are charged to operations when incurred. Maintenance and repair expenses charged to operations were $10.2 million, $9.0 million and $6.4 million in 1997, 1996 and 1995, respectively. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in results of operations.

  LONG-LIVED ASSETS: In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). In accordance with SFAS 121, long-lived assets used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  The Company uses software and related technologies throughout its operations that will be affected by the date change in year 2000. An internal study was completed in fiscal 1997 to determine the full scope and related costs to ensure the Company's systems meet its internal needs. The Company has begun implementation of a worldwide management information system that addresses the year 2000 issue and also provides fully integrated manufacturing and financial capabilities. The Company plans to continue its implementation during fiscal 1998 and expects full conversion by the end of fiscal 1999.

  CASH EQUIVALENTS: Cash equivalents consist primarily of money market instruments maturing within 90 days of inception and are carried at cost, which approximates market value. Cash equivalents were $154.1 million at September 27, 1997 and $120.9 million at September 28, 1996.

  INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead.

  The components of inventory were as follows (in thousands):

                                                    SEPTEMBER 27, SEPTEMBER 28,
                                                        1997          1996
                                                    ------------- -------------
     Purchased parts and manufacturing supplies....    $24,187       $10,957
     Work in process...............................     25,434        21,601
     Finished goods................................      1,817         3,422
                                                       -------       -------
                                                       $51,438       $35,980
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

  FAIR VALUE OF FINANCIAL INSTRUMENTS: The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

  The fair value of the Company's debt instruments at September 27, 1997 approximates its carrying value.

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE: Net income per common and common equivalent share is calculated using the treasury stock method, except in those periods where the effect of including common equivalent shares is anti-dilutive. Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the Company's stock options. Fully diluted earnings per share is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinate Debentures were converted, if dilutive, into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, if any, applicable to the Convertible Subordinate Debentures.

  RESEARCH AND DEVELOPMENT EXPENSES: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

  INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than the proposed changes in the tax law or rates. See Note 4.

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

  In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that the Company (a) classify items of other comprehensive income by their nature on the face of the financial statement in which the comprehensive income is reported or disclosed in the notes to the financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement will become effective for financial statements of the Company in fiscal 1999.

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way the Company reports information about operating segments in annual financial statements and requires that the Company report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. This Statement will become effective for financial statements of the Company in fiscal 1999.

3. SEGMENTS OF BUSINESS

  The Company operates in one market, worldwide-components for the computer peripheral industry. The Company's trade receivables are unsecured. Sales to major customers are as follows:

                                                 FOR THE YEARS ENDED
                                      -----------------------------------------
                                      SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                          1997          1996          1995
     (AS A PERCENTAGE OF SALES)       ------------- ------------- -------------
     Western Digital.................       79%           44%            9%
     NEC.............................        6%           20%            9%
     Seagate (Conner)................       --            13%           41%
     Quantum.........................        2%           10%            8%
     All Others......................       13%           13%           33%
                                           ---           ---           ---
     Total...........................      100%          100%          100%
                                           ===           ===           ===

  Export sales are made by the United States operations to the following geographic locations (in thousands):

                                                  FOR THE YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                           1997          1996          1995
                                       ------------- ------------- -------------
     Europe...........................   $    182      $    219      $    159
     Asia.............................    483,736       322,405       231,781
                                         --------      --------      --------
                                         $483,918      $322,624      $231,940
                                         ========      ========      ========

  The relative impact of foreign currency fluctuations on export sales is not significant as product pricing and settlement are generally based on the U.S. dollar.

                         APPLIED MAGNETICS CORPORATION

3. SEGMENTS OF BUSINESS (CONTINUED)

  Information regarding the Company's domestic and foreign operations is as follows (in thousands):

                                                    UNITED
                                                    STATES   FOREIGN   TOTAL
                                                   --------  -------- --------
     1997
     Net sales.................................... $486,943  $  7,896 $494,839
                                                   ========  ======== ========
     Intercompany sales........................... $317,055  $507,054 $   --
                                                   ========  ======== ========
     Operating profit............................. $ 42,974  $ 59,291 $102,265
     Interest expense, net........................                    $ (4,030)
                                                                      --------
      Income before income taxes..................                    $ 98,235
                                                                      ========
     Identifiable assets.......................... $331,373  $146,615 $477,988
                                                   ========  ======== ========
     1996
     Net sales.................................... $329,992  $ 14,762 $344,754
                                                   ========  ======== ========
     Intercompany sales........................... $207,023  $304,527 $   --
                                                   ========  ======== ========
     Operating profit............................. $  9,887  $ 28,011 $ 37,898
     Interest expense, net........................                    $ (4,828)
                                                                      --------
      Income before income taxes..................                    $ 33,070
                                                                      ========
     Identifiable assets.......................... $246,067  $113,383 $359,450
                                                   ========  ======== ========
     1995
     Net sales.................................... $271,947  $ 20,653 $292,600
                                                   ========  ======== ========
     Intercompany sales........................... $138,230  $213,620 $   --
                                                   ========  ======== ========
     Operating profit............................. $ (3,608) $  8,770 $  5,162
     Interest expense, net........................                    $ (2,830)
                                                                      --------
      Income before income taxes..................                    $  2,332
                                                                      ========
     Identifiable assets.......................... $165,064  $ 81,753 $246,817
                                                   ========  ======== ========

  A significant percentage of the Company's customers, located in the U.S., have production facilities primarily in Asia that receive the Company's products. Most of the accounts receivable balance is from one of these customers.

  Foreign operations primarily consist of manufacturing/assembly operations in the Asia-Pacific region and sales invoicing responsibility resides with U.S. operations.

  Results of operations for United States-based operations include all research and development expenditures, thereby causing an unfavorable comparison with the operating results of foreign-based operations. The U.S. based operations include substantially all of the sales of the Company to its outside customers.

                         APPLIED MAGNETICS CORPORATION

4. INCOME TAXES

  The provision for income taxes for the following fiscal years consist of (in thousands):

                                                                 1997  1996 1995
                                                                ------ ---- ----
     Federal Income Taxes
      Current.................................................. $1,290 $527 $--
      Deferred.................................................    --   --   --
     State Income Taxes
      Current..................................................    780  181   92
      Deferred.................................................    --   --   --
     Foreign income taxes......................................     49  144  492
                                                                ------ ---- ----
                                                                $2,119 $852 $584
                                                                ====== ==== ====

  Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):

                                                       1997     1996     1995
                                                     --------  -------  -------
Income tax at the United States federal income tax
 rate..............................................  $ 34,382  $11,575  $   816
State income taxes, net of federal income tax bene-
 fit...............................................       507      118       59
Foreign income taxed at lower rate.................   (19,583)  (8,485)  (2,217)
Temporary differences/net operating losses (bene-
 fited) not benefited..............................   (13,187)  (2,356)   1,926
                                                     --------  -------  -------
                                                     $  2,119  $   852  $   584
                                                     ========  =======  =======

  The provision (benefit) for deferred income taxes results from temporary differences which result from different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each at September 27, 1997 and September 28, 1996 were as follows (in thousands):

                                                               1997      1996
                                                             --------  --------
     Inventory reserves..................................... $  5,439  $  4,414
     Restructuring & other reserves.........................   10,404     7,984
     Net operating loss carryforwards.......................    3,035    23,005
     Foreign tax & general business credit carryforwards....    6,327     6,589
     Unrepatriated foreign earnings.........................   (3,500)   (4,550)
     Depreciation...........................................    2,750     1,703
     Other, net.............................................      475      (336)
                                                             --------  --------
      Subtotal..............................................   24,930    38,809
     Valuation allowance....................................  (24,930)  (38,809)
                                                             --------  --------
     Total net deferred tax asset (liability)............... $   --    $   --
                                                             ========  ========

                         APPLIED MAGNETICS CORPORATION

4. INCOME TAXES (CONTINUED)

  SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of September 27, 1997, the Company had total deferred tax liabilities of $3.5 million and deferred tax assets of $28.4 million. The Company recorded a valuation allowance in the amount of $24.9 million against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at September 27, 1997 has been provided due to the uncertainty of the amount of future domestic taxable income.

  The Company has not provided U.S. federal income taxes on unremitted foreign earnings as the Company expects to permanently reinvest such earnings in foreign jurisdictions. In addition, the Company has minimal foreign tax credits available to offset the U.S. tax impact of repatriating foreign earnings. Accordingly, if such foreign earnings were repatriated to the U.S., these earnings would generally be taxed at the U.S. statutory rates.

  The Company currently operates under a tax holiday in Malaysia. The tax holiday is effective through August 31, 1999. Currently, the Company is exploring other tax incentives available in Malaysia after its tax holiday expires. If the Company is unsuccessful in obtaining tax incentives or extending the tax holiday, the foreign earnings would be taxed at Malaysian statutory rates.

  The Company had federal net operating loss carryforwards available for tax purposes of approximately $8.7 million. To the extent not used, the net operating loss carryforward expires in varying amounts beginning in 2006.

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS

  The Company adopted stock option plans in 1988, 1992 and 1994. Incentive or nonqualified stock options may be granted under the 1992 and 1994 plans while the 1988 plan is limited to nonqualified options only. The options are issued at exercise prices equal to the fair market value of the Common Stock at the date of grant. At September 27, 1997, September 28, 1996 and September 30, 1995, there were exercisable options outstanding under the option plans to purchase an aggregate of 490,509, 307,356 and 161,889 shares of Common Stock, respectively.

  In 1994, the Company adopted a nonqualified stock option plan for non-employee directors (the "1994 Directors' Plan"). Under this plan, directors who are not employed by the Company are granted options to purchase 20,000 shares of the Company's Common Stock upon being elected to the board and, thereafter, such directors receive automatic annual grants of options to acquire 5,000 shares of Common Stock on March 1 of each year, provided the person continues to serve as a director. The options granted under the 1994 Directors' Plan are issued at exercise prices equal to the fair market value of the Common Stock at the date of grant and become exercisable on the first anniversary following the date of grant. At September 27, 1997, the Company had reserved 10,000 shares of its $.10 par value Common Stock for future issuance under this plan, options for 140,000 shares were outstanding at prices from $3.00 to $43.13 per share, of which 26,660 shares were exercisable. During fiscal 1997, no options were exercised or canceled under this plan.

  In December 1994, the Company granted 250,000 options to purchase the Company's Common Stock, at $4.125, to Grisanti, Galef and Goldress, Inc. ("GG&G"), a consulting firm hired in August 1994 to provide the Company with crisis management and turnaround assistance. The options would be exercisable if the turnaround engagement was successfully completed, which the Company determined to be so, in July 1995. The options

                         APPLIED MAGNETICS CORPORATION

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS (CONTINUED)

became exercisable in whole or part and will expire in five years from date of grant. The exercise price of the options was set at the closing price of the Common Stock on the New York Stock Exchange on the date of grant. During fiscal 1997, options for 84,286 shares were exercised.

  Stock option activity under the option plans is as follows:

                                                        OPTIONS OUTSTANDING
                                                     ---------------------------
                                                      NUMBER    WEIGHTED AVERAGE
                                                     OF SHARES   EXERCISE PRICE
                                                     ---------  ----------------
Balance October 1, 1994............................. 1,838,362       $ 6.09
 Granted............................................ 1,303,000       $ 5.07
 Exercised..........................................  (399,773)      $ 5.75
 Cancelled..........................................  (885,136)      $ 6.14
                                                     ---------
Balance September 30, 1995.......................... 1,856,453       $ 5.42
                                                     ---------
 Granted............................................ 1,059,000       $15.34
 Exercised..........................................  (582,772)      $ 5.19
 Cancelled..........................................   (62,861)      $ 5.90
                                                     ---------
Balance September 28, 1996.......................... 2,269,820       $10.09
                                                     ---------
 Granted............................................ 1,736,006       $35.26
 Exercised..........................................  (668,296)      $ 7.43
 Cancelled..........................................  (837,618)      $37.62
                                                     ---------
Balance September 27, 1997.......................... 2,499,912       $19.06
                                                     ---------

  The following table summarizes information about the Company's stock options outstanding and exercisable as of September 27, 1997:

                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-------------------------------------------------------------------- --------------------------
                                     WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
 RANGE OF                  NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
EXERCISE PRICES          OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
---------------          ----------- ---------------- -------------- ----------- --------------
$ 1.9048 - $15.2500.....  1,440,409        6.55          $10.7507      674,823      $ 7.0939
$15.5000 - $31.6250.....    916,003        8.72          $29.3841       16,246      $16.6393
$34.8750 - $43.1250.....    143,500        9.11          $36.5207         --        $   --
                          ---------        ----          --------      -------      --------
                          2,499,912        7.49          $19.0575      691,069      $ 7.3183
                          =========        ====          ========      =======      ========

  Pro forma information: In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and requires additional disclosures. The Company has elected to follow APB 25 in accounting for stock options granted. As a result, the Company generally recognizes no compensation expense associated with its various stock option plans. SFAS 123 requires disclosure of pro forma fair market value of options granted, pro forma net income and pro forma earnings per share as if the Company had accounted for its stock options granted subsequent to September 30, 1995, under the fair value method of that statement.

                         APPLIED MAGNETICS CORPORATION

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS (CONTINUED)

  The fair value of the Company's stock options granted to employees was estimated using a Black Scholes pricing model assuming no expected dividends and the following weighted-average factors:

                                                                     1997  1996
                                                                     ----  ----
     Option life (in years)......................................... 2.83  3.18
     Risk-free interest rate........................................ 6.18% 5.23%
     Stock price volatility......................................... 0.57  0.56

  The weighted-average fair value of stock options granted in 1997 and 1996 under the Company's stock option plans was $14.60 and $6.52, respectively.

  Had the Company determined compensation expense based on the fair value method as described in SFAS 123, the Company's net income and net income per share would have been reduced to the amounts indicated below:

                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                         1997          1996
                                                     ------------- -------------
     Pro forma net income (in thousands)............    $88,963       $30,115
     Pro forma net income per share:
      Primary.......................................    $  3.59       $  1.26
      Fully diluted.................................    $  3.00       $  1.00

  Pro forma net income and net income per share reflect only options granted in the years ended September 27, 1997 and September 28, 1996. Therefore, the full impact of calculating compensation expense for options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted before October 1, 1995 is not considered.

  The Company adopted a long-term incentive plan in 1989. Under the 1989 plan, the Company grants shares of Common Stock at no cost to the participants. These shares are subject to restrictions, which prohibit selling, transferring, assigning or otherwise disposing of the Common Stock. The restrictions automatically expire ten years following the date of grant, or earlier if certain performance objectives are achieved. The market value of Common Stock issued is recorded as unearned restricted stock compensation and shown as a separate component of shareholders' investment. This compensation is amortized against income over the periods in which the participants perform services. At September 27, 1997, no shares were available for future issuance under the 1989 plan and 25,368 shares remain subject to restrictions. During 1997, 25,368 shares were issued, no shares were canceled and restrictions were removed from 28,687 shares under the 1989 plan. Compensation expense recorded under the 1989 plan during 1997 and 1995 was approximately $0.3 million and $0.7 million, respectively. No compensation expense was recorded during 1996.

  The Company has authorized a class of Preferred Stock consisting of 5,000,000 shares, $.10 par value. The Board of Directors has authority to divide the Preferred Stock into series, to fix the number of shares comprising any series and to fix or alter the rights, privileges and preferences of the Preferred Stock. No shares of the Preferred Stock were outstanding at September 27, 1997 or September 28, 1996. During 1988, the Board of Directors declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record on November 4, 1988. Each Right entitles the holder to buy the economic equivalent of one share of Common Stock in the form of one one-hundredth of a share of the Preferred Stock at an exercise price of $75.00. Under certain conditions, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the Company's Common Stock or common stock equivalents having a market value of twice the Right's exercise price.

                         APPLIED MAGNETICS CORPORATION

6. NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable and long-term debt consists of the following (in thousands):

                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                         1997          1996
                                                     ------------- -------------
7.00% Convertible Subordinated Debentures, due
 March 15, 2006....................................    $115,000      $115,000
Malaysian bank credit facilities, interest rates
 from 6.65% to 6.75% as of September 27, 1997......      50,188        45,789
Mortgage payable, interest rate of 8.50% as of Sep-
 tember 27, 1997...................................          86           106
Capital leases.....................................       1,457         3,022
                                                       --------      --------
                                                        166,731       163,917
Less--Current portion, including bank credit facil-
 ities.............................................      50,701        47,654
                                                       --------      --------
                                                       $116,030      $116,263
                                                       ========      ========

  The aggregate principal payments of bank notes payable and long-term debt for the years subsequent to September 27, 1997 are: 1998--$50.7 million, 1999--$0.5 million, 2000--$0.5 million, thereafter $115.0 million.

  The Company's $115.0 million 7.0% Convertible Subordinated Debentures (the "Convertible Debentures") due in 2006 may be converted, at any time at a conversion price of $18.60 per share.

  The Company has a secured, revolving line of credit from CIT Group/Business Credit, Inc. ("CIT") that has been in place since January, 1995. This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates and is secured by trade receivables, inventories and certain other assets. As of September 27, 1997, no borrowings were outstanding. The balance available for borrowings under this line of credit was approximately $29.9 million at September 27, 1997 and the Company was in compliance with all financial covenants. In December 1997, the Company extended the line of credit to January, 2001.

  The Company's Malaysian subsidiary has a credit facility with a Malaysian bank that has been in place since June 1990, is callable on demand and has no termination date. In May 1995, the Company and the Malaysian bank amended this credit facility to include a security interest in the Company's real property holdings in Malaysia and to include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. During fiscal 1997, the Company's Malaysian subsidiary completed credit facility agreements with five additional banks in Malaysia. The borrowings under the new facilities are callable on demand, have no termination date and are unsecured. The total amount available to borrow under all the credit facilities was approximately $81.3 million of which $50.2 million was outstanding at September 27, 1997. The Company was in compliance with all financial covenants under these facilities. The interest rates outstanding on these loan facilities ranged from 6.65% to 6.75% at September 27, 1997 and had a weighted average interest of 6.70%. The Company intends to continue its practice of repaying maturities with new borrowings under these facilities.

                         APPLIED MAGNETICS CORPORATION

7. ACQUISITIONS

  During 1993, the Company sold its subsidiaries, Magnetic Data, Inc. and Brumko Magnetics, which had been accounted for as a discontinued operation in 1992, to Delta Bravo, Inc. ("DBI"). A portion of the sales consideration consisted of notes issued to the Company. DBI subsequently defaulted on several note covenants and breached related pledge agreements with the Company. On July 17, 1996, the Company, through a foreclosure procedure, acquired the common stock of DBI for a $2.5 million reduction in debt owed the Company by DBI. All DBI note balances had been fully reserved by the Company in previous years and the Company has no investment in DBI. The Company has engaged a third party consulting firm to operate and facilitate the sale of DBI. It is management's intent to complete the sale of DBI during fiscal 1998. DBI's financial position and results of operations are immaterial to the Company's consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

  A portion of the Company's facilities and equipment are leased under non-cancelable operating leases and certain equipment is leased under capitalized leases. The terms of the leases for facilities and equipment expire over the next five years with renewal options in certain instances. Future minimum lease payments under capital and operating leases as of September 27, 1997 are as follows (in thousands):

                                                                   LEASES
                                                              ------------------
                                                              CAPITAL  OPERATING
                                                              -------  ---------
     1998.................................................... $  545    $25,286
     1999....................................................    541     17,665
     2000....................................................    519     14,809
     2001....................................................    --      11,525
     Thereafter..............................................    --       6,079
                                                              ------    -------
     Total minimum payments..................................  1,605    $75,364
                                                              ======    =======
     Less imputed interest...................................   (148)
                                                              ------
     Present value of payments under capital leases..........  1,457
     Less current portion....................................   (492)
                                                              ------
     Long-term lease obligation.............................. $  965
                                                              ======

  Manufacturing and other equipment at September 27, 1997 include assets under capitalized leases of $1.5 million with related accumulated depreciation of $0.1 million.

  Purchase commitments associated with capital expenditures were $61.2 million at September 27, 1997.

  The Company entered into $1.4 million of capital leases during fiscal 1997.

  The Company's Malaysian subsidiary has a credit facility with a Malaysian bank that includes security interest in the Company's real property holdings in Malaysia, with a net book value of $20.9 million at September 27, 1997.

  Total rental expense, net of sublease rental income, for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, including items on a month-to-month basis, was approximately $23.7 million, $15.2 million and $10.2 million, respectively.

  One of the senior executives of the Company has a five year employment agreement. Any changes to the agreement require approval by the Board of Directors.

                         APPLIED MAGNETICS CORPORATION

9. BENEFIT PLANS

  The Company has a qualified retirement plan (the "401(k) Plan") under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. Profit sharing amounts are distributed as 75% in cash, except for foreign employees who receive all of their profit sharing in cash, and 25% in cash which is contributed to employees participating in the Company's 401(k) Plan. Compensation expense recorded under the cash profit sharing plan during 1997 and 1996 was approximately $4.5 million and $3.3 million, of which approximately $0.6 million and $0.5 million was contributed to participating employees' 401(k) accounts, respectively. There was no compensation expense recorded and the Company made no 401(k) contributions during fiscal 1995.

10. TERMINATED MERGER COSTS

  Terminated merger costs of $2.9 million for fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

11. PROVISION FOR CUSTOMER BANKRUPTCY

  On November 10, 1997, Singapore Technologies announced plans to shut down its subsidiary, Micropolis, one of the Company's customers. As a result, the Company recorded a provision for customer bankruptcy of $4.2 million in the fourth quarter of fiscal 1997 related to potentially uncollectible accounts receivable.

12. SUBSEQUENT EVENTS

  Subsequent to year end the Company's largest customer announced significant changes reflecting current hard disk drive oversupply in the industry's distribution channel which significantly reduces the Company's order backlog existing at September 27, 1997. In addition, the Company announced plans to take a one time pre-tax restructuring charge of approximately $8.0 million in its first quarter of fiscal year 1998 primarily in connection with a planned realignment of its offshore operations.

                         APPLIED MAGNETICS CORPORATION

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 THREE MONTHS ENDED
                                     ------------------------------------------
                                     DECEMBER 28 MARCH 29 JUNE 28  SEPTEMBER 27
                                     ----------- -------- -------- ------------
(IN THOUSANDS, EXCEPT PER SHARE
DATA)
1997
Net sales...........................  $121,627   $126,311 $124,073   $122,828
Gross profit........................    46,597     48,549   39,884     32,819
Net income..........................    31,872     31,091   21,028     12,125
Net income per share:
  Primary...........................  $   1.30   $   1.24 $   0.85   $   0.49
  Fully diluted.....................  $   1.10   $   1.06 $   0.75   $   0.46
Weighted average number of common
 and common equivalent shares
 outstanding:
  Primary...........................    24,532     24,992   24,723     24,872
  Fully diluted.....................    30,861     31,178   30,904     31,100
                                                 THREE MONTHS ENDED
                                     ------------------------------------------
                                     DECEMBER 30 MARCH 30 JUNE 29  SEPTEMBER 28
                                     ----------- -------- -------- ------------
(IN THOUSANDS, EXCEPT PER SHARE
DATA)
1996
Net sales...........................  $ 94,709   $ 86,706 $ 74,037   $ 89,302
Gross profit........................    23,514     25,297   17,882     26,558
Net income..........................     9,028      8,696    2,350     12,144
Net income per share:
  Primary...........................  $   0.38   $   0.36 $   0.10   $   0.51
  Fully diluted.....................  $   0.38   $   0.36 $   0.15   $   0.47
Weighted average number of common
 and common equivalent shares
 outstanding:
  Primary...........................    23,774     23,894   24,039     23,882
  Fully diluted.....................    23,774     24,845   30,215     30,345

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

  Pursuant to Paragraph G(3) of the General Instructions to Form 10-K portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting of Stockholders ("the Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following documents are filed as part of this Report:
      Financial Statements--See Index to Consolidated Financial Statements as
      Item 8 on F-1 of this Report.

   (2)Supplemental Schedule:
      Report of Arthur Andersen LLP
      Schedule II Valuation and Qualifying Accounts

  All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

   (3)Exhibits:

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
     3   Certificate of Incorporation and Bylaws (1) Amended and Restated
         Bylaws (2) Amendment to Bylaws dated June 14, 1989 (3) Certificate of
         Incorporation (as amended) (4)
     4   Instruments defining the rights of securities holders including indentures Rights Agreement, dated as of October 19, 1988, between
         Applied Magnetics Corporation and First Interstate Bank of California,
         as Rights Agent (2)
    10   (a)Applied Magnetics Corporation 1982 Long-Term Incentive Plan (5)
         (b)Applied Magnetics Corporation 1986 Long-Term Incentive Plan (6)
         (c)Applied Magnetics Corporation 1988 Stock Option Plan (7)
         (d)Applied Magnetics Corporation 1989 Long-Term Incentive Plan (8)
         (e)License and Technology Development Agreement dated as of September
              25, 1992, Between Applied Magnetics Corporation and Hitachi
              Metals, Ltd. (9)
         (f)Applied Magnetics Corporation 1992 Stock Option Plan (9)
         (g)Financing Agreement dated January 11, 1995 between the Company and
              CIT Group/Business Credit, Inc. (14)
         (h)Letter Agreement between Registrant and Hitachi Metals, Ltd. Dated
              May 30, 1995 extending maturity date of Letter of Credit to April
              12, 1996 (16)
         (i)Purchase Agreement between the Company and Delta Bravo, Inc., for the purchase of capital stock of Magnetic Data, Inc., a Delaware
              Corporation and Brumko Magnetic Corp., a Nebraska Corporation
              (10)
         (j)Cross License and Joint Research and Development Agreement
              effective as of November 5, 1993, between the Company and
              Hutchinson Technology Incorporated (11)
         (k)Applied Magnetics Corporation 1994 Employee Stock Option Plan (12)
         (l)Applied Magnetics Corporation 1994 Nonemployee Director's Stock
              Option Plan (12)
         (m)Letter Agreement dated as of November 14, 1994, between the Company and the CIT Group/Business Credit, Inc. (13)
         (n)Stock Purchase Agreement by and among the Company, Seagate
              Technology, Inc. and Applied Tape Technology, Inc. (13)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
         (o)Letter Agreement dated August 1, 1994, between the Company and
              Grisanti, Galef & Goldress, Inc. (13)
         (p)Offer letter dated April 19, 1995 between Maybank Banking Berhad and Applied Magnetics (M) Sdn Bhd. for extension of Credit
              Facility (16)
         (q)Corporate Guarantee of the Registrant dated June 8, 1995 in favor of Maybank Banking Berhad (16)
         (r)Employment Agreement between Craig D Crisman and the Company dated
              August 1, 1995 (17)
         (s)1995 Key Management Incentive Bonus Plan dated March 16, 1995 (17)
         (t)Worldwide Cash Profit Sharing Plan (18)
         (u)Form of Indemnification Agreement (19)
         (v)Form of Agreement (relating to termination benefits to key employees) (19)
         (w)Offer Letter dated July 18, 1996 between Arab-Malaysian Bank Berhad and Applied Magnetics (M) Sdn Bhd for credit facility (20)
         (x)General Agreement between Arab-Malaysian Bank Berhad and Applied
              Magnetics (M) Sdn Bhd for credit facility (20)
         (y)Corporate Guarantee of the Registrant dated August 14, 1996 in favor of Arab-Malaysian Bank Berhad (20)
         (z)Offer Letters dated August 6, 1996 and September 26, 1996 between
              BHL Bank and Applied Magnetics (M) Sdn Bhd for credit facility
              (20)
         (aa)Corporate Guarantee of the Registrant dated August 13, 1996 in favor if BHL Bank (20)
         (bb)Offer letter dated February 26, 1997 between United Overseas Bank
              (Malaysia) Bhd and Applied Magnetics (M) Sdn Bhd for credit facility (21)
         (cc)Corporate Guarantee of the Registrant dated March 11, 1997 in favor of United Overseeas Bank (Malaysia) Bhd (21)
         (dd)Offer letter dated October 23, 1996 between Bank Utama (Malaysia)
              Berhad and Applied Magnetics (M) Sdn Bhd for credit facility (21)
         (ee)Corporate Guarantee of the Registrant dated April 15, 1997 in favor of Bank Utama (Malaysia) Berhad (21)
         (ff)Offer letter dated December 10, 1996 between DCB Bank Berhad and
              Applied Magnetics (M) Sdn Bhd for credit facility (21)
         (gg)Corporate Guarantee of the Registrant dated February 26, 1997 in favor of DCB Bank Berhad (21)
         (hh)Employment Agreement Amendment No. 1 with Craig D. Crisman and the
              Company dated February 7, 1997 (21)
         (ii)Applied Magnetics Corporation 1989 Long-Term Incentive Plan
              Amendment dated May 9, 1997
    11   Statement re computation of per share earnings.
    13   Annual Report to Shareholders. Integrated with Form 10-K
    21   Subsidiaries of the registrant. Incorporated by reference to Form 10-K dated December 29, 1994
    22   Published report regarding matters submitted to vote of security holders. None

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
    23   Consent of experts and counsel. Consent of Arthur Andersen LLP dated
         December 3, 1997.
    24   Power of Attorney. None
    27   Financial Data Schedule
    28   Information from reports furnished to state insurance regulatory authorities. None
    (1)  Filed an exhibit to the Company's Registration Statement on Form S-3
         (Registration No. 33-13653) filed on April 21, 1987, and incorporated herein by reference
    (2)  Filed as an exhibit to the Company's Current Report on Form 8-K dated
         October 19, 1988, and incorporated herein reference
    (3)  Filed as an exhibit to the Corporation's Annual Report on Form 10-K dated December 21, 1989 and incorporated hereby reference
    (4)  Filed as an exhibit to the Corporation's Quarterly Report on Form 10-Q dated May 4, 1989 and incorporated herein by reference
    (5)  Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on January 27, 1983, and incorporated herein by reference
    (6)  Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on December 23, 1985, and incorporated herein by reference
    (7)  Filed as an exhibit to the Company's definitive Proxy statement filed pursuant to Regulation 14A on January 7, 1988, and incorporated herein by reference
    (8)  Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on December 30, 1988 and incorporated herein by reference
    (9)  Filed as an exhibit to the Company's Annual Report on Form 10-K dated
         December 22, 1992, as amended by Form 8, filed February 12, 1993 and incorporated herein by reference
   (10)  Filed as an exhibit to the Company's Report on Form 10-Q dated May 14,
         1993 and incorporated herein by reference
   (11)  Filed as an exhibit to the Company's Current Report on Form 8-K dated
         December 2, 1993 and incorporated herein by reference
   (12)  Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q
         dated March 31, 1994, and incorporated herein by reference
   (13)  Filed as an exhibit to the Company's Annual Report on Form 10-K dated
         December 29, 1994
   (14)  Filed as an exhibit to the Company's Current Report on Form 8-K dated
         January 16, 1995 and incorporated by reference
   (15)  Filed as an exhibit to the Company's Report on Form 10-Q dated May 15,
         1995 and incorporated herein by reference
   (16)  Filed as an exhibit to the Company's Report on Form 10-Q dated August
         15, 1995 and incorporated herein by reference
   (17)  Filed as an exhibit to the Company's Annual Report on Form 10-K dated
         December 21, 1995, as amended by Form 10K/A, dated June 11, 1996 and incorporated herein by reference
   (18)  Filed as an exhibit to the Company's Report on Form 10Q/A dated March
         4, 1996 and incorporated herein by reference

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
   (19)  Filed as an exhibit to the Company's Annual Report on Form 10-K dated
         December 20, 1996
   (20)  Filed as an exhibit to the Company's Report on Form 10-Q dated
         February 11, 1997 and incorporated herein by reference
   (21)  Filed as an exhibit to the Company's Report on Form 10-Q dated August
         8, 1997 and incorporated herein by reference

  (b) Reports on Form-8K. Reports on 8-K dated February 24, 1997 and March 17, 1997 were filed by the Company with respect to the initiation of a proposed business combination with Read-Rite Corporation and subsequent termination, thereof, respectively.

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

                                          Applied Magnetics Corporation

Date: December 19, 1997                          /s/ Craig D. Crisman
                                          By: _________________________________
                                                    Craig D. Crisman
                                             Chairman of the Board and Chief
                                              Executive Officer (Principal
                                                   Financial Officer)

                                                 /s/ Peter T. Altavilla
Date: December 19, 1997                   By: _________________________________
                                                   Peter T. Altavilla
                                             Corporate Controller (Principal
                                                   Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   /s/ Craig D. Crisman              Chairman of the Board and     December 19, 1997
____________________________________  Chief Executive Officer
   Craig D. Crisman


   /s/ Harold R. Frank               Director and Chairman         December 19, 1997
____________________________________  Emeritus
   Harold R. Frank


   /s/ R. C. Mercure, Jr.            Director                      December 19, 1997
____________________________________
   R. C. Mercure, Jr.


   /s/ Herbert M. Dwight, Jr.        Director                      December 19, 1997
____________________________________
   Herbert M. Dwight, Jr.


   /s/ Jerry E. Goldress             Director                      December 19, 1997
____________________________________
   Jerry E. Goldress

          APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES             SCHEDULE II
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (in thousands)

                                                                                                   Balance
                                         Balance at                                                 at End
                                         Beginning                                                    of
Classification                           of Period    Additions (C)  Deductions (B)   Other (A)(B)  Period
--------------                           ---------    ------------   -------------    -----------   ------
Year Ended September 30, 1995
Allowance for doubtful collection:
   Accounts Receivable                    $ 3,629         $   --       $   268       $ (3,245)      $   652
   Notes Receivable                        13,185          1,229            --          6,045        20,459


Year Ended September 28, 1996
Allowance for doubtful collection:
   Accounts Receivable                    $   652         $   --       $    --       $    114       $   766
   Notes Receivable                        20,459             --        (2,874)       (17,585)           --


Year Ended September 27, 1997
Allowance for doubtful collection:
   Accounts Receivable                    $   766         $4,200       $   (35)      $     11       $ 4,942

(A) In 1996 and 1997, the accounts receivable allowance amount represents recoveries of accounts previously written off.

    In 1996, the notes receivable allowance for doubtful collection represents the potential uncollectability of notes from Delta Bravo, Inc. ("DBI").

    In 1995 the Company determined that its allowance for doubtful trade receivables was in excess of the amount needed and it transferred this excess to its allowance for notes receivable where it was required. Also, in 1995 the Company applied $2.8 million of excess 1993 restructure reserves to its allowance for notes receivable where it was required.

(B) In previous years, the Company fully reserved all DBI note balances. In July 1996, the Company, acquired 100% of DBI (see Note 7). As such the related note receivable reserve was eliminated in consolidation.

(C) On November 10, 1997, Singapore Technologies announced plans to shut down its subsidiary, Micropolis (S) Pte Ltd., one of the Company's customers. As a result, the Company recorded a provision for customer bankruptcy of $4.2 million in the fourth quarter of fiscal 1997 related to potentially uncollectible accounts receivable.