Form 10-Q
period 1997-12-27
APPLIED MAGNETICS CORP
filed 1998-02-10
CIK 6948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended December 27, 1997

(   )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from _______ to _______

                            Commission File No.1-6635

                          APPLIED MAGNETICS CORPORATION
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ..X..  No.....

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 24,071,411, $.10 par value common stock as of February 9, 1998.




                            Exhibit Index on page 17

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997.

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                     For the three months ended
                                                     December 27,  December 28,
                                                         1997          1996
                                                     ------------  ------------
Net sales                                             $  74,412     $ 121,627
Cost of sales                                            81,490        75,030
                                                      ---------     ---------
  Gross profit (loss)                                    (7,078)       46,597
                                                      ---------     ---------

Research and development expenses                        23,309        11,148
Selling, general and administrative expenses              1,785         2,044
Restructuring charge                                      8,400          --
                                                      ---------     ---------

Total operating expenses                                 33,494        13,192
                                                      ---------     ---------

Income (Loss) from operations                           (40,572)       33,405

Interest income                                           2,261         1,862
Interest expense                                         (3,033)       (3,151)
Other income, net                                         1,625           279
                                                      ---------     ---------

Income (Loss) before taxes                              (39,719)       32,395
Provision for income taxes                                   30           523
                                                      ---------     ---------

Net income (loss)                                     $ (39,749)    $  31,872
                                                      =========     =========

Net income (loss) per share:

Earnings per common share                             $   (1.67)    $    1.37
                                                      =========     =========
Earnings per common share-assuming dilution           $   (1.67)    $    1.10
                                                      =========     =========

Weighted average number of common and common equivalent shares outstanding:

Common shares                                            23,858        23,267
                                                      =========     =========
Common shares-assuming dilution                          23,858        30,861
                                                      =========     =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                                     ASSETS
                                                     December 27,  September 27,
                                                         1997          1997
                                                     ------------  -------------
Current Assets:
  Cash and equivalents                                 $ 130,767     $ 162,302
  Accounts receivable, net                                31,729        52,924
  Inventories                                             46,949        51,438
  Prepaid expenses and other                              12,690        11,420
                                                       ---------     ---------
                                                         222,135       278,084
                                                       ---------     ---------
Property, plant and equipment, at cost                   390,595       371,224
Less-accumulated depreciation                           (182,545)     (181,732)
                                                       ---------     ---------
                                                         208,050       189,492
                                                       ---------     ---------
Other assets                                              11,857        10,412
                                                       ---------     ---------
                                                       $ 442,042     $ 477,988
                                                       =========     =========
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                    $     495     $     513
  Bank notes payable                                      50,080        50,188
  Accounts payable                                        46,017        49,103
  Accrued payroll and benefits                             9,118        11,287
  Other current liabilities                               16,501         5,829
                                                       ---------     ---------
                                                         122,211       116,920
                                                       ---------     ---------
Long-term debt, net                                      115,808       116,030
                                                       ---------     ---------
Other liabilities                                          2,724         4,257
                                                       ---------     ---------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
    5,000,000 shares, none issued and outstanding           --            --
  Common stock, $.10 par value, authorized 40,000,000
    shares, issued 23,991,739 shares at December 27,
    1997 and 23,976,711 shares at September 27, 1997       2,399         2,398
  Paid-in capital                                        191,301       191,185
  Retained earnings                                        9,554        49,303
                                                       ---------     ---------
                                                         203,254       242,886
  Treasury stock, at cost (128,384 shares at
    December 27, 1997 and September 27, 1997)             (1,554)       (1,554)
  Unearned restricted stock compensation                    (401)         (551)
                                                       ---------     ---------
                                                         201,299       240,781
                                                       ---------     ---------
                                                       $ 442,042     $ 477,988
                                                       =========     =========
The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                     For the three months ended
                                                     December 27,  December 28,
                                                         1997          1996
                                                     ------------  ------------
Cash Flows from Operating Activities:
  Net income (loss)                                    $ (39,749)    $  31,872
  Adjustments to derive cash flows:
    Depreciation and amortization                         11,770         8,574
    Restructuring charge                                   8,400          --
    Amortization of unearned restricted stock
      compensation, net                                      150          --
    Changes in assets and liabilities
        Accounts receivable                               21,195          (184)
        Inventories                                        4,489        (1,537)
        Prepaid expenses and other                        (1,269)          845
        Accounts payable                                  (3,086)        6,370
        Accrued payroll and benefits                      (2,169)          418
        Other assets and liabilities                         454           523
                                                       ---------     ---------
    Net cash flows provided by operating activities          185        46,881
                                                       ---------     ---------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment             (30,735)      (17,682)
  Notes receivable                                            26            31
                                                       ---------     ---------
    Net cash flows used in investing activities          (30,709)      (17,651)
                                                       ---------     ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt                          62,230        46,039
  Repayment of debt                                      (62,578)      (46,508)
  Proceeds from stock options exercised, net                 117           785
                                                       ---------     ---------
    Net cash flows provided (used) by financing
      activities                                            (231)          316
                                                       ---------     ---------
Effect of Exchange Rate Changes on Cash and
  Equivalents                                               (780)           28
                                                       ---------     ---------

Net Increase (Decrease) in Cash and Equivalents          (31,535)       29,574
                                                       ---------     ---------
Cash and Equivalents at Beginning of Period              162,302       127,400
                                                       ---------     ---------
Cash and Equivalents at End of Period                  $ 130,767     $ 156,974
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

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited


Note A: Inventories
-------------------
      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                               December 27,    September 27,
                                   1997            1997
                               ------------    -------------
Purchased parts and
  manufacturing supplies         $17,931         $24,187
Work in progress                  20,397          25,434
Finished goods                     8,621           1,817
                                 -------         -------
                                 $46,949         $51,438
                                 =======         =======

Note B: Restructure Charge
--------------------------
      During the first quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of approximately $8.4 million primarily in connection with the planned shut down of its production facility in Ireland and write down of certain tooling and equipment.

Note C: Income (Loss) Per Share Computation
-------------------------------------------
      Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income (loss) per share ("EPS") with the presentation of basic EPS. Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Income (loss) per common share - assuming dilution is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's 7.0% Convertible Subordinated Debentures due March 15, 2006 (the "Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 23,857,600 used in the calculation of basic and fully diluted loss per common share at December 27, 1997. Prior year EPS has been conformed to current year presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      During fiscal 1997, the Company experienced continued revenue growth and profitability compared to fiscal 1996 due to strong customer demand for the Company's inductive thin film products.

      In December 1997, (during the first quarter of fiscal 1998), the Company experienced a significant decrease in shipments to Western Digital Corporation ("Western Digital"), its largest customer. Western Digital had sharply reduced its production schedules as a reaction to the recent hard disk drive oversupply in the industry's distribution channel. As a result, the Company experienced significant cancellations, production reschedules and price reductions during the first quarter of fiscal 1998. Due to continued hard disk drive market oversupply, the Company expects that revenues for the second quarter of fiscal 1998 will remain flat compared to the first quarter of fiscal 1998.

      In response to reductions in production schedules, the Company has taken several measures to reduce expenditures, including capital spending, in order to realign costs to the current level of business. In addition, the Company planned the shutdown of its manufacturing facility in Ireland in order to consolidate foreign manufacturing operations. A pretax restructuring charge of $8.4 million was recorded in the first quarter of fiscal 1998, primarily relating to the costs associated with the shut down of the Ireland facility. Included in the charge is the write-down of certain tooling and equipment.

      The Company experienced significantly lower MR revenue during the first quarter of fiscal 1998 as two MR programs reached end of life earlier than expected. The current oversupply in the disk drive industry and customers' decisions to shift focus to other disk drive product lines contributed to accelerated termination of the programs. Also, qualifications on additional MR programs did not occur as expected during the first quarter of fiscal 1998. The Company is currently working on program qualifications for production in the third fiscal quarter of 1998. Sales revenue for the third quarter of fiscal 1998 and beyond will be heavily dependent on the successful qualification and production ramp of new MR programs. Operating and financial results for fiscal 1998 will continue to be impacted as the Company works toward qualification status on new MR programs. Implementation of timely production ramps and improvement of process and production yields on its new programs are critical to the Company's future profitability. As a result, the third quarter of fiscal 1998 projected revenue may be significantly lower than either the first or second quarter of fiscal 1998 revenue as the Company transitions to MR technology products, while inductive thin film products reach end of life.

Three Months Ended December 27, 1997
------------------------------------

NET SALES. Net sales of $74.4 million in the first quarter of fiscal 1998 decreased 38.8% from net sales of $121.6 million in the first quarter of fiscal 1997, primarily due to significantly lower sales volumes to Western Digital, pricing declines and lower production yields on the Company's inductive thin film products. MR net sales were $1.8 million in the first quarter of fiscal 1998 compared to $7.1 million for the same period in the prior year.

GROSS PROFIT. As a percentage of net sales, gross profit was a negative 9.5% for the first quarter of fiscal 1998 compared to 38.3% for the first quarter of fiscal 1997. The decrease in gross profit in the first quarter of fiscal 1998 as compared to the same quarter in the prior fiscal year was due to the reasons discussed under "Net Sales".

RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of net sales were 31.3% and 9.2% for the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. Expenses in dollars during the first quarter of fiscal 1998 were $23.3 million compared to $11.1 million the first quarter of fiscal 1997. The significant increase as a percent of net sales was due to significantly lower revenue as well as an increase in absolute dollars due to the Company's acceleration of MR technology development and program qualification efforts as a result of earlier than expected end of life for its existing inductive thin film products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales were 2.4% and 1.7% for the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. Expenses in dollars for the first quarter of fiscal 1998 decreased $0.3 million from the first quarter of fiscal 1997. The increase as a percent of sales was due to lower revenues.

RESTRUCTURING CHARGE. During the first quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of approximately $8.4 million primarily in connection with the planned shut down of its production facility in Ireland and the write-down of certain tooling and equipment.

INTEREST INCOME AND EXPENSE. Interest income in the first quarter of fiscal 1998 increased $0.4 million compared the first quarter of fiscal 1997 due to higher average cash balances. Interest expense in the first quarter of fiscal 1998 decreased $0.1 million compared to the first quarter of fiscal 1997, while average debt outstanding was approximately $3.0 million higher, due to lower average interest rates.

OTHER INCOME AND EXPENSE. Other income, net, was $1.6 million and $0.3 million for the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. Other income in the first quarter of fiscal 1998 primarily included foreign currency gains. Other income in the first quarter of fiscal 1997 included $0.1 million in foreign currency gains and $0.2 million in gains on sale of excess assets.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the three months ended December 27, 1997, primarily related to state minimum taxes and foreign taxes.

Liquidity and Capital Resources
-------------------------------
      At December 27, 1997, the Company's cash and equivalents decreased to $130.8 million from $162.3 million at September 27, 1997. During the first quarter of fiscal 1998, the Company generated $0.2 million from operating activities, comprised primarily of the net effect of the following: i) $39.7 million of net loss which included $11.8 million of depreciation and amortization expense; ii) decrease in accounts receivable of $21.2 million; iii) decrease in inventories of $4.5 million and iv) decrease in the accounts payable balance of $3.1 million.

      At December 27, 1997, total debt, including notes payable, amounted to $166.4 million, a decrease of $0.3 million from the balance outstanding at September 27, 1997. Total debt included $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006. Also included in total debt at December 27, 1997, was $50.1 million in Malaysian borrowings. All the credit facilities are callable on demand and have no termination date. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with five other banks, established by the Company's Malaysian subsidiary during fiscal 1997 are unsecured. Unused borrowings available under all these facilities were approximately $16.4 million at December 27, 1997. While the Company has no reason to believe the loan facilities will be called, there can be no assurance that the banks will continue to make this credit available. Should any or all significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources.

      The Company has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. that has been in place since January 1995. As of December 27, 1997, there were no borrowings outstanding and the balance available under this line of credit was approximately $25.7 million.

      In response to reductions in production schedules during the first quarter of fiscal 1998, the Company reduced its capital spending plan, in order to realign capacity requirements to the current level of business. For fiscal 1998, the Company has reduced its capital plan from approximately $170.0 million to $100.0 million, which includes equipment to be obtained through operating leases. The capital plan is primarily related to continued development and production of MR technologies and products, increase of overall production capacity and product development of Giant MR ("GMR") technology. Capital expenditures for the three months ended December 27,1997 were $30.7 million. In addition, the Company leased $14.4 million of production equipment through operating leases. Purchase commitments totalled approximately $28.0 million at December 27, 1997.

      During fiscal 1998, the Company believes that it will have sufficient cash flows from existing cash balances, existing credit facilities and equipment lease financing alternatives to meet its operating and capital expenditure requirements as the Company transitions from inductive thin film disk head production to MR disk head production. The Company's shipment and revenue growth and profitability will depend on the Company's ability to achieve a qualified status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on its MR products. While the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there could be a material adverse effect on the Company's operating results and liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development or working capital expenditures. Such curtailment could materially adversely affect the Company's future years' operations and competitive position.

Certain Additional Business Factors
-----------------------------------

TECHNOLOGY TRANSITIONS
      The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion. The Company estimates that the industry product life cycle is currently running as short as 9 to 12 months. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify as a supplier for disk drive manufacturers' programs. During fiscal 1996 and continuing through fiscal 1997, the Company experienced increased customer demand and significant revenue growth and profitability. This success was due primarily to continued timely production ramps on a number of inductive thin film programs and continued successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. During fiscal 1998, the Company faces another technology transition from inductive thin film to MR disk head technology. There can be no assurance that the Company will continue to qualify for disk head manufacturing programs or that it will not experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance.

FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS
      The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled and customer-specific materials are ordered on the basis of such purchase orders. As customer programs mature, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company, on occasion, and as recently as the first quarter of fiscal 1998, experienced cancellations and rescheduling of orders and reductions in quantities ordered as customer requirements changed. Cancellation, rescheduling and reductions of orders resulted in underutilization of production capacity and write-down of certain tooling and equipment which had a material adverse effect on the Company's first quarter 1998 results. The Company's operating results have in the past been and likely will in the future be adversely affected during periods when production capacity is underutilized.

DEPENDENCE ON CYCLICAL HARD DISK DRIVE INDUSTRY
      Multimedia personal computers and high-end computer applications such as network servers (Internet and intranet), workstations and mainframes are driving the demand for greater storage capacity and performance. In addition, the market growth of laptop, notebook and sub-notebook computers has increased the demand for smaller form factor disk drives. As a result, the Company experienced significant customer demand for its advanced inductive thin film products during fiscal 1997. However, due to continued industry trends towards even greater storage capacity and performance, customer demand began to shift from inductive thin film product technology to MR technology. By the end of fiscal 1997, some of the Company's customers had discontinued development of new products based on inductive thin film disk head technology. MR disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than inductive thin film disk heads, now represent the fastest growing segment of the recording head industry. The Company believes that demand for inductive thin film disk heads peaked during fiscal 1997. Fiscal 1998 is a year of significant technology transition, as the Company's product mix evolves from predominantly inductive thin film to MR technology by the fourth quarter of fiscal 1998.

      In recent years, the disk drive industry has experienced significant growth and the Company has expanded its capacity during the last two fiscal years to meet that growth. However, the disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. The disk drive industry recently entered into an oversupply condition and, as a result, head suppliers including the Company, are experiencing competitive pricing pressures for their inductive thin film and MR heads. A continued decline in demand for hard disk drives may have a material adverse effect on the Company's future operating results.

SIGNIFICANT CAPITAL NEEDS
      The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as MR and GMR. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. Capital expenditures for the three months ended December 27, 1997 were $30.7 million. In addition, the Company leased $14.4 million of production equipment through operating leases during the same period. During fiscal 1998, the Company plans to spend approximately $100.0 million on capital expenditures. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, existing credit facilities and equipment lease financing arrangements. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could materially adversely affect the Company's future operating results.

SHORT-TERM BORROWINGS
      At December 27, 1997, the Company had outstanding approximately $50.1 million of short-term borrowings in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The loan facilities are used for manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

CUSTOMERS
      The disk head industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers and systems companies. The Company experienced a significant shift in its customer base during fiscal 1997. The Company has one customer, Western Digital, whose revenues accounted for 79% of the Company's net sales in fiscal 1997. The Company's ability to obtain new orders from customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of successful deployment of new technologies by their competitors or various other factors. A significant reduction in orders, the loss of a major customer or the inability to increase the customer base, which could occur for any variety of reasons, could have a material adverse effect on the Company's operating results.

      The Company believes that disk drive customers and systems companies that are not vertically integrated represent significant opportunities for sale of the Company's disk head products for competitive and other reasons. Moreover, the Company believes that certain vertically integrated companies will continue to rely on independent suppliers of disk heads as alternative sources of supply, or in some cases, as primary sources of supply for individual disk drive programs.

COMPETITION
      The Company competes with other independent recording head suppliers, as well as disk drive companies and systems companies that produce magnetic recording heads used in their own products. Fujitsu Ltd., Hitachi Ltd., IBM, Quantum/MKE and Seagate produce some or all inductive thin film, MR, and/or GMR heads for their own use. All these companies have significantly greater financial, technical and marketing resources than the Company. IBM also makes its recording head products available in the original equipment manufacturers ("OEM") market to competing drive manufacturers, in direct competition with the Company.

      Read-Rite Corporation ("Read-Rite") has had substantially greater sales of inductive thin film and MR disk head products than the Company and has been the largest competitor among independent inductive thin film and MR disk head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI") have a joint venture in Japan to make inductive thin film and/or MR wafers.

      Currently, several large Japanese companies, each with considerably more resources than the Company, compete in the independent head market and have had considerable success in gaining market share. Alps Electric Corporation, Ltd., TDK Corporation (and its SAE Magnetics, Ltd. subsidiary) and Yamaha Corporation continue to aggressively develop and market recording heads.

FURTHER CONSOLIDATION OF THE DISK DRIVE INDUSTRY
      The disk drive industry continues to experience significant consolidation. Certain disk drive and systems companies, such as Quantum, have acquired or merged with magnetic disk head companies in an effort to produce magnetic disk heads for their own use. In fiscal 1997, Quantum announced the sale of a majority interest in its recording head group to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), Quantum's contract manufacturing partner for disk drives. The resulting venture, MKE-Quantum Components ("MKQC"), in which Quantum retains 49% interest, supplies recording heads to MKE for use in Quantum disk drives. Revenue from Quantum during fiscal 1997 was less than 2% of total revenues. The Company does not expect a material impact to its future revenue. Seagate, a major manufacturer of both disk drives and recording heads, and Conner Peripherals, Incorporated, ("Conner"), completed the merger of their companies in fiscal 1996. Conner was the Company's largest customer in fiscal 1995. Revenues from Conner declined materially during fiscal 1996. There can be no assurance that disk drive and systems companies will not continue to vertically integrate and acquire the ability to produce disk heads for their own use.

      In fiscal 1997, NEC announced plans to discontinue internally developed NEC drives and engage in a contract manufacturing relationship with IBM. Revenue from NEC during fiscal 1997 was less than 10% of total revenues. The Company expects that revenue from NEC will decline materially. During the first quarter of fiscal 1998, Singapore Technologies announced plans to shut down its disk drive subsidiary, Micropolis, due to unfavorable financial and market conditions. At the time of the shutdown, the Company had no active production programs with Micropolis.

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

DEPENDENCE ON FOREIGN OPERATIONS
      The Company conducts substantially all of its production, assembly and test operations in its facilities in Korea, Malaysia and the People's Republic of China ("PRC"). In addition, the Company has contractual relationships with unaffiliated parties who conduct manufacturing and assembly operations for the Company in Malaysia, the Philippines and the PRC. The Company's operations in Korea have, from time to time in recent years, been affected by labor disruptions and slow downs. The Company's production facility in Malaysia faced potential labor shortages during fiscal 1996 and may face potential labor shortages in the future, as other disk drive and component manufacturers expand their production facilities in Malaysia. In addition to risks of labor disruption, civil unrest and political instability, the Company's foreign operations subject it to delays in obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, trade restrictions and transportation problems.

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

MANAGEMENT OF GROWTH
      During the past two fiscal years, the Company experienced significant growth. In order to maintain and improve operating results during periods of rapid expansion, the Company's management will be required to manage growth and related expansion effectively. Future expansion may become more difficult to manage geographically dispersed operations. The Company's failure to effectively manage growth could have a material adverse effect on its future operating results.

VOLATILITY OF STOCK PRICE
      The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $17.38 to $60.50 per share during fiscal 1997 and ranging from $11.13 to $33.25 during the first quarter of fiscal 1998. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

Forward-Looking Information
---------------------------
      When used in Management's Discussion and Analysis, the words "believe", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements speak only as of the date hereof. All of the forward looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company's business that could cause actual results to differ materially from those projected. These factors include, but are not limited to: (i) successful transition to volume production of MR disk head products with profitable yields; (ii) the relatively limited number of customers and customer changes in short range and long range plans;
(iii) dependence on continued customer demand for the Company's inductive thin film products; (iv) competitive pricing pressures; (v) the Company's ability to control inventory levels; (vi) domestic and international competition in the Company's product areas; (vii) risks related to international transactions; and
(viii) general economic risks and uncertainties.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a) Exhibits

         Exhibit
          Number      Description
         -------      -----------

          10(a) Amendment dated December 15, 1997 to Financing Agreement of November 14, 1994 between the Company and the CIT Group/Business Credit, Inc.

          11          Statement re computation of per share information.

          27          Financial Data Schedule

       (b) Reports on Form 8-K. None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               APPLIED MAGNETICS CORPORATION



Dated: February 10, 1998       /s/Craig D. Crisman
                               ------------------------------------
                               Craig D. Crisman
                               Chairman of the Board and Chief Executive Officer
                               (Principal Financial Officer)


Dated: February 10, 1998       /s/Peter T. Altavilla
                               ------------------------------------
                               Peter T. Altavilla
                               Corporate Controller
                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                    Sequentially
 Exhibit                                                              Numbered
   No.                Description                                       Page
--------------------------------------------------------------------------------

  10(a)       Amendment dated December 15, 1997 to Financing
              Agreement of November 14, 1994 between the Company
              and the CIT Group/Business Credit, Inc.                     18

  11          Statement re computation of per share information.          23

  27          Financial Data Schedule                                     24

                                                                 EXHIBIT 10

The CIT Group/
Business Credit, Inc.
3rd Floor
300 South Grand Avenue
Los Angeles, CA 90071
Tel: 213 613-2575
Fax: 213 613-2588

December 15, 1997

Applied Magnetics Corporation
75 Robin Hill Road
Goleta, CA 93117

Dear Sirs:

We refer to the Financing Agreement, dated January 11, 1995 (as amended, the "Agreement") between Applied Magnetics Corporation, a Delaware Corporation (the "Company") and The CIT Group/Business Credit, Inc., a New York corporation ("CITBC"). Capitalized terms not otherwise defined herein shall be as defined in the Agreement.

The Company and CITBC hereby agree that the Agreement is amended, as follows:

         1. The definitions of "Capital Expenditures", "Capital Lease", "Current Liabilities", "Documents of Title", "EBITDA", "Free Cash Flow", "Leverage Ratio", "Net Interest Expense", "Operating Leases", "Total Liabilities" and "Working Capital" set forth in Section 1 of the Agreement are hereby deleted in their entirety.

         2. The definition of "Collateral" set forth in Section 1 of the Agreement is hereby amended by deleting the words 'Equipment" and "Documents of Title" therefrom.

         3. The definitions of "Early Termination Date" and "Early Termination Fee" set forth in Section 1 of the Agreement are hereby amended by deleting the word "third" in each instance where it appears in such definitions, and inserting in lieu thereof the word "sixth".

         4. Sub-subclause zz) of subclause ii) of clause b) in the definition of Eligible Account Receivable set forth in Section 1 of the Agreement is hereby amended by deleting the words "twenty percent (20%)" and inserting in lieu thereof the words "thirty percent (30%)".

         5. Subclause xii) of clause b) in the definition of "Eligible Accounts Receivable" set forth in Section 1 of the Agreement is hereby deleted in its entirety, and the following is inserted in lieu thereof:

"xii) Accounts due from (x) Western Digital Corporation to the extent such outstanding Accounts exceed eighty percent (80%) of all then outstanding Accounts, and (y) Accounts due from any other customer to the extent such outstanding Accounts due from such other customer exceed fifty percent (50%) of all then outstanding Accounts."

         6. Subclause x) of clause vii) in the definition of "Permitted Indebtedness" set forth in Section 1 of the Agreement is hereby amended by deleting the amount of "$20,000,000.00" set forth therein, and inserting in lieu thereof the amount of "$30,000,000.00".

         7. The second sentence of paragraph 1 of Section 3 of the Agreement is hereby amended by deleting the words "eighty percent (80%)", and inserting in lieu thereof the words "eighty-five percent (85%)".

         8. The first sentence of paragraph 1 of Section 6 of the Agreement is hereby amended by deleting clauses (b) and (d) thereof.

         9. Paragraph 2 of Section 6 of the Agreement is hereby amended by deleting clause (b) thereof.

         10. Paragraph 9 of Section 7 of the Agreement is hereby deleted in its entirety, and the following is inserted in lieu thereof:

"9.      The Company, and the Foreign Entities, shall maintain at all times, on a consolidated basis, a Net Worth of not less than $165,000,000.00."

         11. Clause F of paragraph 10 of Section 7 of the Agreement is hereby deleted in its entirety, and the following is inserted in lieu thereof:

"Assume, guarantee, endorse, or otherwise become liable upon the obligations of any person, firm, entity or corporation, except by the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, provided, however, that the Company may assume, guarantee, endorse or otherwise become liable upon the obligations of the Foreign Entities provided the sum of such amounts does not exceed $200,000,000.00 in the aggregate at any one time;"

         12. Clause J of paragraph 10 of Section 7 of the Agreement is hereby amended by deleting the dollar amount of "$82,000,000.00" in both instances where it appears, and inserting in lieu thereof the dollar amount of "$82,000,000.00.

         13. Paragraphs 11, 14, 15 and 16 of Section 7 of the Agreement are hereby deleted in their entirety.

         14. Paragraphs 1 and 2 of Section 8 of the Agreement are hereby deleted in their entirety, and the following are inserted in lieu thereof:

"1. Interest on the Revolving Loan shall be payable monthly as of the end of each month and shall be an amount equal to the sum of three-quarters percent (0.75%) or, subject to paragraph 2 of this Section 8, one-quarter percent (0.25%) if the Company's EBIT for the previous two (2) fiscal quarters was greater than zero, and the Chase Bank Rate, on a per annum basis, on the average of the net balances (other than Libor Loans) owing by the Company to CITBC in the Company's account at the close of each day during such month or, at the Company's option, the sum of two and one-quarter percent (2 1/4%) or, subject to paragraph 2 of this Section 8, one and three-quarters percent (1.75%) if the Company's EBIT for the previous two (2) fiscal quarters was greater than zero, and the Libor on any then outstanding Revolving Loans which are Libor Loans, on a per annum basis, on the average of the net balances owing by the Company to CITBC in the Company's account at the close of each day during such month. The Company may elect to use Libor as to any new or then outstanding Revolving Loans provided x) there is then no Default or unwaived Event of Default and y) the Company has advised CITBC of its election to use Libor and the Libor Period selected no later than four (4) Business Days prior to the proposed borrowing or, in the case of a Libor election with respect to a then outstanding Revolving Loan, four (4) Business Days prior to the conversion of any then outstanding Revolving Loans to Libor Loans and z) the election and Libor shall be effective, provided, there is then no Default or unwaived Event of Default, on the fifth Business Day following said notice. The Libor elections must be for $1,000,000.00 or whole multiples thereof. If no such election is timely made or can be made, then CITBC shall use the Chase Bank Rate to compute interest. In the event of any change in said Chase Bank Rate, the rate hereunder shall change, as of the first of the month following any change, so as to remain three-quarters percent (0.75%),or, if appropriate, one-quarter percent (0.25%), above the Chase Bank Rate. The rates hereunder shall be calculated based on a 365-day year. CITBC shall be entitled to charge the Company's account at the rate provided for herein when due until all Obligations have been paid in full."

"2. If the Company has, for the previous two (2) fiscal quarters, EBIT in excess of zero, then the Company shall be entitled for the next succeeding fiscal quarter (but subject to the provisions of paragraph 2 of Section lO of this Financing Agreement) to the lower spread over the Chase Bank Rate and Libor provided each of the following conditions are met: a) the Company shall have delivered to CITBC a copy of the Company's filed (with the Securities and Exchange Commission) (i) 10Q Statement for the fiscal quarter then ended in which EBIT was greater than zero or (ii) 10K Statement (if the fiscal year is then over) evidencing that EBIT for the last fiscal quarter of the fiscal year was greater than zero; b) there is no Default or Event of Default then in existence on both (i) the date of filing of the aforesaid Statement with the Securities and Exchange Commission and (ii) the date of effectiveness of such lower spreads; c) the lower spread over (i) the Chase Bank Rate shall be effective on the first day of the fiscal quarter following CITBC's receipt of the aforesaid Statement; (ii) Libor as to all Revolving Loans which are not Libor Loans shall be effective on the first day of the fiscal quarter following CITBC's receipt of the aforesaid Statement; and (iii) Libor as to all then Libor Loans shall be effective on the day after the expiration of a Libor Period; and
d) the lower spread over the Chase Bank Rate and Libor shall be prospective only and shall not be retroactive."

         15. Paragraph 7 of Section 8 of the Agreement is hereby deleted in its entirety, and the following is inserted in lieu thereof:

"7. Upon the last Business Day of each month, the Company shall pay CITBC the Line of Credit Fee which shall be an amount determined by multiplying x) one-eighth of one percent (1/8%) per annum on the difference between the Line of Credit and the average daily Revolving Loan for such month, if the Company's EBIT for the previous two (2) fiscal quarters was greater than zero, or y) one-quarter of one percent (1/4%) per annum on the difference between the Line of Credit and the average daily Revolving Loan for such month, if the Company's EBIT for the previous two (2) fiscal quarters was less than zero."

         16. Paragraph 9 of Section 8 of the Agreement is hereby deleted in its entirety, and the following is inserted in lieu thereof:

"9. Upon each Anniversary Date, the Company shall pay to CITBC a Collateral Management Fee in the amount of $30,000.00."

         17. The word "third" in the first and fourth sentence of Section 11 is hereby deleted, and the word "sixth" is inserted in lieu thereof.

         18. All references in the Agreement to the "Chemical Bank Rate" and/or "Chemical Bank" shall be deemed to read "Chase Bank Rate" and "The Chase Manhattan Bank" respectively.

         19. To induce CITBC to enter into this letter amendment, the Company shall pay to CITBC a fee in the amount of $25,000.00 payable upon execution of this letter amendment.

         20. Upon execution hereof by both parties hereto, this letter amendment shall be deemed effective from and after December 15,1997.

Except as otherwise hereinabove provided, no other amendment or modification of the Agreement is hereby intended or implied. If the foregoing is in accordance with your understanding, please so indicated by signing and returning to us the enclosed copy of this letter.

                                    Very truly yours,

                                    The CIT Group/Business Credit, Inc.

                                    By  /s/ William Shiao
                                       ----------------------------------
                                    Title: Assistant Vice President

Acknowledged and Agreed.

Applied Magnetics Corporation

By:  /s/ Peter T. Altavilla
   --------------------------
Title: Corporate Controller





                                                                EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)


                                                     For the three months ended
                                                     December 27,   December 28,
                                                        1997           1996
                                                     ------------   ------------
Earnings Per Share:

Net income (loss)                                     $(39,749)      $ 31,872
                                                      ========       ========
Common shares outstanding                               23,858         23,267
                                                      ========       ========
Earnings per common share                             $  (1.67)      $   1.37
                                                      ========       ========

Earnings Per Common Share-Assuming Dilution:

Net income before adjustment                           (39,749)        31,872
Add back subordinated debentures interest                 --            2,013
Add back subordinated debentures amortization             --              107
Less tax impact                                           --              (85)
                                                      --------       --------
         Net income as adjusted                       $(39,749)      $ 33,907
                                                      ========       ========
Shares
    Weighted average common shares outstanding          23,858         23,267
    Dilutive effect of stock options                      --            1,411
    Assuming conversion of convertible subordinated
        debentures                                        --            6,183
                                                      --------       --------
    Common shares-assuming dilution                     23,858         30,861
                                                      ========       ========
Earnings per common share assuming dilution           $  (1.67)      $   1.10
                                                      ========       ========

Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per common share - assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of convertible debentures have an anti-dilutive effect. As a result, these shares are not included in the weighted average shares outstanding used in the calculation of basic and fully diluted loss per common share at December 27, 1997. Prior year earnings per share has been conformed to current year presentation.