Form 10-Q
period 1998-04-04
APPLIED MAGNETICS CORP
filed 1998-05-19
CIK 6948

Form 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                            ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended April 4, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______to_______

                             Commission File No.16635

                           APPLIED MAGNETICS CORPORATION
                           -----------------------------
              (Exact name of registrant as specified in its charter)

        A Delaware Corporation                           951950506
        ----------------------                           ---------
     (State or other jurisdiction of                 (I. R. S. Employer
     incorporation or organization)                  Identification No.)

                  75 Robin Hill Road, Goleta, California 93117
                  --------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: (805) 6835353

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 24,096,844 $.10 par value common stock as of May 15, 1998.



                            Exhibit Index on page 22

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company" or "Applied Magnetics") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended September 27,1997.

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                      For the three months ended      For the six months ended
                                                         April 4    March 29,           April 4    March 29,
                                                        ---------  -----------         ---------  -----------
                                                          1998        1997               1998        1997
                                                          ----        ----               ----        ----
Net sales                                               $  58,843    $ 126,311         $ 133,255    $ 247,938
Cost of sales                                              55,122       77,762           136,612      152,792
                                                        ---------    ---------         ---------    ---------
  Gross profit (loss)                                       3,721       48,549            (3,357)      95,146
                                                        ---------    ---------         ---------    ---------
Research and development expenses                          28,441       10,815            51,750       21,963
Selling, general and administrative expenses                1,790        2,288             3,575        4,332
Restructuring charges                                        --           --               8,400         --
Terminated merger costs                                      --          2,906              --          2,906
                                                        ---------    ---------         ---------    ---------
Total operating expenses                                   30,231       16,009            63,725       29,201
                                                        ---------    ---------         ---------    ---------
Income (Loss) from operations                             (26,510)      32,540           (67,082)      65,945

Interest income                                             1,165        2,075             3,426        3,937
Interest expense                                           (3,259)      (3,166)           (6,292)      (6,317)
Other income (expense)                                     (3,080)         158            (1,455)         437
                                                        ---------    ---------         ---------    ---------
Income (Loss) before taxes                                (31,684)      31,607           (71,403)      64,002
Provision for income taxes                                    247          516               277        1,039
                                                        ---------    ---------         ---------    ---------
Net income (loss)                                       $ (31,931)   $  31,091         $ (71,680)   $  62,963
                                                        =========    =========         =========    =========

Net income (loss) per share:
   Income (Loss) per common share                       $   (1.33)   $    1.32         $   (3.00)   $    2.69
                                                        =========    =========         =========    =========
   Income (Loss) per common share - assuming dilution   $   (1.33)   $    1.06         $   (3.00)   $    2.16
                                                        =========    =========         =========    =========

Weighted average number of common shares outstanding
   Common shares                                           23,925       23,519            23,891       23,393
                                                        =========    =========         =========    =========
   Common shares - assuming dilution                       23,925       31,178            23,891       31,020
                                                        =========    =========         =========    =========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                                                      April 4,   September 27,
                    ASSETS                              1998         1997
                                                        ----         ----
Current Assets:
  Cash and cash equivalents                          $  86,943    $ 162,302
  Accounts receivable, net                              28,047       52,924
  Inventories                                           31,815       51,438
  Prepaid expenses and other                            14,487       11,420
                                                     ---------    ---------
                                                       161,292      278,084
                                                     ---------    ---------
Property, plant and equipment, at cost                 396,310      371,224
Less-accumulated depreciation                         (185,623)    (181,732)
                                                     ---------    ---------
                                                       210,687      189,492
                                                     ---------    ---------
Other assets                                            11,962       10,412
                                                     ---------    ---------
                                                     $ 383,941    $ 477,988
                                                     =========    =========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:

  Current portion of long-term debt                  $     552    $     513
  Bank notes payable                                    49,751       50,188
  Accounts payable                                      23,178       49,103
  Accrued payroll and benefits                           9,178       11,287
  Other current liabilities                             10,029        5,829
                                                     ---------    ---------
                                                        92,688      116,920
                                                     ---------    ---------
Long-term debt, net                                    118,944      116,030
                                                     ---------    ---------
Other liabilities                                        2,680        4,257
                                                     ---------    ---------
Shareholders' Investment:
  Preferred stock, $.10 par value,
    authorized 5,000,000 shares, none issued
    and outstanding                                       --           --
  Common stock, $.10 par value, authorized
    80,000,000 shares, issued 24,091,844
    shares at April 4, 1998 and 23,976,711
    shares at September 27, 1997                         2,409        2,398
  Paid-in capital                                      191,725      191,185
  Retained earnings (deficit)                          (22,377)      49,303
                                                     ---------    ---------
                                                       171,757      242,886

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets - Unaudited
                                  (Continued)
                 (In thousands except share and par value data)


                                                      April 4,   September 27,
                                                        1998         1997
                                                        ----         ----
  Treasury stock, at cost (130,233 shares
    as of April 4, 1998 and 128,384 shares
    at September 27, 1997)                              (1,577)      (1,554)
  Unearned restricted stock compensation                  (551)        (551)
                                                     ---------    ---------
                                                       169,629      240,781
                                                     ---------    ---------
                                                     $ 383,941    $ 477,988
                                                     =========    =========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                      For the six months ended
                                                       April 4,     March 29,
                                                       --------     ---------
                                                         1998         1997
                                                         ----         ----
Cash Flows from Operating Activities:
  Net income (loss)                                   $ (71,680)   $  62,963
  Adjustments to derive cash flows:
    Depreciation and amortization                        23,089       17,955
    Restructuring charge                                  8,400         --
    Changes in assets and liabilities
        Accounts receivable, net                         24,877      (17,851)
        Inventories                                      19,623      (15,686)
        Prepaid expenses and other                       (3,067)       1,113
        Accounts payable                                (25,925)      21,777
        Accrued payroll and benefits                     (2,109)         769
        Other assets and liabilities                     (1,981)      (1,332)
                                                      ---------    ---------
    Net cash flows (used in) provided by
      operating activities                              (28,773)      69,708
                                                      ---------    ---------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment            (48,875)     (46,704)
  Notes receivable                                           62           56
                                                      ---------    ---------
    Net cash flows used in investing activities         (48,813)     (46,648)
                                                      ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                        134,995      107,747
  Repayment of debt                                    (132,479)    (105,990)
  Proceeds from stock options exercised, net                528        3,262
                                                      ---------    ---------
    Net cash flows provided by financing activities       3,044        5,019
                                                      ---------    ---------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                     (817)        (197)
                                                      ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents    (75,359)      27,882
                                                      ---------    ---------
Cash and Cash Equivalents at Beginning of Period        162,302      127,400
                                                      ---------    ---------
Cash and Cash Equivalents at End of Period            $  86,943    $ 155,282
                                                      =========    =========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                 (April 4, 1998)
Note A: Inventories
-------------------
      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                                       April 4,     September 27,
                                        1998            1997
                                        ----            ----
Purchased parts and
 manufacturing supplies                $13,198        $24,187
Work in process                         14,275         25,434
Finished goods                           4,342          1,817
                                       -------        -------
                                       $31,815        $51,438
                                       =======        =======

Note B: Restructure Charge
--------------------------
      During the first quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of approximately $8.4 million primarily in connection with the planned shut down of its production facility in Ireland and write down of certain tooling and equipment. The Company used $4.0 million of the reserve during the first half of fiscal 1998 and expects the majority of the transactions to be completed by the end of the third quarter of fiscal 1998.

Note C: Credit Facilities
-------------------------
      During the second quarter of fiscal 1998, one of the Company's Malaysian subsidiary credit facility agreements with a bank in Malaysia was cancelled by the bank due to non-use. The Company did not use the credit line due to its high interest rate. The total amount available to borrow under this facility was approximately $1.3 million. The remaining five Malaysian bank credit facilities allow for borrowings of up to $73.2 million of which $49.8 million was outstanding as of April 4, 1998. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank are secured by the Company's real property holdings in Malaysia and include financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with the four other banks are unsecured.

       The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of April 4, 1998, there were no borrowings outstanding under this line of credit and the balance available to borrow was approximately $23.1 million.

Note D: Terminated Merger Costs
-------------------------------
      Terminated merger costs of $2.9 million for the three and six months ended March 29, 1997, include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation that was subsequently withdrawn by the Company on March 14, 1997.

Note E: Earnings (Loss) Per Share Computation
---------------------------------------------
      Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income (loss) per share ("EPS") with the presentation of basic EPS. Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Income (loss) per common share - assuming dilution is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's 7.0% Convertible Subordinated Debentures due March 15, 2006 (the "Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 23,925,354 used in the calculation of basic and fully diluted loss per common share at April 4, 1998. Prior year EPS has been conformed to current year presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

      The disk drive industry entered into a general slowdown late in the first quarter of fiscal 1998 and also accelerated the transition from disk drives using advanced inductive thin film recording heads to magnetoresistive ("MR") recording heads. The Company's largest customer, Western Digital Corporation ("Western Digital"), sharply reduced its production schedules as a reaction to the hard disk drive oversupply in the industry's distribution channel. As a result, the Company experienced significant cancellations, production reschedules and price reductions that have continued to impact revenue, operating and financial results through the first half of fiscal 1998.

      In response to reductions in production schedules, the Company took several measures to reduce expenditures, including capital spending, in order to realign costs to the current level of business. In addition, the Company shut down its manufacturing facility in Ireland in order to consolidate foreign manufacturing operations. A pre-tax restructuring charge of $8.4 million was recorded during the first quarter of fiscal 1998, primarily relating to the costs associated with the shut down of the Ireland facility. Included in the charge was the write-down of certain tooling and equipment. The Company used $4.0 million of the reserve during the first half of fiscal 1998 and expects the majority of the transactions to be completed by the end of the third quarter of fiscal 1998.

      As inductive thin film products reach end of life, revenue from these products will continue to decline during the second half of fiscal 1998. However, the Company is currently working on completing qualification of the Company's 2.1 gigabytes per 3.5" disk advanced inductive thin film product. Subject to successful qualification, production volumes will commence in FQ498 and will be expected to continue through at least the first quarter of fiscal 1999.

      The Company continued its engineering and development efforts towards MR and other advanced technologies. However, the Company experienced significantly lower MR revenue during the first half of fiscal 1998 compared to the same period in the prior year. Three MR programs reached end of life earlier than expected during the first half of fiscal 1998. The current oversupply in the disk drive industry and customers' decisions to shift focus to other disk drive product lines contributed to accelerated termination of the programs. The Company also continued to experience process and production delays for qualifying on new MR programs. As a result, the Company has been unable to participate on MR disk drive programs that are currently in volume production by disk drive manufacturers.

      The Company is in the qualification process on MR programs with capacities of 2.8 and 3.4 gigabytes per 3.5" disk. Subject to successful qualification, the Company would begin shipments towards the end of the fourth quarter of fiscal 1998. The Company also plans to deliver samples of its first giant magnetoresistive ("GMR") products during FQ398. Significant engineering and manufacturing resources have been allocated to these new product development efforts.

      Future revenues and operating results will be dependent on the successful qualification and timely production ramp of the advanced inductive thin film 2.1 gigabytes per 3.5" disk product and new MR products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory competitive product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity.

Three Months Ended April 4, 1998
--------------------------------

NET SALES. Net sales of $58.8 million in the second quarter of fiscal 1998 decreased 53.4% from net sales of $126.3 million in the second quarter of fiscal 1997. Inductive thin film net sales of $56.1 million decreased 53.9% from inductive thin film net sales of $121.7 million for the comparable periods due to continued lower sales volumes to Western Digital, pricing declines, lower production yields and changes in the mix of head-gimbal assembly and headstack assembly products.

GROSS PROFIT. As a percentage of net sales, gross profit was 6.3% and 38.4%, for the second quarter of fiscal 1998 and the second quarter of fiscal 1997, respectively. The decrease in gross profit in the second quarter of fiscal 1998 as compared to the same quarter in the prior fiscal year was due to the reasons discussed under "Net Sales".

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses as a percentage of net sales were 48.3% and 8.6% for the second quarter of fiscal 1998 and the second quarter of fiscal 1997, respectively. Expenses in dollars in the second quarter of fiscal 1998 of $28.4 million increased $17.6 million from $10.8 million in the second quarter of fiscal 1997. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR head technology and on development of GMR head technology. As a result, there continues to be a significant increase in R&D expenses during fiscal 1998 as the Company continues its transition from products with inductive thin film technology to products with MR technology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales were 3.0% and 1.8% for the second quarter of fiscal 1998 and the second quarter of fiscal 1997, respectively. The percentage increase was due primarily to lower net sales. Expenses in dollars of $1.8 million in the second quarter of fiscal 1998 decreased $0.5 million from $2.3 million in the second quarter of fiscal 1997.

TERMINATED MERGER COSTS. Merger costs of $2.9 million for the second quarter of fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation that was subsequently withdrawn by the Company on March 14, 1997.

INTEREST INCOME AND EXPENSE. Interest income of $1.2 million in the second quarter of fiscal 1998 decreased $0.9 million compared to interest income of $2.1 million the second quarter of fiscal 1997 due to lower average cash balances. Interest expense of $3.3 million in the second quarter of fiscal 1998 increased slightly by $0.1 million compared to $3.2 million to the second quarter of fiscal 1997 due to varying interest rates.

OTHER INCOME AND EXPENSE. Other expense was $3.1 million for the second quarter of fiscal 1998 compared to other income of $0.2 million for the second quarter of fiscal 1997. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that have been experiencing volatility in exchange rates during fiscal 1998 which is expected to continue during the remainder of the fiscal year.

Six Months Ended April 4, 1998
------------------------------

NET SALES. Net sales of $133.3 million in the first half of fiscal 1998 decreased 46.2% from net sales of $247.9 million in the first half of fiscal 1997. Inductive thin film net sales of $128.8 million decreased 45.5% from inductive thin film net sales of $236.2 million for the comparable periods due to continued lower sales volumes, lower production yields and changes in the mix of head-gimbal assembly and headstack assembly products.

GROSS PROFIT. As a percentage of net sales, gross profit was a negative 2.5% for the first half of fiscal 1998 compared to 38.4% for the first half of fiscal 1997. The decrease in gross profit in the first half of fiscal 1998 as compared to the same period in the prior fiscal year was due to the reasons discussed under "Net Sales".

RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of net sales were 38.8% and 8.9% for the first half of fiscal 1998 and the first half of fiscal 1997, respectively. Expenses in dollars in first half of fiscal 1998 of $51.8 million increased $29.8 million from $22.0 million in the first half of fiscal 1997. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR technology and on development of GMR technology. As a result, there continues to be a significant increase in R&D expenses during fiscal 1998 as the Company continues its transition from products with inductive thin film technology to products with MR technology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales were 2.7% and 1.7% for the first half of fiscal 1998 for the first half of fiscal 1997, respectively. The percentage increase was due primarily to lower net sales. Expenses in dollars of $3.6 million in the first half of fiscal 1998 decreased $0.7 million from $4.3 million in the first half of fiscal 1997.

TERMINATED MERGER COSTS. Merger costs of $2.9 million for the first half of fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation that was subsequently withdrawn by the Company on March 14, 1997.

INTEREST INCOME AND EXPENSE. Interest income of $3.4 million in the first half of fiscal 1998 decreased $0.5 million compared to $3.9 million in the first half of fiscal 1997 due to lower average cash balances. Interest expense was $6.3 million in the first half of fiscal 1998 and the first half of fiscal 1997, with similar average debt outstanding for both periods.

OTHER INCOME AND EXPENSE. Other expense was $1.5 million for the first half of fiscal 1998 compared to other income of $0.4 million for the first half of fiscal 1997. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that have been experiencing volatility in exchange rates during fiscal 1998 which is expected to continue during the remainder of the fiscal year.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the six months ended April 4, 1998, is primarily related to state minimum taxes and foreign taxes. The Company has no income tax provision, other than minimum tax, due to the utilization of the Company's net operating losses in the United States, and the fact that the Company operates in Malaysia where it has a tax holiday until 1999. The Company is exploring other tax incentives available in Malaysia after its tax holiday expires. If the Company is unsuccessful in obtaining tax incentives or extending the tax holiday, the foreign earnings would be taxed at Malaysian statutory rates.

Liquidity and Capital Resources
-------------------------------
      At April 4, 1998, the Company's cash and cash equivalents decreased to $86.9 million from $162.3 million at September 27, 1997. Total debt, including notes payable, amounted to $169.2 million, an increase of $2.5 million from the balance outstanding at September 27, 1997, primarily due to an increase in capital lease debt. Total debt included $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006. Also included in total debt at April 4, 1998, was $49.8 million in Malaysian borrowings. All the credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with four other banks, established in fiscal 1997, are unsecured. Additional borrowings available under all of the existing facilities were approximately $23.4 million at April 4, 1998. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. During the second quarter of fiscal 1998, one of the Company's Malaysian subsidiary credit facility agreements with a bank in Malaysia was cancelled by the bank due to non-use. The Company did not use the credit line due to its high interest rate. The total amount that was available to borrow under this facility was approximately $1.3 million. The Company was in compliance of its covenants at April 4, 1998.

      The Company has a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. which has been in place since January 1995. As of April 4, 1998 there were no borrowings outstanding and the balance available to borrow under this line of credit was approximately $23.1 million.

      In response to reductions in production schedules during the first quarter of fiscal 1998, the Company reduced its capital spending plan, in order to realign capacity requirements to the current level of business. For fiscal 1998, the Company reduced its capital plan from approximately $170.0 million to $95.0 million, which includes equipment to be obtained through operating leases. The capital plan is primarily related to continued development and production of MR technologies and products, an increase in overall production capacity and development of GMR technology. Capital expenditures for the six months ended April 4, 1998, were $48.9 million. In addition, the Company leased $15.5 million of production equipment through operating leases. Purchase commitments were approximately $18.2 million at April 4, 1998.

      During the second half of fiscal 1998, the Company believes that it will have sufficient cash flows from cash reserves, existing credit facilities and equipment lease financing alternatives to meet its operating and capital expenditure requirements. The Company's shipment and revenue growth and profitability have been impacted by the industry acceleration of the transition from inductive thin film to MR technology products and the Company's inability to qualify on new MR products with its customers. Future revenue and profitability will depend on the Company's ability to achieve qualification status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on its new products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could materially adversely affect the Company's future years' operations and competitive position.

Certain Additional Business Factors
-----------------------------------

TECHNOLOGY TRANSITIONS
      The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion, as recently experienced with the faster acceleration from inductive thin film to MR disk head technology. The Company estimates that the industry product life cycle is currently running as short as 9 to 12 months. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify as a supplier for disk drive manufacturers' programs. During fiscal 1996 and 1997, the Company experienced increased customer demand and significant revenue growth and profitability. This success was due primarily to continued timely production ramps on a number of inductive thin film programs and continued successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. During fiscal 1998, the Company is going through another technology transition from inductive thin film to MR disk head technology. While advanced inductive thin film production may continue longer than expected, the Company is still working to achieve MR program qualifications and satisfactory production yields during fiscal 1998. There can be no assurance that the Company will continue to qualify for disk head manufacturing programs or that it will not continue to experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance.

FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS
      The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled and customer-specific materials are ordered on the basis of such purchase orders. As customer programs reach end of life, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company, on occasion, and as recently as the first quarter of fiscal 1998, experienced cancellations and rescheduling of orders and reductions in quantities ordered as customer requirements changed. Cancellations, rescheduling and reductions of orders resulted in under utilization of production capacity and had a material adverse effect on the Company's results for the first half of fiscal 1998. The second half of fiscal 1998 operating results will continue to be impacted as the Company reaches end of life with its advanced inductive thin film products and works with its customers to qualify on their MR disk head technology products. The Company's operating results have in the past been and likely will in the future be adversely affected during periods when production capacity is underutilized.

DEPENDENCE ON CYCLICAL HARD DISK DRIVE INDUSTRY
      Multimedia personal computers and high-end computer applications such as network servers (Internet and Intranet), workstations and mainframes are driving the demand for greater storage capacity and performance. In addition, the market growth of laptop, notebook and sub-notebook computers has increased the demand for smaller form factor disk drives. As a result, the Company experienced significant customer demand for its advanced inductive thin film products during fiscal 1997. However, due to continued industry trends towards even greater storage capacity and performance, customer demand began to shift from inductive thin film product technology to MR technology. By the end of fiscal 1997, many of the Company's customers had discontinued development of new products based on inductive thin film disk head technology. MR and GMR disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than inductive thin film disk heads, now represent the fastest growing segments of the recording head industry. Demand for inductive thin film disk heads peaked during fiscal 1997. Fiscal 1998 continues to be a year of significant technology transition, as the Company's customer demand is expected to go from predominantly inductive thin film to MR technology.

      In recent years, the disk drive industry has experienced significant growth and the Company has expanded its capacity during the last two fiscal years to meet that growth. However, the disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. The disk drive industry recently entered into an oversupply condition and, as a result, head suppliers including the Company, are experiencing competitive pricing pressures for their inductive thin film and MR heads. A continued decline in demand for hard disk drives, as experienced by the Company during the first half of fiscal 1998, has had a material adverse impact on the Company's operating results. A continued decline in demand for older products and the failure to bring new products to the market would have a material adverse effect on the Company's future operating results.

SIGNIFICANT CAPITAL NEEDS
      The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. Capital expenditures for the six months ended April 4, 1998 were $48.9 million. In addition, the Company leased $15.5 million of production equipment through operating leases during the same period. During fiscal 1998, the Company plans to spend approximately $95.0 million on capital expenditures. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, existing credit facilities and equipment lease financing arrangements. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could materially adversely affect the Company's future operating results.

SHORT-TERM BORROWINGS
      At April 4, 1998, the Company had approximately $49.8 million of short-term borrowings outstanding in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The loan facilities are used for the purchase of manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

CONCENTRATION OF REVENUES
      The disk head industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers. The Company had one customer, Western Digital, that accounted for 79% of the Company's net sales in fiscal 1997. The Company's ability to obtain new customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of successful deployment of new technologies by their competitors or various other factors. A significant reduction in orders, the loss of a major customer or the inability to increase the customer base, which could occur for any variety of reasons, could have a material adverse effect on the Company's operating results.

      On April 30, 1998, Western Digital and IBM entered into a letter of intent for a broad-based hard drive component supply and technology licensing agreement. IBM plans to supply Western Digital with its GMR heads and other components for desktop hard drives. Western Digital expects to introduce desktop hard drives based on IBM products and designs in the first half of calendar year 1999. However, the agreement does not preclude other head suppliers, such as the Company, from competing on future non-IBM desktop programs at Western Digital, as well as on all Enterprise Storage Group ("ESG") programs.

      The Company believes that disk drive manufacturers that are not vertically integrated represent significant sales opportunities for the Company's disk head products. Moreover, the Company believes that certain vertically integrated companies will continue to rely on independent suppliers of disk heads as alternative sources of supply, or in some cases, as primary sources of supply for individual disk drive programs.

COMPETITION
      The Company competes with other independent recording head suppliers, as well as disk drive manufacturers that produce magnetic recording heads used in their own products. Fujitsu Ltd., Hitachi Ltd., IBM, Quantum/MKE and Seagate produce some or all inductive thin film, MR, and/or GMR heads for their own use. All these companies have significantly greater financial, technical and marketing resources than the Company. IBM also makes its recording head products available in the original equipment manufacturers ("OEM") market to competing drive manufacturers, in direct competition with the Company. For further discussion regarding IBM, refer to "Concentration of Revenues".

      Read-Rite Corporation ("Read-Rite") has had substantially greater sales of inductive thin film and MR disk head products than the Company and has been the largest domestic competitor among independent inductive thin film and MR disk head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI") have a joint venture in Japan to make inductive thin film and/or MR wafers.

      Currently, several large Japanese companies, some with considerably more resources than the Company, compete in the independent head market. Alps Electric Corporation, Ltd., TDK Corporation (and its SAE Magnetics, Ltd. subsidiary) and Yamaha Corporation continue to aggressively develop and market recording heads.

FURTHER CONSOLIDATION OF THE DISK DRIVE INDUSTRY
      In recent years, the disk drive industry has gone through periods of consolidation. Certain disk drive manufacturers, such as Quantum, have acquired or merged with magnetic disk head companies in an effort to produce magnetic disk heads for their own use. In fiscal 1997, Quantum announced the sale of a majority interest in its recording head group to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), Quantum's contract manufacturing partner for disk drives. The resulting venture, MKE-Quantum Components ("MKQC"), in which Quantum retains 49% interest, supplies recording heads to MKE for use in Quantum disk drives. Applied Magnetics revenue from Quantum during fiscal 1997 was less than 2% of total revenues. The Company does not expect a material impact to its future revenue due to the MKQC venture. Seagate, a major manufacturer of both disk drives and recording heads, and Conner Peripherals, Incorporated, ("Conner"), completed the merger of their companies in fiscal 1996. Conner was the Company's largest customer in fiscal 1995. Revenues from Conner declined materially during fiscal 1996. There can be no assurance that disk drive and systems companies will not continue to vertically integrate and acquire the ability to produce disk heads for their own use.

      In fiscal 1997, NEC announced plans to discontinue internally developed NEC drives and engage in a contract manufacturing relationship with IBM. Revenue from NEC during fiscal 1997 was less than 10% of total revenues. The Company is not producing disk heads for NEC during fiscal 1998. During the first quarter of fiscal 1998, Singapore Technologies announced plans to shut down its disk drive subsidiary, Micropolis, due to unfavorable financial and market conditions. At the time of the shutdown, the Company had no active or planned production programs with Micropolis.

       Further consolidation of the disk drive industry may reduce the number of disk drive programs requiring the Company's products and may increase business risks for the Company due to the concentration of its customers. As a result, there is no assurance that further vertical integration of disk drive and system companies and consolidation within the disk drive industry will not have a material adverse effect on the Company's future operating results.

DEPENDENCE ON FOREIGN OPERATIONS
      The Company conducts substantially all of its slider production, assembly and test operations in its facilities in Korea, Malaysia and the People's Republic of China ("PRC"). In addition, the Company has contractual relationships with unaffiliated parties who conduct manufacturing and assembly operations for the Company in Malaysia and the PRC. The Company's operations in Korea have, from time to time in recent years, been affected by labor disruptions and slow downs. The Company's production facility in Malaysia faced potential labor shortages during fiscal 1996 and may face potential labor shortages in the future, as other disk drive and component manufacturers expand their production facilities in Malaysia. In addition to risks of labor disruption, civil unrest and political instability, the Company's foreign operations may be subject to delays in obtaining governmental permits and approvals, currency exchange fluctuations, currency and trade restrictions and transportation problems.

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

      The Company believes that its success depends on the innovative skills and technological competence of its employees and upon proper protection of its intellectual properties. The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents that it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention. There are no current claims against the Company for violation of patents.

VOLATILITY OF STOCK PRICE
      The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $17.38 to $60.50 per share during fiscal 1997 and ranging from $10.31 to $33.25 during the first half of fiscal 1998. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

Forward-Looking Information
---------------------------
      When used in Management's Discussion and Analysis, the words "believe", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements speak only as of the date hereof. All of the forward looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company's business that could cause actual results to differ materially from those projected. These factors include, but are not limited to: successful transition to volume production of MR and GMR disk head products with profitable yields; the limited number of customers and customer changes in short range and long range plans; dependence on continued customer demand for the Company's inductive thin film products for the second half of fiscal 1998; competitive pricing pressures; changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to generate or obtain sufficient capital to fund its working capital needs; the Company's ability to control inventory levels; domestic and international competition in the Company's product areas; risks related to international transactions; and general economic risks and uncertainties.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Company's Annual Stockholders Meeting held on February 6, 1998, the Company's stockholders voted on the following matters:

1.   Election of directors;

2. Approval of amendment of the Company's 1994 Employee Stock Option Plan to increase the number of shares of Common Stock authorized for the issuance thereunder from 3,250,000 to 5,350,000;

3. Approval of amendment of the Company's 1994 Non-Employee Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance from 150,000 to 300,000;

4. Approval of amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 40,000,000 to 80,000,000;

5. Approval of ratification of the financing transaction described in the Proxy Statement;

6.   Ratification of selection of auditors;

The tabulation of votes provided by the Inspector of Elections was as follows:

     Proposal                Voting Tabulation
     --------                -----------------

1.   Election of directors:

     Nominee             For                 Withheld/Against
     -------             ---                 ----------------
     C.D. Crisman        21,571,152          759,136
     H.M. Dwight, Jr.    21,570,198          760,090
     H.R. Frank          21,551,614          778,674
     J.E. Goldress       21,550,333          779,955
     R.C. Mercure, Jr.   21,565,594          764,694

2.   Approval of amendment of the Company's 1994 Employee Stock Option Plan:

                     For                Against             Abstain
                     ---                -------             -------
                     7,608,285          4,080,367           270,962

3. Approval of amendment of the Company's 1994 Non-Employee Director Stock Option Plan:

                     For                Against             Abstain
                     ---                -------             -------
                     8,855,098          2,881,959           269,968

4.   Approval of amendment of the Company's Certificate of Incorporation:

                     For                Against             Abstain
                     ---                -------             -------
                     19,918,252         2,145,183           272,853

5. Approval of ratification of the financing transaction described in the Proxy
Statement:

                     For                Against             Abstain
                     ---                -------             -------
                     10,561,846         973,072             424,693


6.   Ratification of selection of auditors:

                     For                Against             Abstain
                     ---                -------             -------
                     21,879,886         256,920             193,482


Item 6. Exhibits and Reports on Form 8K
        -------------------------------

        (a) Exhibits

            Exhibit
            Number       Description
            ------       -----------
              11         Statement re computation of per share information.

              27         Financial Data Schedule

        (b) Reports on Form 8K. None.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            APPLIED MAGNETICS CORPORATION




Dated: May 19, 1998         /s/Craig D. Crisman
                            -----------------------------------
                            Craig D. Crisman
                            Chairman of the Board and Chief Executive Officer
                            (Principal Financial Officer)


Dated: May 19, 1998         /s/Peter T. Altavilla
                            -----------------------------------
                            Peter T. Altavilla
                            Corporate Controller
                            (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.    Description                                              Page
--------------------------------------------------------------------------------

   11          Statement re computation of per share information.        23

   27          Financial Data Schedule                                   24

                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)

                                                  For the three months ended    For the six months ended
                                                     April 4    March 29,         April 4    March 29,
                                                    ----------------------       ----------------------
                                                      1998        1997             1998        1997
                                                      ----        ----             ----        ----
Income (Loss) Per Share:

Net income (loss)                                   $(31,931)     31,091         $(71,680)   $ 62,963
                                                    ========    ========         ========    ========

Common shares outstanding                             23,925      23,519           23,891      23,393
                                                    ========    ========         ========    ========

Income (Loss) per common share                      $  (1.33)   $   1.32         $  (3.00)   $   2.69
                                                    ========    ========         ========    ========

Income (Loss) Per Common Share-Assuming
  Dilution:
Net income (loss) before adjustment                  (31,931)     31,091          (71,680)     62,963
Add back subordinated debentures interest               --         2,012             --         4,025
Add back subordinated debentures amortization           --           107             --           214
Less tax impact                                         --           (84)            --          (169)
                                                    --------    --------         --------    --------
         Net income (loss) as adjusted              $(31,931)     33,126         $(71,680)   $ 67,033
                                                    ========    ========         ========    ========

Shares
  Weighted average common shares outstanding          23,925      23,519           23,891      23,393
  Dilutive effect of stock options                      --         1,476             --         1,444
  Assuming conversion of convertible subordinated
    debentures                                          --         6,183             --         6,183
                                                    --------    --------         --------    --------
  Common shares-assuming dilution                     23,925      31,178           23,891      31,020
                                                    ========    ========         ========    ========

Income (Loss) per common share assuming dilution:   $  (1.33)   $   1.06         $  (3.00)   $   2.16
                                                    ========    ========         ========    ========

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Income (loss) per common share - assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's
Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible
Debentures have an antidilutive effect. As a result, those shares are not included in the weighted average shares outstanding used in the calculation of basic and fully diluted loss per common share as of April 4, 1998.
