Form 10-Q
period 1998-07-04
APPLIED MAGNETICS CORP
filed 1998-08-17
CIK 6948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended July 4, 1998

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

                                   (No Change)
                       ----------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ..X..  No .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 24,103,744 $.10 par value common stock as of August 12, 1998.




                            Exhibit Index on page 21

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                      For the three months ended     For the nine months ended
                                      --------------------------     -------------------------
                                          July 4,     June 28           July 4,     June 28,
                                           1998        1997              1998         1997
                                           ----        ----              ----         ----
Net sales                              $  33,579    $ 124,073         $ 166,834    $ 372,011
Cost of sales                             35,514       84,189           172,126      236,981
                                       ---------    ---------         ---------    ---------
  Gross profit (loss)                     (1,935)      39,884            (5,292)     135,030
                                       ---------    ---------         ---------    ---------

Research and development expenses         30,513       15,749            82,263       37,712
Selling, general and administrative
  expenses                                 1,504        1,910             5,079        6,242
Restructuring charge                        --           --               8,400         --
Terminated merger costs                     --           --                --          2,906
                                       ---------    ---------         ---------    ---------
Total operating expenses                  32,017       17,659            95,742       46,860
                                       ---------    ---------         ---------    ---------

Income (Loss) from operations            (33,952)      22,225          (101,034)      88,170

Interest income                            1,326        2,165             4,752        6,102
Interest expense                          (3,285)      (3,110)           (9,577)      (9,427)
Other income (expense)                       309          305            (1,146)         742
                                       ---------    ---------         ---------    ---------
Income (Loss) before taxes               (35,602)      21,585          (107,005)      85,587
Provision for income taxes                   240          557               517        1,596
                                       ---------    ---------         ---------    ---------

Net income (loss)                      $ (35,842)   $  21,028         $(107,522)   $  83,991
                                       =========    =========         =========    =========
Net income (loss) per share:
   Income (Loss) per common share      $   (1.50)   $    0.89         $   (4.50)   $    3.58
                                       =========    =========         =========    =========
   Income (Loss) per common
     share - assuming dilution         $   (1.50)   $    0.75         $   (4.50)   $    2.91
                                       =========    =========         =========    =========
Weighted average number of common
  shares outstanding
   Common shares                          23,968       23,681            23,917       23,489
                                       =========    =========         =========    =========
   Common shares - assuming dilution      23,968       30,904            23,917       30,981
                                       =========    =========         =========    =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                                                       July 4,   September 27,
                                                        1998         1997
                    ASSETS                              ----         ----
Current Assets:
  Cash and cash equivalents                          $ 104,904    $ 162,302
  Accounts receivable, net                               6,825       52,924
  Inventories                                           20,459       51,438
  Prepaid expenses and other                            11,526       11,420
                                                     ---------    ---------
                                                       143,714      278,084
                                                     ---------    ---------
Property, plant and equipment, at cost                 377,692      371,224
Less-accumulated depreciation                         (194,016)    (181,732)
                                                     ---------    ---------
                                                       183,676      189,492
                                                     ---------    ---------
Other assets                                            14,372       10,412
                                                     ---------    ---------
                                                     $ 341,762    $ 477,988
                                                     =========    =========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                  $   1,588    $     513
  Bank notes payable                                    49,309       50,188
  Accounts payable                                      15,682       49,103
  Accrued payroll and benefits                           9,155       11,287
  Other current liabilities                             12,377        5,829
                                                     ---------    ---------
                                                        88,111      116,920
                                                     ---------    ---------
Long-term debt, net                                    117,175      116,030
                                                     ---------    ---------
Other liabilities                                        2,639        4,257
                                                     ---------    ---------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding        --           --
  Common stock, $.10 par value, authorized
    80,000,000 shares, issued 24,103,744 shares
    at July 4, 1998 and 23,976,711 shares at
    September 27, 1997                                   2,410        2,398
  Paid-in capital                                      191,774      191,185
  Retained earnings (deficit)                          (58,219)      49,303
                                                     ---------    ---------
                                                       135,965      242,886

  Treasury stock, at cost (130,233 shares as
    of July 4, 1998 and 128,384 shares at
    September 27, 1997)                                 (1,577)      (1,554)
  Unearned restricted stock compensation                  (551)        (551)
                                                     ---------    ---------
                                                       133,837      240,781
                                                     ---------    ---------
                                                     $ 341,762    $ 477,988
                                                     =========    =========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                      For the nine months ended
                                                         July 4,      June 28,
                                                          1998          1997
                                                          ----          ----
Cash Flows from Operating Activities:
  Net income (loss)                                    $(107,522)   $  83,991
  Adjustments to derive cash flows:
    Depreciation and amortization                         33,749       27,758
    Restructuring charge                                   8,400         --
    Changes in assets and liabilities
        Accounts receivable, net                          46,099       (7,340)
        Inventories                                       30,979      (16,253)
        Prepaid expenses and other                           (99)      (1,422)
        Accounts payable                                 (33,421)      14,804
        Accrued payroll and benefits                      (2,132)       1,019
        Other assets and liabilities                      (1,181)        (164)
                                                       ---------    ---------
    Net cash flows (used in) provided by
      operating activities                               (25,128)     102,393
                                                       ---------    ---------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment             (33,208)     (66,026)
  Notes receivable                                            88           81
                                                       ---------    ---------
    Net cash flows used in investing activities          (33,120)     (65,945)
                                                       ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                         201,259      171,121
  Repayment of debt                                     (199,918)    (169,737)
  Proceeds from stock options exercised, net                 578        3,830
                                                       ---------    ---------
    Net cash flows provided by financing activities        1,919        5,214
                                                       ---------    ---------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                    (1,069)        (401)
                                                       ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents     (57,398)      41,261
                                                       ---------    ---------
Cash and Cash Equivalents at Beginning of Period         162,302      127,400
                                                       ---------    ---------
Cash and Cash Equivalents at End of Period             $ 104,904    $ 168,661
                                                       =========    =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                 (July 4, 1998)
Note A: Inventories
-------------------

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):


                                                July 4,       September 27,
                                                 1998             1997
                                                 ----             ----
Purchased parts and
 manufacturing supplies                        $ 7,890          $24,187
Work in process                                  9,774           25,434
Finished goods                                   2,795            1,817
                                               -------          -------
                                               $20,459          $51,438
                                               =======          =======

Note B: Restructure Charge
--------------------------

        During the first quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of approximately $8.4 million primarily in connection with the planned shut down of its production facility in Ireland and write down of certain tooling and equipment. The Company used $7.3 million of the reserve during the first nine months of fiscal 1998 and expects completion by fiscal year end.

Note C: Credit Facilities
-------------------------

        During the second quarter of fiscal 1998, one of the Company's Malaysian subsidiary credit facility agreements with a bank in Malaysia was cancelled by the bank due to non-use. The Company did not use the credit line due to its high interest rate. The total amount available to borrow under this facility was approximately $1.3 million. The remaining five Malaysian bank credit facilities allow for borrowings of up to $69.6 million of which $49.3 million was outstanding as of July 4, 1998. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank are secured by the Company's real property holdings in Malaysia and include financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with the four other banks are unsecured.

         The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of July 4, 1998, there were no borrowings outstanding under this line of credit and the balance available to borrow was approximately $0.5 million

Note D: Terminated Merger Costs
-------------------------------

        Terminated merger costs of $2.9 million for the nine months ended June 28, 1997, include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation that was subsequently withdrawn by the Company on March 14, 1997.

Note E: Earnings (Loss) Per Share Computation
---------------------------------------------

        Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income (loss) per share ("EPS") with the presentation of basic EPS. Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Income (loss) per common share assuming dilution is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's 7.0% Convertible Subordinated Debentures due March 15, 2006 (the "Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures has an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 23,968,488 used in the calculation of basic and fully diluted loss per common share at July 4, 1998. Prior year EPS has been conformed to current year presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The disk drive industry entered into a general slowdown late in the first quarter of fiscal 1998 and simultaneously accelerated the transition from disk drives using advanced inductive thin film recording heads to magnetoresistive ("MR") recording heads. The Company's largest customer at the time, Western Digital Corporation ("Western Digital"), sharply reduced its production schedules as a reaction to the hard disk drive oversupply in the industry's distribution channel. As a result, the Company experienced significant cancellations, production reschedules and price reductions that have continued to impact revenue, operating and financial results during the first nine months of fiscal 1998.

        In response to reductions in production schedules, the Company reduced expenditures, including capital spending, in order to realign costs to the current level of business. In addition, the Company shut down its manufacturing facility in Ireland in order to consolidate foreign manufacturing operations. A pre-tax restructuring charge of $8.4 million was recorded during the first quarter of fiscal 1998, primarily relating to the costs associated with the shut down of the Ireland facility. Included in the charge was the write-down of certain tooling and equipment. The Company used $7.3 million of the reserve during the first nine months of fiscal 1998 and expects completion of all transactions by fiscal year end.

        As inductive thin film products reach end of life, revenue from these products continued to decline during the first nine months of fiscal 1998. However, the Company continues to ship inductive thin film disk heads and has initiated production of its newest 2.1 gigabyte per 3.5" disk product. Revenue for this product is expected to continue through the first quarter of fiscal 1999.

        The Company continues to make excellent progress in accelerating its development of advanced MR products and has delivered qualification units at both the 3.4 and 4.3 gigabyte per 3.5" disk capacity points. Upon receipt of orders, volume production for these products is planned to begin in FQ199. MR head shipments have not been a significant source of revenue during the first nine months of fiscal 1998 and will not be a significant source in FQ498. Weak OEM demand for products at the 2.1 and 2.8 gigabyte per 3.5" disk capacity points precluded the need by several drive companies for additional head products from the Company. The Company believes that its new products compare favorably to the performance of the other head suppliers' offerings. Future revenues and operating results will be dependent on the successful qualification and timely production ramp of new MR products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory competitive product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity.

Three Months Ended July 4, 1998
-------------------------------

Net Sales. Net sales of $33.6 million in the third quarter of fiscal 1998 decreased 72.9% from net sales of $124.1 million in the third quarter of fiscal 1997 as inductive thin film products reach end of life. Due to production process problems with new MR products and a general slowdown in the disk drive industry, the Company has been unable to maintain sales volumes experienced with inductive thin film products during the same period in the prior year.

Gross Profit. As a percentage of net sales, gross profit was a negative 5.8% and 32.1%, for the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively. The decrease in gross profit in the third quarter of fiscal 1998 as compared to the same quarter in the prior fiscal year was due to the reasons discussed under "Net Sales".

Research and Development. Research and development ("R&D") expenses as a percentage of net sales were 90.9% and 12.7% for the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively. Expenses in dollars in the third quarter of fiscal 1998 of $30.5 million increased $14.8 million from $15.7 million in the third quarter of fiscal 1997. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR head technology and on development of giant magnetoresistive ("GMR") head technology. As a result, there continues to be a significant increase in R&D expenses during fiscal 1998 as the Company continues its transition from products with inductive thin film technology to products with MR technology. The Company made its first delivery of GMR evaluation units in FQ398.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales were 4.5% and 1.5% for the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively. The percentage increase was due to lower net sales. Expenses in dollars of $1.5 million in the third quarter of fiscal 1998 decreased $0.4 million from $1.9 million in the third quarter of fiscal 1997.

Interest Income and Expense. Interest income of $1.3 million in the third quarter of fiscal 1998 decreased $0.9 million compared to interest income of $2.2 million the third quarter of fiscal 1997 due to lower average cash balances. Interest expense of $3.3 million in the third quarter of fiscal 1998 increased slightly by $0.2 million compared to $3.1 million in the third quarter of fiscal 1997 due to varying interest rates.

Other Income and Expense. Other income was $0.3 million for the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that have been experiencing a volatility in exchange rates during fiscal 1998 which is expected to continue during the remainder of the fiscal year.

Nine Months Ended July 4, 1998
------------------------------

Net Sales. Net sales of $166.8 million in the first nine months of fiscal 1998 decreased 55.2% from net sales of $372.0 million in the same period of the prior fiscal year as inductive thin film products reach end of life. Due to production process problems with new MR products and a general slowdown in the disk drive industry, the Company has been unable to maintain sales volumes experienced with inductive thin film products during the same period in the prior year.

Gross Profit. As a percentage of net sales, gross profit was a negative 3.2% for the first nine months of fiscal 1998 compared to 36.3% in the same period of the prior fiscal year. The decrease in gross profit for the comparable periods was due to the reasons discussed under "Net Sales".

Research and Development. Research and development expenses as a percentage of net sales were 49.3 % and 10.1% for the first nine months of fiscal 1998 and fiscal 1997, respectively. Expenses in dollars of $82.3 million for the first nine months of fiscal 1998 increased $44.6 million from $37.7 million in the same period of the prior fiscal year. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR technology and on development of GMR technology. As a result, there continues to be a significant increase in R&D expenses during fiscal 1998 as the Company continues its transition from products with inductive thin film technology to products with MR technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales were 3.0% and 1.7% for the first nine months of fiscal 1998 and fiscal 1997, respectively. The percentage increase was due to lower net sales. Expenses in dollars of $5.1 million for the first nine months of fiscal 1998 decreased $1.1 million from $6.2 million for the first nine months of fiscal 1997.

Terminated Merger Costs. Merger costs of $2.9 million for the first nine months of fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous other expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation that was subsequently withdrawn by the Company on March 14, 1997.

Interest Income and Expense. Interest income of $4.8 million in the first nine months of fiscal 1998 decreased $1.3 million compared to $6.1 million in the first nine months of fiscal 1997 due to lower average cash balances. Interest expense of $9.6 million in the first nine months of fiscal 1998 increased slightly by $0.2 million compared to $9.4 million for the first nine months of fiscal 1997, due to varying interest rates.

Other Income and Expense. Other expense was $1.1 million for the first nine months of fiscal 1998 compared to other income of $0.7 million for the first nine months of fiscal 1997. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that have been experiencing a volatility in exchange rates during fiscal 1998 which is expected to continue during the remainder of the fiscal year.

Provision for Income Taxes. The Company's provision for income taxes for the nine months ended July 4, 1998, is primarily related to state minimum taxes and foreign taxes. The Company has no income tax provision, other than minimum tax, due to the utilization of the Company's net operating losses in the United States, and the fact that the Company operates in Malaysia where it has a tax holiday until 1999. The Company is exploring other tax incentives available in Malaysia after its current tax holiday expires. If the Company is unsuccessful in obtaining tax incentives or extending the tax holiday, the foreign earnings would be taxed at Malaysian statutory rates.

Liquidity and Capital Resources
-------------------------------

        At July 4, 1998, the Company's cash and cash equivalents decreased to $104.9 million from $162.3 million at September 27, 1997. Total debt, including notes payable, amounted to $168.1 million, an increase of $1.4 million from the balance outstanding at September 27, 1997, primarily due to an increase in capital lease debt. Total debt included $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006. Also included in total debt at July 4, 1998, was $49.3 million in Malaysian bank borrowings. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with four other banks, established in fiscal 1997, are unsecured. Additional borrowings available under all of the existing facilities were approximately $20.3 million at July 4, 1998. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. During the second quarter of fiscal 1998, one of the Company's Malaysian subsidiary credit facility agreements with a bank in Malaysia was cancelled by the bank due to non-use. The Company did not use the credit line due to its high interest rate. The total amount that was available to borrow under this facility was approximately $1.3 million. The Company was in compliance with all of its covenants at July 4, 1998.

        The Company has a secured, asset-based revolving line of credit of $35.0 million from CIT Group/Business Credit, Inc. which has been in place since January 1995. As of July 4, 1998 there were no borrowings outstanding and the balance available to borrow under this line of credit was approximately $0.5 million.

        In response to reductions in production schedules during the first quarter of fiscal 1998, the Company reduced its capital spending plan, in order to realign capacity requirements to the current level of business. For fiscal 1998, the Company reduced its capital plan from approximately $170.0 million to $90.0 million, which includes equipment to be obtained through operating leases. The capital plan is primarily related to continued development and production of MR technologies and products and development of GMR technology. Capital expenditures for the nine months ended July 4, 1998, were $33.2 million. In addition, the Company leased $38.4 million of production equipment through operating leases. Purchase commitments were approximately $10.3 million at July 4, 1998.

        During the fourth quarter of fiscal 1998, the Company believes that it will have sufficient cash flows from cash reserves, existing credit facilities and equipment lease financing alternatives to meet its operating and capital expenditure requirements. The Company's shipment and revenue growth and profitability have been impacted by the industry acceleration of the transition from inductive thin film to MR technology products and the Company's inability to qualify on new MR products with its customers. Future revenue and profitability will depend on the Company's ability to achieve qualification status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on its new products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could have a material adverse affect on the Company's future years' operations and competitive position.

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

Fluctuations in Quarterly and Annual Operating Results
        The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and customer-specific materials are ordered on the basis of such purchase orders. As customer programs reach end of life, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company, on occasion, and as recently as the first quarter of fiscal 1998, experienced cancellations and rescheduling of orders and reductions in quantities ordered as customer requirements changed. Cancellations, rescheduling and reductions of orders resulted in under utilization of production capacity and had a material adverse effect on the Company's results for the first nine months of fiscal 1998. The fourth quarter of fiscal 1998 operating results will continue to be impacted as the Company reaches end of life with its advanced inductive thin film products and works with its customers to qualify on their MR disk head technology products. The Company's operating results have in the past been and likely will in the future be adversely affected during periods when production capacity is underutilized.

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

        In recent years, the disk drive industry has experienced significant growth and the Company has expanded its capacity during the last two fiscal years to meet that growth. However, the disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. The disk drive industry entered into an oversupply condition in early 1998 and, as a result, head suppliers, including the Company, are experiencing competitive pricing pressures for their inductive thin film and MR heads. A continued decline in demand for hard disk drives, as experienced by the industry during the first nine months of fiscal 1998, has had a material adverse impact on the Company's operating results. A continued decline in demand for older products and the failure to bring new products to the market would have a material adverse effect on the Company's future operating results.

Significant Capital Needs
        The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. Capital expenditures for the nine months ended July 4, 1998 were $33.2 million. In addition, the Company leased $38.4 million of production equipment through operating leases during the same period. During fiscal 1998, the Company plans to spend approximately $90.0 million on capital expenditures, which includes operating lease commitments. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, existing credit facilities and equipment lease financing arrangements. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could have a material adverse affect on the Company's future operating results.

Short-Term Borrowings
        At July 4, 1998, the Company had approximately $49.3 million of short-term borrowings outstanding in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The loan facilities are used for the purchase of manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

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

        Read-Rite Corporation ("Read-Rite") has had substantially greater sales of inductive thin film and MR disk head products than the Company and has been the largest domestic competitor among independent inductive thin film and MR disk head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI") have a joint venture in Japan to make inductive thin film and/or MR wafers. Another domestic supplier of MR recording heads is Headway Technologies.

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

Volatility of Stock Price
        The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $17.38 to $60.50 per share during fiscal 1997 and ranging from $4.00 to $33.25 during the first nine months of fiscal 1998. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

Forward-Looking Information
---------------------------
        When used in Management's Discussion and Analysis, the words "believe", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements speak only as of the date hereof. All of the forward looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company's business that could cause actual results to differ materially from those projected. These factors include, but are not limited to: successful transition to volume production of MR and GMR disk head products with profitable yields; the limited number of customers and customer changes in short range and long range plans; dependence on continued customer demand for the Company's inductive thin film products for the second half of calendar 1998; competitive pricing pressures; changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to generate or obtain sufficient capital to fund its working capital needs; the Company's ability to control inventory levels; domestic and international competition in the Company's product areas; risks related to international transactions; and general economic risks and uncertainties.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit
         Number      Description
         ------      -----------

         10 Amendment dated June 25, 1998 to Letter Agreement of November 14, 1994 between the Company and the CIT Group/Business Credit, Inc.

         11          Statement re computation of per share information.

         27          Financial Data Schedule


      (b) Reports on Form 8-K. None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APPLIED MAGNETICS CORPORATION



Dated: August 17, 1998             /s/Craig D. Crisman
                                   -------------------------------
                                   Craig D. Crisman
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Financial Officer)


Dated: August 17, 1998             /s/Peter T. Altavilla
                                   ---------------------
                                   Peter T. Altavilla
                                   Corporate Controller
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.         Description                                       Page
--------------------------------------------------------------------------------
  10          Amendment dated June 25, 1998 to Letter Agreement of
              November 14, 1994 between the Company and the CIT
              Group/Business Credit, Inc.                              22

  11          Statement re computation of per share information.       24

  27          Financial Data Schedule                                  26

                                                                   EXHIBIT 10

The CIT Group/
Business Credit, Inc.
3rd Floor
300 South Grand Avenue
Los Angeles, CA  90071
Tel:  213 613-2575
Fax: 213 613-2588

June 25, 1998

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

The Company and CITBC hereby agree that the Agreement is amended, as follows:

      1.    The definition of "Availability Reserve" set forth in
            Section 1 of the Agreement is hereby amended by (a) deleting the word "and" after the semicolon and before the "ii)"; and (b) by deleting the period at the end of the definition, and inserting the following:

                  "; and (iii) the lesser of (a) $2,500,000.00 or
                  (b) Excess Availability (without taking this reserve into consideration), for so long as the Company is leasing equipment pursuant to the Master Lease Agreement, dated June 1, 1998 between the Company, as lessee and CITBC's affiliate, The CIT Group/Equipment Financing, Inc., as lessor."

      2. The following definition of "Liquidity" is hereby inserted in Section 1 of the Agreement between the definitions of "Line of Credit Fee" and "Loan
            Facility Fee":

                  "Liquidity shall mean the sum of i) the
                  Company's cash and cash equivalents, ii) the Availability, and iii) the maximum availability to the Company and Applied Magnetics Malaysia under the Maybank Agreement."

      3. Paragraph 12 of Section 7 of the Agreement is hereby amended by deleting the words "Intentionally Omitted" and inserting the following in lieu thereof:

                                      -1-

                  "The Company, and the Foreign Entities shall maintain, at all times, on a consolidated basis, a Liquidity of not less than $80,000,000.00".

      4. Notwithstanding anything to the contrary set forth in the Agreement, CITBC hereby consents to the following:

                  i)    The sale by the Company of certain
                        equipment to CITBC's affiliate, The CIT
                        Group/Equipment Financing, Inc. and the
                        lease by the Company of the same and
                        additional equipment from The CIT
                        Group/Equipment Financing, Inc.;

                  ii) The retention by the Company of the sale proceeds of the equipment sold to The CIT
                        Group/Equipment Financing, Inc.; and

                  iii) The granting by the Company of a lien to The CIT Group/Equipment Financing, Inc. on the Collateral, which lien shall be junior to CITBC's lien on such Collateral.

      5. Upon execution hereof by both parties hereto, this letter amendment shall be deemed effective from and after June 25, 1998.

Except as otherwise hereinabove provided, no other amendment or modification of the Agreement is hereby intended or implied.
If the foregoing is in accordance with your understanding, please so indicate by signing and returning to us the enclosed copy of this letter.

                              Very truly yours,

                              The CIT Group/Business Credit, Inc.


                              By:   /s/ William Shiao
                                    -------------------------
                                    William Shiao

                              Title:  Assistant Vice President


Acknowledged and Agreed

Applied Magnetics Corporation

By:    /s/Peter T. Altavilla
       ---------------------


Title: Controller
       ---------------------



                                      -2-

                                                                    EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)


                                                For the three months ended      For the nine months ended
                                                   July 4,      June 28,          July 4,      June 28,
                                                --------------------------      -------------------------
                                                    1998         1997              1998         1997
                                                    ----         ----              ----         ----
Income (Loss) Per Share:

Net income (loss)                                $ (35,842)      21,028         $(107,522)   $  83,991
                                                 =========    =========         =========    =========

Common shares outstanding                           23,968       23,681            23,917       23,489
                                                 =========    =========         =========    =========

Income (Loss) per common share                   $   (1.50)        0.89         $   (4.50)   $    3.58
                                                 =========    =========         =========    =========

Income (Loss) Per Common Share - Assuming
  Dilution:

Net income (loss) before adjustment                (35,842)      21,028          (107,522)      83,991
Add back subordinated debentures interest             --          2,012              --          6,038
Add back subordinated debentures amortization         --            107              --            321
Less tax impact                                       --            (84)             --           (254)
                                                 ---------    ---------         ---------    ---------
         Net income (loss) as adjusted           $ (35,842)      23,063         $(107,522)   $  90,096
                                                 =========    =========         =========    =========

Shares
    Weighted average common shares outstanding      23,968       23,681            23,917       23,489
    Dilutive effect of stock options                  --          1,040              --          1,309
    Assuming conversion of convertible
      subordinated debentures                         --          6,183              --          6,183
                                                 ---------    ---------         ---------    ---------
    Common shares - assuming dilution               23,968       30,904            23,917       30,981
                                                 =========    =========         =========    =========

Income (Loss) per common share
  assuming dilution:                             $   (1.50)        0.75         $   (4.50)   $    2.91
                                                 =========    =========         =========    =========

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Income (loss) per common share - assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, those shares are not included in the weighted average shares outstanding used in the calculation of basic and fully diluted loss per common share as of July 4, 1998.