Form 10-K
period 1998-10-03
APPLIED MAGNETICS CORP
filed 1998-12-23
CIK 6948

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON,D.C.

                             ---------------------

                                   FORM 10-K

[X] ANNUAL]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1998

[_] TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD
     FROM                 TO


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

                             ---------------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                            WHICH REGISTERED
       --------------------------                   --------------------------
         Common Stock, $.10 par
                  value                              New York Stock Exchange
        Preferred Stock Purchase
                 Rights                              New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of registrant was $185,317,135 as of December 17, 1998.

                   COMMON STOCK (PAR VALUE $.10) 24,106,294

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days following the registrant's fiscal year ended October 3, 1998 are incorporated by reference into Part III of this Form 10-K.

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

  Applied Magnetics is an independent manufacturer of magnetic recording heads and of head stack assemblies for disk drives. The Company manufactures advanced inductive thin film ("thin film") disk head products and is in the process of qualifying its 4.3 gigabyte per 3.5 inch disk magnetoresistive ("MR") disk head products, in each case, primarily to supply to manufacturers of 3.5 inch hard disk drives. The Company's products compete on the basis of price, performance, quality and availability. The Company has also begun development of disk head products based on the technology of giant magnetoresistance ("GMR"), also intended for computer drive applications. See "Technology" and "Products" sections for discussion of these products.

  Multimedia personal computers and high end computer applications such as network servers (Internet and Intranet), workstations and mainframes are driving the continued demand for greater data storage capacity and performance. In addition, the market growth of notebook and sub-notebook computers has increased demand for smaller form factor disk drives. In fiscal 1998 the industry accelerated the shift from inductive thin film to MR technology due to requirements for greater storage capacity and performance. MR disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than thin film disk heads, now represent the fastest growing segment of the recording head industry.

  The disk drive industry entered into a general slowdown late in the first quarter of fiscal 1998 and simultaneously accelerated the transition from disk drives using advanced inductive thin film recording heads to magnetoresistive recording heads. The Company's largest customer at the time, Western Digital Corporation ("Western Digital"), sharply reduced its production schedules as a reaction to the hard disk drive oversupply in the industry's distribution channel. As a result, the Company experienced significant cancellations, production reschedules and price reductions that impacted revenue, operating and financial results throughout fiscal 1998. The Company was late to market with its 2.1, 2.8, and 3.4 gigabyte per 3.5 inch disk MR products. As a result, MR head shipments were not a significant source of revenue in fiscal 1998. The Company expects to ship inductive thin film products at the 2.1 gigabyte per 3.5 inch disk capacity point through the second quarter of fiscal 1999. During fiscal 1998, market conditions in the disk drive industry served by the Company were characterized by continued short product life cycles and intense competition. The industry product life cycle is currently running approximately 9 to 12 months.

  In response to reductions in production schedules, the Company reduced expenditures, including capital spending, in order to realign costs to the decreased level of business. In addition, the Company shut down its manufacturing facility in Ireland in order to consolidate foreign manufacturing operations. A pre-tax restructuring charge of $8.4 million was recorded during the first quarter of fiscal 1998, primarily related to the shutdown of the Ireland facility. Included in the charge was the write-down of certain tooling and equipment. The Company also decreased worldwide headcount from approximately 8500 to 5200 employees by the end of fiscal 1998.

  The Company has focused its long-range growth strategy on MR and GMR disk head technologies and believes that GMR disk heads, which ultimately afford greater recording densities and other performance advantages as compared to either thin film or MR heads, represent the next important magnetic recording head technology.

  Fiscal 1999 will be another year of significant technology transition, as the Company continues its product evolution from predominantly inductive thin film to MR and GMR technology. The Company made significant technology investments in fiscal 1998 and strengthened its MR development infrastructure, by reorganizing its Wafer Development group, adding new management and engineering personnel with significant MR experience, expanding its MR and GMR wafer fabrication facilities and converting its inductive thin film wafer fabrication facility and equipment to have the capability of manufacturing the inductive thin film write element for MR and GMR heads. A successful transition will, however, require the Company's engineering and production resources to meet their targeted design and process development plans, achieve timely qualification on customer MR and GMR drive programs and execute planned production ramps of these products. Failure to achieve program qualification in a timely manner could have a material adverse effect on the Company's financial results.

  The Company announced plans to merge with DAS Devices, Inc., on November 25, 1998. DAS was founded in 1996, primarily as a research and development center focused on MR and GMR product development. The combination of the two companies seeks to combine DAS Devices' proprietary and patented state-of-the-art wafer technology with the Company's high volume manufacturing capability. The merger is expected to allow the Company to accelerate its time to market performance and enhance the production readiness of GMR technology at areal densities up to 5 gigabytes per square inch, capable of recording 6.4 gigabytes on a 3.5 inch disk. Prototype units for GMR products targeting both
6.4 and 8.5 gigabytes per 3.5 inch disk have been made available for customer evaluation.

DISK DRIVE INDUSTRY

  Hard disk drives are the predominant high capacity data storage device used in all classes of computers. Hard disk drives typically include one to ten disks onto and from which data is recorded and retrieved by two to twenty recording heads. These heads are positioned by an actuator assembly to fly within a microinch, or less, on one or both sides of each disk. The head (or "slider") attached to a suspension assembly comprises a head gimbal assembly ("HGA"). Multiple HGAs, assembled together with other components, comprise a head stack assembly ("HSA"). The Company supplies both HGAs and HSAs to disk drive manufacturers.

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

  The Company experienced a sudden drop in the demand for its family of inductive thin film heads starting in the middle of its first fiscal quarter of 1998. This drop in demand was due in part to an overall softening in the disk drive industry, demand for recording heads and in part due to a rapid industry wide adoption of MR based recording head technology in the desktop platform. The Company was unable to respond to this shift and as a result failed to achieve qualification on several desktop programs at the 2.8 and 3.4 gigabyte per 3.5 inch disk capacity points. As a result, the Company experienced a rapid sequential decline in revenue each quarter during fiscal 1998. The overall market demand entering fiscal 1999 has improved as excess disk drive inventory that has been present in the channel for most of the past year appears to have been reduced to normal levels. As a result, many disk drive manufacturers have generally indicated a firming in demand for their products and growth should more closely parallel the forecasted growth in PC unit shipments.

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

  The disk drive industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers and systems companies. Due to the small number of disk drive manufacturers and systems companies requiring independent sources of supply for magnetic recording heads, the Company's customer base is likely to remain concentrated. In addition, the customer base may become more concentrated if disk drive manufacturers that do not have their own internal capabilities for designing and producing disk heads adopt and implement further vertical integration strategies. The Company believes that industry conditions and economic factors will continue to create an environment in which drive manufacturers will require, as their primary source of supply, independent suppliers of magnetic recording heads and in which vertically integrated disk drive and systems companies will require alternative or "secondary" sources of supply. However, the further consolidation or integration of one or more of the Company's major customers with other disk drive or disk head firms could have an adverse effect on the Company's business. Such occurrences, however, could potentially be offset by the entry of new manufacturers in the disk drive market. See "Competition" for further discussion.

TECHNOLOGY

  Magnetic disk heads are electromechanical devices that record ("write") data onto and retrieve ("read") data from the magnetic layers of magnetic data storage disks. The principal elements of an inductive magnetic recording head are a magnetic core, which is interrupted by a non-magnetic gap, and an electrically conducting coil wrapped or deposited in turns around the core. To write data, a current is passed through the coil, thereby inducing a magnetic field in the core. Since the core is interrupted by a non-magnetic gap, the magnetic field must "fringe" out from the gap, and in doing so, it magnetizes a segment of the disk. Reversing the direction of the current reverses the polarity of the next magnetized segment of the disk as it passes by the gap of the head, thus allowing data to be encoded as a pattern of reversing polarities. To read data, the previously encoded disk is again passed by the head and the reversing magnetic polarities induce reversing magnetic fields in the core. These reversing magnetic fields in the core generate correspondingly reversing currents in the coil, which are sensed and decoded by the drive circuitry. Inductive thin film heads are produced with processes originally adapted from semiconductor manufacturing, in which thin films of magnetic, conductive and insulating materials are deposited on a nonmagnetic substrate to form the core and the electrical coils of the head.

  In contrast to an inductive disk head, which is typically designed to "read" and "write" data using a single inductive element, an MR disk head uses an inductive thin film element to "write" data onto the disk (as described above) and a separate MR element to "read" data from the disk. The MR read element incorporates a magnetoresistor whose electrical resistance changes in the presence of a magnetic field. As the encoded disk is passed by the read element, the disk drive circuitry senses and decodes the changes in electrical resistance caused by the reversing magnetic polarities. The greater sensitivity of MR read elements provides higher signal output per unit of recorded track width on the disk surface. As a result, MR disk heads have certain design and performance advantages over inductive heads, particularly in high performance disk drive applications. In addition, MR disk heads can read data from a rotating disk independent of the speed of rotation, thus allowing these devices to read data more reliably from small form factor disks in which linear velocities are inherently lower. MR disk heads also allow for optimization of read and write gaps independently. Typical inductive heads incorporate a single gap for both read and write functions. As with inductive thin film heads, MR disk heads are produced utilizing semiconductor-like manufacturing processes to deposit and pattern thin films of magnetic, conducting and insulating materials on a nonmagnetic substrate to form the MR head elements.

  The Company believes that GMR disk heads represent the next important magnetic recording head technology. As with an MR head, a GMR head utilizes a separate inductive thin film write element in conjunction with the read element. In this case, the read element is formed from smaller, more complex magnetoresistive structures, which exhibit even higher (hence, "giant") sensitivity to the reversing magnetic fields from the disk. This effect, known as giant magnetoresistivity, allow GMR heads to achieve even higher areal densities and performance levels than either inductive thin film or MR disk heads.

  Disk drive storage capacity and performance are largely determined by the magnetic properties and interface of the recording head and disk. The design geometries and magnetic materials of the recording head are each optimized to achieve required performance, and are selected to provide appropriate writing and maximum readback signal levels. Higher data densities typically require that the head fly both closer to the disk and at more uniform flying heights across the disk or, alternatively, that the head maintain a light contact with the disk at a point near the head's gap, with the disk sliding over this portion of the head (known as contact recording). This is influenced by the size and mass of the head and by its hydrodynamic air bearing design and performance characteristics, which are also optimized to achieve required performance in the disk drive.

  Historically, thin film disk heads have represented more cost-effective design alternatives for hard disk drives than have MR disk heads. However, as demand for higher capacities and higher performance from disk drives has grown, there has been a corresponding increase in demand for disk heads that provide higher areal densities and data transfer rates. This technology and market shift has resulted in disk head specifications that now predominantly require higher performance MR heads. Further, the Company believes that rapidly increasing areal density requirements will result in a demand for even higher performance GMR heads, beginning in fiscal 1999.

PRODUCTS

  During fiscal 1998, the Company qualified and made volume production shipments on new disk drive programs which required inductive thin film products. The Company's inductive thin film products are produced in volume for 3.5 inch disk drives to achieve areal densities of up to approximately 1.5 gigabits of data per square inch of disk surface, providing data storage capacities of up to 2.1 gigabytes per 3.5 inch disk. However, this is expected to represent the last new generation of inductive thin film products, as the Company's product mix transitions to MR and GMR technology during fiscal 1999.

  During fiscal 1998, the majority of the disk head products supplied by the Company were in the "picoslider" or "30%" form factor (in which the slider is approximately 30% of the size, in each of its three dimensions, of the original inductive thin film slider). The Company has been and continues to develop MR products in both the picoslider and the larger "nanoslider" (or "50%") form factor, as well as GMR products in the picoslider form factor.

  Development and commercialization of both MR and GMR disk heads continued to be a major investment for the Company in fiscal 1998. During fiscal 1998, the Company shipped prototype and qualification samples of MR disk head products to selected customers for drive applications with recording densities of up to
3.4 gigabits per square inch, corresponding to storage capacities of up to 4.5 gigabytes per 3.5 inch disk. In addition, during fiscal 1998, the Company shipped its first samples of GMR disk heads, aimed at products with densities up to about 4.75 gigabits per square inch and capacities of about 6.5 gigabytes per 3.5 inch disk. During fiscal 1999, it is anticipated that both the MR and GMR products at these capacity points will enter volume production. This will require the Company's engineering and production resources to successfully meet their targeted design and process development plans, achieve qualification on customer drive programs and execute the planned production ramps. Failure to achieve volume production for MR and GMR products on a timely basis may have a material adverse effect on the Company's financial results.

MANUFACTURING

 Wafer / Slider Fabrication

  MR, GMR and inductive thin film transducers are manufactured using a semiconductor-like wafer fabrication process. This process involves photolithography, vacuum deposition, wet chemical and plasma etching and precision electroplating technologies. The Company's two wafer fabrication facilities in Goleta, California, are based on 150mm (approximately six inch) diameter round substrates. In fiscal 1997, production of inductive thin film products transitioned from the nanoslider form factor, where approximately 8,400 individual (unyielded) sliders can be produced from each six inch wafer, to the picoslider form factor, where approximately 14,700 individual (unyielded) sliders can be produced from each wafer. The majority of the Company 's revenue in fiscal 1998 was from the inductive thin film picoslider form factor. During fiscal

1998, the Company developed MR products which can be processed as either nanoslider or picoslider form factor. GMR products will be processed in the picoslider form factor and are expected to transition from the primarily nanoslider footprint of MR in the later part of fiscal 1999.

  In the first fiscal quarter of 1998, the Company completed the second phase of its wafer facility expansion in Goleta, California, which, when fully equipped and tooled, will have the capacity to produce over 500 MR and/or GMR wafers per week. Completed wafers are then sliced into row bars containing 29 sliders per bar for the nanoslider form factor and 44 sliders per bar for the picoslider form factor. Row bars are then shipped to Penang, Malaysia for further processing.

  Rows are converted into individual sliders in the Company's slider fabrication facility in Penang, Malaysia. This process involves high precision lapping as well as photolithography and ion milling technologies utilized to define the critical air bearing geometries which allow the head to fly at about one microinch above the disk surface. On inductive thin film products, photolithography and ion milling technologies are also used to define pole tip geometries and hence recording densities produced by the heads. For MR and GMR products, a thin, hard carbon overcoat is vacuum deposited onto the air bearing surface of the head in order to improve the performance of the head/disk interface and to provide added protection for the magnetic elements of the head.

  All of the aforementioned processes and their process yields directly define final production output and Company revenue. Typically, new head designs require higher performance and place increasing demands on process technology. The Company's ability to execute depends on its ability to develop new processing technology, maintain control over its processes and ramp these new products into production volume in a timely and cost effective manner. The Company believes that development of new products involving MR and GMR technologies will be critical to future revenue.

  The Company believes that future demand for recording heads will continue to grow. To meet this demand, it will be critical that wafer and slider output increase. This increase will be dependent on the Company's ability to generate the required capital funding. If the Company is unable to obtain the required funds in sufficient amounts and at the required times, its future revenues could be adversely affected. See "Liquidity and Capital Resources" under Item 7.

 Assembly and Test

  The Company assembles all of its volume production of HGAs and HSAs outside of the United States. Principal manufacturing sites are in Penang, Malaysia; Chung-Ju, South Korea ("Korea"); and Beijing, Peoples Republic of China ("China").

  In HGA assembly, wire elements or flexible circuitry are attached to bond pads on the slider and the slider is then bonded to the stainless steel flexure/suspension. The Company then tests the head's read/write capability and the circuit integrity of the magnetic elements. The HGAs, along with the actuator coil and a flexible printed circuit cable are mounted on the actuator to form a headstack assembly ("HSA") which allows the heads to be positioned within the disk drive. The HSA also includes a write/read preamplifier and head selection circuitry and may include other miscellaneous parts such as bearings, a voice coil and a connector, depending on the design of the customer's disk drive. In fiscal 1998, the Company completed various projects to mitigate electrostatic discharge ("ESD") effects on sensitive MR and GMR elements, and control of contamination sources due to lower flying height sensitivity.

  The Company also maintains contractual relationships with unaffiliated parties that provide manufacturing space and contract labor in Korea, Malaysia, China and the Philippines. The Company plans on continuing such relationships in the future, as required by production demand.

  In fiscal 1998, due to decreasing production volume, the Company closed its Dublin, Ireland assembly plant and terminated several sub-contract assembly relationships.

  From time to time, during periods of growth, the Company has experienced a shortage of direct labor at its manufacturing locations. However, it is anticipated that existing manufacturing facilities and contract labor relationships are adequate to meet the Company's projected market and customer demand during fiscal 1999.

  The Company's foreign operations can be subject to risks associated with currency exchange fluctuations, government approvals, political instability, currency restrictions, trade restrictions, labor unrest, changes in tariff, and the like. Experience indicates that these factors have not produced significant liability, but there can be no certainty that these factors will not impact the Company's future operations.

  The HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins, slower inventory turns, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles, and varying product life spans between different HSA models. There can be no assurance that the Company's HSA operations will continue to be successful; the failure of such operations would have a material adverse effect on the Company's business, operating results and financial condition.

  The cost of purchased components incorporated into the Company HSAs represents a substantial percentage of the total cost of manufacturing such products. Accordingly, the Company's ability to maintain adequate margins in the face of constant price erosion is principally a function of its ability to obtain price reductions from its component vendors, to continuously improve manufacturing yields and to improve productivity. Additionally, the Company anticipates lower manufacturing yields and higher costs during the initial production phase of MR and GMR heads in comparison to inductive thin film heads primarily due to the process learning curve associated with the introduction of the newer technology. As the Company continues to advance along the process learning curve as it relates to MR and GMR head production, manufacturing yields are expected to increase during fiscal 1999. There can be no assurance that the Company will be able to achieve component cost levels, manufacturing yields and productivity levels necessary to achieve adequate profitability.

RESEARCH AND DEVELOPMENT

  The Company commits substantial resources to technology, product and process development in order to meet its customers' continuing demands for higher performance disk heads for successive disk drive product families. Technology development activities relate to creating technological advances required for new product development and the advancement of production processes required in new product manufacturing (e.g., development of smaller form factor products, advanced materials and structures, constant flying height, contact air bearing recording technologies and the development of MR and GMR technologies). In addition, development activities focus on conceptual formulation, design and testing of new product alternatives and construction of prototypes. Development activities relating to advanced disk head products are predominantly performed at the Company's Goleta, California location. In addition, the Company also has engineering and technical staff located at various production operations worldwide to provide manufacturing process and integration support.

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

  The Company's recent research and development ("R&D") efforts have been primarily devoted to commercialization of MR and GMR disk head technology products. Research and development expenses were $114.7 million, $52.5 million and $50.9 million in fiscal years 1998, 1997 and 1996, respectively. The Company believes that its existing cash resources, existing credit facilities, lease financing arrangements and expected operating results will provide sufficient financial resources to fund its ongoing research and development activities in fiscal 1999.

  On November 25, 1998, the Company announced plans to merge with DAS Devices Inc. ("DAS"). DAS was founded in 1996, primarily as a research and development center focused on MR and GMR product development. The Company and DAS, have entered into a definitive agreement whereby a wholly owned subsidiary of the Company will merge with and into DAS, which will then become a wholly owned subsidiary of the Company. Upon completion of the merger, the stockholders of DAS will receive approximately 13 million registered shares of the common stock of the Company. The Company has also entered into an agreement with certain institutional investors to raise $20 million dollars simultaneously with the completion of the merger, through a private placement of common equity. The terms of this merger are still subject to shareholder approval.

  The merger of the two companies will combine DAS Devices' proprietary and patented state-of-the-art wafer technology with the Company's high volume manufacturing capability. It is anticipated that the merger will allow the Company to accelerate its time to market performance and enhance the production readiness of GMR technology at areal densities up to 5 gigabytes per square inch, capable of recording 6.4 gigabytes on a 3.5 inch disk. Prototype units for GMR products targeting both 6.4 and 8.5 gigabytes per 3.5 inch disk have been shipped to customers for initial evaluation.

SOURCES OF SUPPLY

  The Company relies on Sumitomo Corporation as its principal supplier of substrates which are used to produce wafers for the Company's thin film and MR and GMR disk heads and on multiple independent suppliers for other materials used in the manufacturing process. The Company purchases suspension assemblies from Hutchinson Technology, Incorporated and various other manufacturers. The Company also manufactures suspension assemblies internally. Although the Company has not experienced significant limitations on the availability of these materials, shortages could occur in the future. Such developments could disrupt the Company's production volume and have an adverse effect on the Company's operations.

  For most customers, the HSA component materials (non-HGA) are typically sourced, negotiated and controlled by the customer and not the Company. Failure by the Company's customers to properly develop such component suppliers' technology and install sufficient capacity could have a material adverse effect on the Company's revenue.

CUSTOMERS AND MARKETING

  The Company's customers in fiscal 1998 included, among others, Western Digital and Samsung Electronics Co., Ltd., ("Samsung").

  The Company's magnetic recording disk heads are sold in the United States and foreign countries by its direct sales personnel, with the exception of Japan, where Hitachi Metals, Ltd. ("HML") acts as the Company's sales representative.

  Western Digital represented approximately 72% of net sales during the year ended October 3, 1998. During the first fiscal quarter of 1998, Western Digital announced expected lower revenues and profits for that quarter, the action was taken as a result of Western Digital's response to disk drive oversupply in the industry's distribution channel and to increasing pricing pressures. The Company was then notified of significant reductions to its order backlog due to Western Digital's plan to substantially transition from thin film to MR disk drive productions by the end of the third fiscal quarter of 1998.

  Samsung represented approximately 27% of net sales during fiscal 1998. Samsung has been among the fastest growing suppliers of hard disk drives in 1998 and continues to manufacture drives based on both inductive thin film and MR recording head technology.

  In October 1998, Quantum Corporation ("Quantum") and Matsushita Kotobuki Electronics Industries, Ltd. ("MKE") announced an agreement to dissolve the MKE-Quantum Components LLC ("MKQC") recording head joint venture and attempt to sell its U.S. operations. MKE announced its intent to continue to make slider and HGA and HSA assemblies in its Batam, Indonesia facility in support of its drive production relationship with Quantum. The Company derived less than 1% of revenue from Quantum during fiscal 1998.

  MR and GMR program qualifications are under way with new customers in order to increase the size of the Company's customer base. The Company's ability to obtain new orders from customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of successful deployment of new technologies by their competitors or various other factors. A significant reduction in orders or the loss of a major customer, which could occur for a variety of reasons, including bankruptcy, could have a material adverse effect on the Company's future operating results. In addition, there can be no assurance that disk drive and systems companies will not continue to vertically integrate and acquire the ability to produce disk heads for their own use. Further consolidation of the disk drive industry may reduce the number of disk drive programs requiring the Company's products and may increase credit risks for the Company due to the concentration of its customers. As a result, there is no assurance that vertical integration of disk drive and system companies and consolidation within the disk drive industry will not have a material adverse effect on the Company's future operating results.

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

  The Company needs to be successful in achieving "design-in" positions with certain customers on certain disk drive programs. There can be no assurance that the Company will successfully obtain "design-in" positions on a sufficient number of the new disk drive programs that it is currently pursuing or that it expects to pursue, or that, after having achieved this position on any given customer program, it will not experience difficulties in obtaining desired levels of production volumes on a timely basis. The failure to secure and satisfactorily perform against orders for volume shipments of MR and GMR disk heads could result in customer cancellations, reschedules and diversion of certain orders to the Company's competitors. To the extent any significant orders for the Company's MR disk or GMR heads are canceled, rescheduled or diverted, such actions could have a material adverse effect on the Company's operations. See "Disk Drive Industry" for further discussion.

COMPETITION

  The Company competes with other independent recording head suppliers, as well as disk drive companies and systems companies that produce magnetic recording heads used in their own products. Fujitsu, Ltd., Hitachi, Ltd., IBM and Seagate Technology, Inc. ("Seagate"), produce some or all disk heads for their own use. All of these companies have significantly greater financial, technical and marketing resources than the Company.

  IBM has made its recording head products available in the original equipment manufacturers ("OEM") market to competing drive manufacturers. During 1997, IBM expanded its disk drive and disk components business, including its MR technology, by selling to OEM's. Historically, IBM had been a vertically integrated company, producing heads only for internal use. The Company's competitive position could be adversely affected if IBM continues to be successful in marketing its advanced MR and GMR products at competitive prices. On April 30, 1998, Western Digital and IBM entered into a letter of intent for a broad-based hard drive component supply and technology licensing agreement. IBM plans to supply Western Digital with its GMR heads and other components for desktop hard drives. Western Digital expects to introduce desktop hard drives based on IBM products and designs in the first half of calendar year 1999. However, the agreement does not preclude other head suppliers, such as the Company, from competing on future non-IBM desktop programs at Western Digital, as well as on all Enterprise Storage Group ("ESG") programs.

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

  Read-Rite Corporation ("Read-Rite") has had substantially greater sales of disk head products than the Company and has been one of its largest competitors among independent disk head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI"') have a joint venture in Japan to make disk head wafers.

  Currently, several large Japanese companies, each with considerably more resources than the Company, compete in the independent head market and have had considerable success in gaining market share. Alps Electric Corporation, Ltd., TDK Corporation (and its SAE Magnetics, Ltd. subsidiary,) and Yamaha Corporation continue to aggressively develop and market recording heads.

  Other independent recording head manufacturers that are shipping, or intend to ship, to the OEM marketplace include Headway Technologies, Inc., Silmag, Kaifa Technology, Inc. and Hitachi Metals Ltd.

  The principal competitive factors in the markets the Company addresses are price, product performance, quality, product availability, responsiveness to customers and technological sophistication. The disk head industry is intensely competitive and largely dependent on sales to a limited number of disk drive manufacturers and systems companies. See "Customers" for further discussion.

BACKLOG

  The Company's backlog of open orders scheduled for delivery within six months at October 3, 1998 was approximately $10.8 million, compared to approximately $137.5 million at September 27, 1997. Backlog includes only firm orders for which the customers have released a specific purchase order and a specified delivery schedule. Backlog decreased year to year as a result of failure to qualify on MR programs and rapid transition away from inductive thin film products.

  The Company receives purchase orders from its customers which express the customers intentions to purchase, at stated unit prices, certain quantities of products during a specified period, generally for one to two quarters. Orders are subject to rescheduling provisions which permit increases or decreases in volume of shipments during a specified period. In addition, at times of supply shortages, the Company believes it is a common practice for disk drive manufacturers to place orders in excess of actual requirements. Conversely, during periods of soft demand the Company has experienced cancellation and rescheduling of orders, reductions in quantities, shorter order lead time and repricing as customer requirements change.

  The contractual arrangements between the Company and most of its customers permit the Company to assert claims for cancellation costs and expenses in these circumstances. However, the resolution of these claims is often a lengthy and extensively negotiated process, resulting in a compromise arrangement in which, among other things, the Company and the customer may agree that the claimed amount to be paid is reduced or that the Company will continue to deliver and the customer will accept all or part of the cancelled order over an extended period of time at reduced unit prices.

  In previous years, particularly those in which the disk drive industry was experiencing overcapacity and intense price competition conditions, certain of the Company's customers reduced order backlog, delayed shipment dates and requested extended payment terms and price concessions. In December of 1997, Western Digital reduced its order backlog as it transitioned from inductive thin film to MR disk drive production sooner than planned. These circumstances could continue to occur in future periods which could adversely affect the Company's revenues and profitability. Further, as a result of the foregoing factors, the Company's backlog may not be indicative of product shipments in any future period.

EMPLOYEES

  As of October 3, 1998, the Company had approximately 5,200 employees of whom approximately 1,000 were located in California and approximately 4,200 were located in Asia. The Company's employees located in Korea are represented by a labor union, and the Company's Korean operations have, from time to time in past years, been affected by labor disruptions and slow downs. In response to the accelerated product transition from inductive thin film to MR, as well as the reduction in production schedules experienced in fiscal 1998, the Company closed its facility in Ireland and reduced employment in Goleta and Asia by approximately 3000 employees.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and patent protection. The Company has been issued a number of United States and foreign patents and has additional patent applications pending. There is no assurance that patents will be issued with respect to such applications or that any patents issued to the Company will protect the Company's competitive position. The Company believes its competitive position is more dependent on the technological know-how and creative skills of its personnel than on patent rights.

  The Company and IBM hold cross licenses with respect to certain patents held by each of them. Such cross licenses do not include any patents filed by IBM after January 1, 1991, nor any patents filed by the Company after July 1, 1991.

  In November 1993, the Company and Hutchinson Technology, Incorporated ("HTI") entered into a Cross-License and Joint Research and Development Agreement (the "HTI Agreement"), under which the Company and HTI hold licenses with respect to certain patents held by each of them, concerning suspension assemblies, to make, use and sell such products. The Company's purpose of entering into the HTI Agreement was to avoid possible future infringements, thereby reducing the prospects for disputes and litigation. See also "Sources of Supply."

  In September 1992, the Company and Hitachi Metals, Ltd ("HML") entered into a License and Technology Development Agreement under which HML received licenses to certain of the Company's patents. This agreement also provided for joint ownership of jointly developed inventions, and the Company has several U.S. patents and pending patents jointly held with HML.

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

  The Company has been identified as a potentially responsible party at a hazardous waste facility operated by the Omega Chemical Company in Whittier, California. Omega Chemical was employed by the Company for purposes of waste chemical disposal from 1987 to 1990 and was subsequently cited for stockpiling waste chemicals and for allowing leaking containers to contaminate their site. Omega has declared bankruptcy and a cleanup order was issued to the Company along with other customers of Omega. A site remediation plan is being prepared for submission to the U.S. Environmental Protection Agency ("EPA"). While the U.S. EPA cannot predict how they will respond to the remediation plan, it is expected that they should respond within the next two years.

  On July 13, 1994 the California Regional Water Quality Control Board ("CRWQCB") issued a clean up and abatement order to the Company concerning property previously used and owned by the Company on Ward Drive in Goleta, California. As a result of the order, the Company has been required to carry out an environmental study to determine the extent of contamination related to chemicals used by the Company at this site. This study involved taking a number of soil samples and sinking several test wells to test the ground water and monitor the water's condition over a twelve month period. The soil sample work is complete and showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. These contaminants have either remained constant or declined in concentration over the past twelve month period. The CRWQCB has extended the monitoring requirements to an adjacent site and has required the Company to continue monitoring at a reduced sample frequency. Further testing indicates a slight increase in water contaminants and the CRWCB has required the Company to implement a remediation project. The schedule calls for pilot testing to be completed by December 1998, and full scale remediation to begin no later than April 1999.

CERTAIN ADDITIONAL BUSINESS FACTORS

 Technological Changes

  The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify for disk drive manufacturers' programs. During fiscal 1995, the Company shifted from production of ferrite disk heads to thin film disk heads, which offered superior performance characteristics over ferrite disk heads and were competitively priced. The Company furthered its technological development from the thin film microslider to the nanoslider form factor and during fiscal 1995, substantially all thin film shipments were nanoslider products. During fiscal 1996 and continuing through fiscal 1997, the Company experienced increased customer demand and significant revenue growth and profitability with its inductive thin film products. This success was due primarily to continued timely production ramps on a number of thin film programs and successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. During fiscal 1997, the Company developed and began to produce in volume thin film picoslider products and during fiscal 1998, the majority of all thin film shipments were picoslider products. During fiscal 1998, the Company faced reduced customer demand and significant reductions in revenue and profitability, due in part to the Company's inability to qualify its MR products on customer programs. During fiscal 1999, the Company faces technology evolutions from thin film to MR and GMR disk head technologies. There can be no assurance that the Company will successfully qualify for disk head manufacturing programs or that it will not experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance.

 Significant Capital Needs

  The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as MR and GMR disk head products. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. The Company expanded production facilities and purchased manufacturing equipment in fiscal 1998 totaling $39.2 million. In addition, the Company leased $40.3 million of production equipment through operating and capital leases, with terms of up to five years. During fiscal 1999, the Company plans to purchase or enter into lease financing for approximately $40 million of manufacturing equipment and facility improvements. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, cash flow from operations, existing credit facilities and lease financing arrangements. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could materially adversely affect the Company's future operating results.

 Short Term Borrowings

  At October 3, 1998, the Company had outstanding approximately $55.5 million of short term borrowings in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand and have no termination date. The loan facilities are used for manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

 Fluctuations in Quarterly and Annual Operating Results

  The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company experienced substantial losses in fiscal 1998. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled and customer-specific materials are ordered on the basis of such purchase orders. As customer programs mature, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company experienced cancellation and rescheduling of orders and reductions in quantities ordered in fiscal 1998. As a result, the Company closed its Ireland facility to consolidate offshore operations and recorded an $8.4 million pre-tax restructuring charge. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company's future operating results. The Company's operating results have in the past and likely will in the future be adversely affected during periods when production capacity is underutilized.

 Dependence on Foreign Operations

  The Company conducts substantially all of its production, assembly and test operations in its facilities in Korea, Malaysia and China. In addition, the Company has contractual relationships with unaffiliated parties who conduct manufacturing and assembly operations for the Company in Korea, Malaysia, and the Philippines. The

Company's operations, from time to time in recent years, have been affected by labor disruptions, slow downs and labor shortages. In addition to risks of labor disruption, civil unrest and political instability, the Company's foreign operations subject it to delays in obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, trade restrictions and transportation problems.

 Volatility of Stock Price

  The market price of the Company's common stock has been volatile, with closing market prices ranging from $4.00 to $33.25 per share during fiscal 1998. The trading price of the Company's common stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's common stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 17, 1998:

     NAME                 AGE                POSITION OR OFFICE
     ----                 --- -------------------------------------------------
     Craig D. Crisman....  57 Chairman of the Board and Chief Executive Officer
     Peter T. Altavilla..  45 Corporate Controller and Secretary

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

ITEM 2. PROPERTIES

  Certain information concerning the Company's principal properties at October 3, 1998 is set forth below:

                                                                                  SQUARE
LOCATION                            TYPE                    PRINCIPAL USE         FOOTAGE OWNERSHIP
--------                 --------------------------- ---------------------------- ------- ---------
Goleta (Santa Barbara),
 California............. Headquarters, office, plant Marketing and manufacturing, 217,000   Owned
                          and warehouse               Research and engineering
Goleta, California...... Office                      Administration                16,568  Leased
Penang, Malaysia........ Office, plant & warehouse   Manufacturing                208,000   Owned*
Chung Ju, Korea......... Office, plant & warehouse   Manufacturing                293,000   Owned
Republic of Singapore... Office                      Customer Support               6,000  Leased

---------------------
*    Property held as collateral for Malaysian revolving credit facility. See
     Note 6 to the Notes to Consolidated Financial Statements under Item 8.

     The Company sold a building in Dassel, Minnesota on December 11, 1998, which was leased by the Company to the acquirer of a subsidiary which was previously sold by the Company.

     The facility in Dublin, Ireland was sold in April 1998, as part of the Company's consolidation of its offshore facilities.

     One facility in Chung Ju, Korea, comprising 93,000 square feet is being offered for sale.

     The Company believes its existing manufacturing facilities are adequate to support customer requirements during fiscal 1999.

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

                                                                 HIGH     LOW
                                                                ------- --------
       Fiscal year ending September 27, 1997
        First Quarter.......................................... $31 7/8 $17 3/8
        Second Quarter.........................................  60 1/2  27 3/8
        Third Quarter..........................................  36 1/2  22 3/8
        Fourth Quarter.........................................  38 5/8  22 1/4
       Fiscal year ending October 3, 1998
        First Quarter.......................................... $33 1/4 $11 1/8
        Second Quarter.........................................  13 7/8  10 5/16
        Third Quarter..........................................  11 7/8   4
        Fourth Quarter.........................................   6 5/8   4 3/16

  At December 17, 1998, there were approximately 1,847 record holders of the Company's Common Stock.

  There were no cash dividends paid by the Company during the fiscal years 1998 or 1997. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

                         APPLIED MAGNETICS CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER        1998       1997     1996     1995      1994
SHARE AND EMPLOYMENT AMOUNTS)  ---------  -------- -------- --------  --------
OPERATIONS
Net sales..................... $ 183,597  $494,839 $344,754 $292,600  $275,927
Net income (loss).............  (155,368)   96,116   32,218    1,748   (52,670)
Net income (loss) per share:
 Income (loss) per common
  share....................... $   (6.49) $   4.08 $   1.41 $   0.08  $  (2.39)
 Income (loss) per common
  share--assuming dilution....     (6.49)     3.37     1.21     0.08     (2.39)
Weighted average number of
 common shares outstanding:
 Common shares................    23,931    23,567   22,913   22,145    22,082
 Common shares--assuming dilu-
  tion........................    23,931    31,011   30,173   22,472    22,082
Order backlog................. $  10,752  $137,508 $116,262 $107,466  $ 64,781
Year-end employment...........     5,154     8,431    6,401    5,478     5,531
BALANCE SHEET
Working capital (1)........... $  13,399  $161,164 $117,882 $ (5,963) $(36,443)
Total assets..................   299,518   477,988  359,450  246,817   220,556
Total debt....................   176,845   166,731  163,917   69,629    67,151
Shareholders' investment......    85,960   240,781  139,699  103,592    98,433

---------------------
(1) This balance includes borrowings outstanding under loan facilities with Malaysian banks which are callable on demand and have no termination date. The balances for the years ended October 3, 1998, September 27, 1997, September 28, 1996, September 30, 1995 and 1994 were $55.5 million, $50.2 million, $45.8 million, $46.9 million and $46.1 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  In fiscal 1998, the disk drive industry entered a period of slowdown coupled with an accelerated transition from the use of inductive thin film to MR disk head products. The Company experienced purchase order cancellations, production reschedules and price reductions related to the industry slowdown and is late to market with its MR products, which resulted in a net loss of $155.4 million for the year ended October 3, 1998, compared to a net profit of $96.1 million for the year ended September 27, 1997, and $32.2 million for the year ended September 28, 1996. Net sales decreased 62.9% in fiscal 1998 from fiscal 1997, but increased 43.5% in fiscal 1997 from fiscal 1996.

  Inductive thin film products represented 96.9% of fiscal 1998 revenue. During fiscal 1998, the Company successfully transitioned from inductive thin film products at the 1.7 gigabytes per 3.5 inch disk capacity point to inductive thin film products at 2.1 gigabytes per 3.5 inch disk, with both products in the picoslider ("30%") form factor. MR products accounted for 2.5% of revenue in fiscal 1998 as compared to 4.9% in fiscal 1997. The Company is currently working on MR product qualifications with several customers at the
4.3 gigabyte per 3.5 inch disk capacity point and could begin volume production of these products in the second fiscal quarter of 1999. The Company is continuing its commitment to MR and GMR products with the addition of technical personnel, capital investments, and research and development.

  The Company's 2.1 gigabyte per 3.5 inch disk product is expected to be the last generation of inductive thin film. It is planned to have shipments through the second fiscal quarter of 1999, which makes fiscal 1999 another significant technology transition year for the Company. The Company anticipates that the product mix will evolve from inductive thin film products to 4.3 gigabyte per 3.5 inch disk MR products by the second fiscal quarter of 1999. It is also anticipated that GMR products will begin production during the second half of fiscal 1999.

  On November 25, 1998, the Company announced plans to merge with DAS Devices Inc. ("DAS"). DAS was founded in 1996, primarily as a research and development center focused on MR and GMR product development. The Company and DAS, have entered into a definitive agreement whereby a wholly owned subsidiary of the Company will merge with and into DAS, which will then become a wholly owned subsidiary of the Company. Upon completion of the merger, the stockholders of DAS will receive approximately 13 million registered shares of the common stock of the Company. The Company has also entered into an agreement with certain institutional investors to raise $20 million dollars simultaneously with the completion of the merger, through a private placement of common equity. The terms of this merger are still subject to shareholder approval.

  The merger of the two companies will combine DAS Devices' proprietary and patented state-of-the-art wafer technology with the Company's high volume manufacturing capability. It is anticipated that the merger will allow the Company to accelerate its time to market performance and enhance the production readiness of GMR technology at areal densities up to 5 gigabytes per square inch, capable of recording 6.4 gigabytes on a 3.5 inch disk. Prototype units for GMR products targeting both 6.4 and 8.5 gigabytes per 3.5 inch disk have been shipped to customers for initial evaluation.

  Revenues, shipment volumes, operating and financial results for fiscal 1999 will continue to be impacted by the reduced levels of inductive thin film shipments while the Company seeks to achieve qualification on the MR 4.3 gigabyte per 3.5 inch disk product, to execute it's production ramp and improve the associated processes and production yields. See "Products" under
Item 1.

  During fiscal 1997, the Company's revenue growth and profitability as compared to fiscal 1996 were attributable to strong customer demand for its inductive thin film products which represented 93.1% of total net sales for that year. During the first fiscal quarter of 1997, the Company shipped inductive thin film products primarily using the nanoslider ("50%") form factor on 1.0 gigabytes per 3.5 inch disk products. By the end of the fourth quarter of fiscal 1997 the Company completed its transition to more advanced inductive thin film disk head technology using the picoslider form factor on
1.4 gigabytes and 1.7 gigabytes per 3.5 inch disk products.

ANNUAL RESULTS OF OPERATIONS

  The following table sets forth certain financial data for the Company as a percentage of net sales for the last three fiscal years.

                                                   FOR THE YEARS ENDED
                                          --------------------------------------
                                          OCTOBER 3, SEPTEMBER 27, SEPTEMBER 28,
                                             1998        1997          1996
                                          ---------- ------------- -------------
Net sales................................   100.0 %      100.0%        100.0%
Cost of sales............................   108.2 %       66.1%         73.0%
Gross margin.............................    (8.2)%       33.9%         27.0%
Operating expenses
  Research and development...............    62.5 %       10.6%         14.8%
  Selling, general and administrative....     3.5 %        1.7%          1.9%
  Provision for customer bankruptcy......     --           0.8%          --
  Terminated merger costs................     --           0.6%          --
  Restructure charges....................     4.6 %        --            --
  Total operating expenses...............    70.6 %       13.7%         16.7%
Income (loss) from operations............   (78.8)%       20.2%         10.3%
Interest income..........................     3.2 %        1.7%          1.2%
Interest expense.........................     6.9 %        2.5%          2.6%
Other income, net........................     0.8 %        0.5%          0.6%
Income before taxes......................   (83.3)%       19.9%          9.5%
Provision for income taxes...............     1.3 %        0.4%          0.2%
Net income...............................   (84.6)%       19.4%          9.3%

  NET SALES: Net sales of $183.6 million decreased 62.9% in fiscal 1998 from net sales of $494.8 million in fiscal 1997 primarily due to the decrease in shipments of inductive thin film products. The disk drive industry entered into a period of general slowdown in the first quarter of fiscal 1998 and the Company's largest customer at that time, Western Digital, reduced its production schedule resulting in purchase order cancellations, production reschedules and price reductions for the Company. The Company was also late to market with its MR products in the 2.1, 2.8 and 3.4 gigabyte per 3.5 inch disk capacity points. As a result, the Company had $4.6 million of MR product revenue in fiscal 1998 as compared to $24.1 million in fiscal 1997. The Company is currently working with several customers at the 4.3 gigabyte per
3.5 inch disk capacity point and could begin volume production of these products in the second quarter of fiscal 1999.

  Net sales of $494.8 million increased 43.5% in fiscal 1997 from net sales of $344.8 million in fiscal 1996 primarily due to an increase in shipments of inductive thin film products. This was achieved as a result of strong customer demand and an increase in shipments of head stack assemblies ("HSAs") as compared to head gimbal assemblies ("HGAs"). Inductive thin film head net sales represented 93.1% of total net sales in 1997 compared to 76.0% in 1996. The Company shipped $24.1 million of MR heads in 1997, or 4.9% of total net sales. Other products represented 2.0% of total net sales and included tape products and disk head products for which the Company only performed final assembly of HSAs using thin film and MR disk heads purchased from other manufacturers.

  GROSS MARGIN: The gross margin was a negative 8.2% for fiscal 1998 as compared to 33.9% for fiscal 1997. The decrease was primarily due to the reduction in inductive thin film shipments related to the slowdown in the disk drive industry and the Company's market timing with its MR products. The Company reduced operating expenses, excluding depreciation, during fiscal 1998 to partially offset the decrease in sales.

  The increase in gross margins from fiscal 1997 compared to fiscal 1996 was due to higher inductive thin film disk head sales volumes, resulting in economies of scale, coupled with cost controls.

  RESEARCH AND DEVELOPMENT: Research and development expenses ("R&D") were $114.7 million, $52.5 million, and $50.9 million for fiscal years 1998, 1997 and 1996, respectively. These expenses represented 62.5%, 10.6% and 14.8% of net sales, respectively, for such periods.

  R&D expenses increased $62.2 million in fiscal 1998 from fiscal 1997. The Company increased its level of expenditures as it focused its efforts on new production program qualifications using MR technology and on development of GMR technology and products. In fiscal 1998, the Company made initial deliveries of GMR evaluation units to customers that are targeted for products at the 6.4 gigabyte per 3.5 inch disk capacity point.

  R&D expenses increased by $1.6 million in fiscal 1997 from 1996. The Company maintained its level of R&D investment during 1997, as engineering efforts shifted from advanced thin film technology development during the first half of the fiscal year to MR technology and production process development and the initiation of GMR technology development.

  The Company continues to invest in advanced technology products and processes, but expects that expenditures generally will decrease on an absolute dollar basis during fiscal 1999 as MR and GMR technology and process development efforts result in product qualifications and shipments to customers.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses in absolute dollars were $6.5 million, $8.3 million and $6.5 million in fiscal 1998, 1997 and 1996, respectively. These expenses represented 3.5%, 1.7%, and 1.9% of net sales, respectively, for such periods. SG&A expenses in 1996 were partially offset by a bad debt recovery of $0.5 million, related to a final payment of a 1990 bankruptcy settlement with a previous customer.

  VALUATION ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS: The Company's allowance for uncollectible accounts receivable at October 3, 1998, September 27, 1997 and September 28, 1996 was $0.9 million, $4.9 million and $0.8 million, respectively. The Company's allowance for uncollectible accounts receivable of $4.9 million at September 27, 1997 included a provision for customer bankruptcy of $4.2 million. On November 10, 1997, Singapore Technologies Pte Ltd. announced plans to shut down its subsidiary, Micropolis (S) Pte Ltd., one of the Company's customers. As a result, the Company recorded the charge in the fourth quarter of fiscal 1997.

  RESTRUCTURING CHARGE: The Company recorded an $8.4 million restructuring charge in the first quarter of fiscal 1998. The charge was primarily related to the shut down of the Ireland facility, as part of a plan to consolidate foreign manufacturing operations. The shut down of the Ireland plant was completed in March 1998. Included in the charge was the write-down of certain tooling and equipment.

  TERMINATED MERGER COSTS: Terminated merger costs of $2.9 million for fiscal 1997 include legal and accounting fees, financial advisory fees and miscellaneous expenses related to the February 1997 proposed business combination between the Company and Read-Rite Corporation. On March 14, 1997, the Company announced its withdrawal of the proposal.

  INTEREST INCOME AND EXPENSE: Interest income was $5.9 million, $8.3 million and $4.2 million in fiscal 1998, 1997 and 1996, respectively. Interest income decreased $2.4 million in fiscal 1998 from fiscal 1997 due to investment of lower average cash balances. Interest income increased in fiscal 1997 from fiscal 1996 due to investment of higher average cash balances. Interest expense was $12.6 million, $12.3 million and $9.1 million in fiscal 1998, 1997 and 1996, respectively. Interest expense increased $0.3 million in fiscal 1998 from fiscal 1997 as the Company maintained similar average outstanding debt. Interest expense increased $3.2 million in fiscal 1997 for 1996 due to higher debt outstanding. This increase was primarily as a result of the Company's issuance of $115.0 million 7% Convertible Subordinated Debenture due in 2006.

  OTHER INCOME (EXPENSE): Other expense was $1.5 million in fiscal 1998 compared to other income of $2.4 million and $2.0 million in fiscal 1997 and 1996, respectively. Other expense included $1.4 million in foreign exchange and net transaction losses compared to $2.1 million in net gains in fiscal 1997. Other income in fiscal 1996 included $1.3 million in final proceeds from the sale of the Company's Tape Head business unit to Seagate and $0.5 million in foreign exchange and net transaction gains.

  PROVISION FOR INCOME TAXES: The fiscal 1998, 1997 and 1996 provision for income taxes included alternative minimum state and federal taxes and provision for foreign income taxes.

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

  The Company currently operates under a tax holiday in Malaysia. The tax holiday is effective through August 31, 2004. The Malaysian Industrial Development Authority has approved a "Common Pioneer" tax status for the subsequent five-year period whereby 70% of the Malaysian income would be exempt from taxes. The Company is continuing to negotiate with the Malaysian Authorities to improve the income exemption and extend the term.

  When the Company utilizes its remaining net operating loss carryforwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  As of October 3, 1998, the Company's cash and cash equivalents balance decreased to $71.7 million from $162.3 million at September 27, 1997. During fiscal 1998, the Company experienced a net use of cash in the amount of $64.6 million from operating activities, comprised primarily of the net effect of the following: i) $155.4 million due to net loss, which included $44.6 million of depreciation and amortization expense; ii) $8.4 million restructuring charge; iii) net decrease in the accounts receivable balance of $45.6 million as a result of the decrease in net sales for fiscal 1998 compared to fiscal 1997; iv) decrease in inventories of $38.4 million and v) decrease in the accounts payable balance of $32.7 million.

  During fiscal 1998, the Company completed the expansion of its production facilities in Goleta, California and purchased manufacturing equipment totaling $39.2 million. In addition, the Company leased $40.3 million of production equipment through operating and capital leases, with terms up to five years. The Company completed the second phase of the cleanroom expansion of the MR fabrication facility in the second quarter of fiscal 1998, however, due to lower than anticipated production volumes, the fabrication facility was not fully equipped.

  During fiscal 1998, net cash of $7.4 million was generated from financing activities, consisting primarily of increases in borrowings of $6.9 million and net proceeds from stock option exercises of $.5 million.

  During fiscal 1998, the Company also increased its Malaysian borrowings to $55.5 million. All the credit facilities are callable on demand and have no termination date. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with four other banks, established by the Company's Malaysian subsidiary during fiscal 1997 are unsecured. Unused borrowings available under all the facilities was approximately $5.2 million at October 3, 1998. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. Also included in total debt is $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006.

  The Company has a secured, asset-based revolving line of credit from CIT Group/ Business Credit, Inc. ("CIT") that has been in place since January 1995. This line of credit provides for borrowings up to

$35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. In December 1997 the Company extended the line of credit to January, 2001. As of October 3, 1998, the total amount available for future borrowings was $1.2 million. As of October 3, 1998, the Company was not in compliance with the financial covenants under this line of credit, but has received notification from the Company's lender waiving the area of non-compliance until January 4, 1999, and expects to successfully renegotiate the terms of the covenants with the lender. During fiscal 1998, the Company used $4.2 million of this line of credit to secure equipment leases with two of its lessors.

  The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as MR and GMR disk head products. In fiscal 1999, the Company plans approximately $40.0 million in capital expenditures, including equipment to be obtained through operating leases, primarily to continue development and production of MR and GMR technologies and products and increase overall production capacity. Capital equipment purchase commitments totaled $3.6 million at October 3, 1998.

  The Company's accounts receivable and inventory balances are currently heavily concentrated with one customer, Samsung. Sales to Samsung accounted for approximately 27% of the Company's sales in 1998. The Company anticipates that Samsung will continue to represent one of its largest customers during fiscal 1999. Program qualifications are under way with several other customers that, if successful, will provide a broadened customer base. However, further consolidation of the disk drive industry may reduce the number of disk drive programs requiring the Company's products and may increase credit risks for the Company due to the concentration of its customers. See "Customers and Marketing" under Item 1.

  The Company operates in a number of foreign countries. Purchases of certain supplies and certain labor costs are paid for in foreign currencies. The Company is not currently hedging against potential foreign exchange risk. Fluctuations of foreign currency to the dollar could have a significant effect on reported cash balances. The effect of foreign currency exchange rate changes was a decrease of $.7 million and $.6 million in cash for fiscal 1998 and 1997, respectively.

  In fiscal 1998, the Company completed implementation of a worldwide management information system that addresses the year 2000 issue and also provides fully integrated manufacturing and financial capabilities.

  The Company continues to work with its customers to qualify on MR disk head programs and believes it will receive qualification on its 4.3 gigabyte per
3.5 inch MR product and begin volume production by the second quarter of fiscal 1999. However, as of December 15, 1998, the Company had not received qualification and did not have any sales backlog for its 4.3 gigabyte per 3.5 inch MR products. The Company's liquidity and ability to fund its operating and capital expenditure requirements during fiscal 1999 are heavily dependent on the Company's ability to receive qualification and begin volume production of its MR products on a timely basis. Although the Company has completed its plant capacity expansion and conversion of its existing fabrication facilities to enable manufacturing of MR and GMR write heads and is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will receive qualification and achieve planned production levels on a timely basis. The Company's liquidity for fiscal 1999 is also heavily dependent on the $20 million equity investment it expects to receive as part of its planned merger with DAS Devices, Inc., as well as the cash inflow the Company expects to receive from the sale of Magnetic Data Technologies in fiscal 1999 (See Note 7 to the Consolidated Financial Statements). If the Company is unable to achieve any of the factors on which its fiscal 1999 liquidity depends on in a timely basis and is unable to obtain adequate alternative financing, there would be a material adverse effect on the Company's financial condition, competitive position and continuing operations. However, the Company believes it will have sufficient cash flows from existing cash balances, operations, existing credit facilities and equipment lease financing alternatives to meet its operating and capital expenditure requirements and to execute its business plan during fiscal 1999 as the Company transitions from thin film disk head production to MR and GMR disk head production.

RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures. This statement was adopted for financial statements of the Company in the first quarter of fiscal 1998. The adoption of SFAS 128 did not have a material impact on the Company's EPS disclosure.

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

  The Company's effort to address Year 2000 (Y2K) issues began in 1997. In fiscal 1998, the Company spent $7.5 million to complete the implementation of a worldwide management information system that addresses the Y2K issue and also provides fully integrated manufacturing and financial capabilities. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediation non-compliant hardware and software, 4) testing remediation hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Inventory and assessment activities are estimated at approximately 75 percent complete. This data is continuously updated as new information becomes available and the Company expects this to continue. Overall remediation efforts are estimated at approximately 50 percent complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program. Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have significant effect on the Company's financial condition or results of operations. The Company believes it will not have significant exposure to Y2K issues and that the risk to its operations and financial condition is minimal.

FORWARD-LOOKING INFORMATION

  When used in this annual report on Form 10-K, the words "believe", "estimate", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements speak only as of the date hereof. All of the forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict: therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company's business that could cause actual results differ materially from those projected . These factors include, but are not limited to: (i) successful transition to volume production of MR and GMR disk head products with profitable yields: (ii) the relatively limited number of customers and customer changes in short range and long range plans; (iii) competitive pricing pressures; (iv) the Company's ability to control inventory levels; (v) domestic and international competition in the Company's product areas; (vi) risks related to international transactions; (vii) Y2K issues; and (viii) general economic risks and uncertainties.

                         APPLIED MAGNETICS CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
FINANCIAL STATEMENTS:
Report of Independent Public Accountants.................................  F-2
Consolidated Balance Sheets as of October 3, 1998 and September 27, 1997.  F-3
Consolidated Statements of Operations for the years ended October 3,
 1998, September 27, 1997 and September 28, 1996.........................  F-4
Consolidated Statements of Shareholders' Investment for the years ended
 October 3, 1998, September 27, 1997 and September 28, 1996 .............  F-5
Consolidated Statements of Cash Flows for the years ended October 3,
 1998, September 27, 1997 and September 28, 1996 ........................  F-6
Notes to Consolidated Financial Statements ..............................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Applied Magnetics Corporation:

  We have audited the accompanying consolidated balance sheets of Applied Magnetics Corporation (a Delaware corporation) and subsidiaries as of October 3, 1998 and September 27, 1997, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended October 3, 1998. These financial statements are the responsibility of the Company' s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  The Company is currently in a significant technology transition stage. See
Note 1 for a discussion of the related risk factors, the potential financial impact faced by the Company and management's plan in this regard.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Magnetics Corporation and subsidiaries as of October 3, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
December 15, 1998

                         APPLIED MAGNETICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE DATA)

                                     ASSETS

                                                        AS OF
                                               -------------------------
                                               OCTOBER 3,  SEPTEMBER 27,
                                                  1998         1997
                                               ----------  -------------
Current assets:
 Cash and equivalents......................... $  71,674     $ 162,302
 Accounts receivable, less allowances of $904
  in 1998 and $4,942 in 1997..................     7,291        52,924
 Inventories, net.............................    13,054        51,438
 Prepaid expenses and other...................    15,590        11,420
                                               ---------     ---------
                                                 107,609       278,084
                                               ---------     ---------
Property, plant and equipment, at cost:
 Land.........................................     2,340         2,556
 Buildings....................................   100,810        92,962
 Manufacturing equipment......................   201,515       193,217
 Other equipment and leasehold improvements...    26,684        32,433
 Construction in progress.....................    34,120        50,056
                                               ---------     ---------
                                                 365,469       371,224
 Less-accumulated depreciation and
  amortization................................  (188,022)     (181,732)
                                               ---------     ---------
                                                 177,447       189,492
                                               ---------     ---------
Other assets, net.............................    14,462        10,412
                                               ---------     ---------
                                               $ 299,518     $ 477,988
                                               =========     =========
               LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Current portion of long-term debt............ $   1,610     $     513
 Bank notes payable...........................    58,468        50,188
 Accounts payable.............................    16,409        49,103
 Accrued payroll and benefits.................     8,070        11,287
 Other current liabilities....................     9,653         5,829
                                               ---------     ---------
                                                  94,210       116,920
                                               ---------     ---------
Long-term debt, net of current portion........   116,767       116,030
                                               ---------     ---------
Other long-term liabilities...................     2,581         4,257
                                               ---------     ---------
Shareholders' Investment:
 Preferred stock, $.10 par value, authorized
  5,000,000 shares, none issued and
  outstanding.................................       --            --
 Common stock, $.10 par value, authorized
  80,000,000 shares, issued 24,103,294 shares
  at October 3, 1998 and 23,976,711 shares at
  September 27, 1997..........................     2,410         2,398
 Paid-in capital..............................   191,225       191,185
 Retained earnings (deficit)..................  (106,065)       49,303
                                               ---------     ---------
                                                  87,570       242,886
 Treasury stock, at cost (130,233 shares at
  October 3, 1998 and 128,384 shares at
  September 27, 1997).........................    (1,577)       (1,554)
 Unearned restricted stock compensation.......       (33)         (551)
                                               ---------     ---------
                                                  85,960       240,781
                                               ---------     ---------
                                               $ 299,518     $ 477,988
                                               =========     =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 FOR THE YEARS ENDED
                                        --------------------------------------
                                         OCTOBER   SEPTEMBER 27, SEPTEMBER 28,
                                         3, 1998       1997          1996
                                        ---------  ------------- -------------
Net sales.............................. $ 183,597    $ 494,839     $ 344,754
Cost of sales..........................   198,742      326,990       251,503
                                        ---------    ---------     ---------
  Gross profit (loss)..................   (15,145)     167,849        93,251
                                        ---------    ---------     ---------
Research and development expenses......  (114,659)     (52,532)      (50,867)
Selling, general and administrative
 expenses..............................    (6,514)      (8,330)       (6,533)
Provision for customer bankruptcy......        --       (4,200)           --
Terminated merger costs................        --       (2,906)           --
Restructuring charges..................    (8,400)          --            --
Interest income........................     5,877        8,316         4,228
Interest expense.......................   (12,627)     (12,346)       (9,056)
Other income (expense), net............    (1,495)       2,384         2,047
                                        ---------    ---------     ---------
  Income (loss) before provision for
   income taxes........................  (152,963)      98,235        33,070
Provision for income taxes.............     2,405        2,119           852
                                        ---------    ---------     ---------
  Net income (loss).................... $(155,368)   $  96,116     $  32,218
                                        =========    =========     =========
Net income (loss) per share:
  Income (loss) per common share....... $   (6.49)   $    4.08     $    1.41
                                        =========    =========     =========
  Income (loss) per common share--
   assuming dilution................... $   (6.49)   $    3.37     $    1.21
                                        =========    =========     =========
Weighted average number of common
 shares outstanding:
  Common shares........................    23,931       23,567        22,913
                                        =========    =========     =========
  Common shares--assuming dilution.....    23,931       31,011        30,173
                                        =========    =========     =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                         APPLIED MAGNETICS CORPORATION

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK                            TREASURY STOCK
                         ------------------                       -----------------    UNEARNED
                                                       RETAINED                       RESTRICTED
                           NUMBER            PAID-IN   EARNINGS    NUMBER               STOCK     SHAREHOLDERS'
                         OF SHARES   AMOUNT  CAPITAL   (DEFICIT)  OF SHARES AMOUNT   COMPENSATION  INVESTMENT
                         ----------  ------  --------  ---------  --------- -------  ------------ -------------
Balance, September 30,
 1995................... 22,619,205  $2,262  $181,191  $ (79,031)   96,603  $  (830)    $ --        $103,592
 Stock options
  exercised.............    582,772      58     2,945        --        --       --        --           3,003
 Purchase of treasury
  stock, net............        --      --        --         --     20,392     (364)      --            (364)
 Litigation settlement..     81,070       8     1,242        --        --       --        --             --
 Net income.............        --      --        --      32,218       --       --        --          32,218
                         ----------  ------  --------  ---------   -------  -------     -----       --------
Balance, September 28,
 1996................... 23,283,047   2,328   185,378    (46,813)  116,995   (1,194)      --         139,699
 Stock options
  exercised.............    668,296      67     5,008        --        --       --        --           5,075
 Purchase of treasury
  stock, net............        --      --        --         --     11,389     (360)      --            (360)
 Restricted stock
  issuance, net.........     25,368       3       799        --        --       --       (802)           --
 Amortization of
  unearned restricted
  stock compensation,
  net...................        --      --        --         --        --       --        251            251
 Net income.............        --      --        --      96,116       --       --        --          96,116
                         ----------  ------  --------  ---------   -------  -------     -----       --------
Balance, September 27,
 1997................... 23,976,711   2,398   191,185     49,303   128,384   (1,554)     (551)       240,781
 Stock options
  exercised.............    128,650      13       640        --        --       --        --             653
 Purchase of treasury
  stock, net............        --      --        --         --      1,849      (23)      --             (23)
 Restricted stock
  issuance, net.........     (2,067)     (1)     (600)       --        --       --        550            (51)
 Amortization of
  unearned restricted
  stock compensation,
  net...................        --      --        --         --        --       --        (32)           (32)
 Net loss...............        --      --        --    (155,368)      --       --        --        (155,368)
                         ----------  ------  --------  ---------   -------  -------     -----       --------
Balance, October 3,
 1998................... 24,103,294  $2,410  $191,225  $(106,065)  130,233  $(1,577)    $ (33)      $ 85,960
                         ==========  ======  ========  =========   =======  =======     =====       ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                         APPLIED MAGNETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                  FOR THE YEARS ENDED
                                         --------------------------------------
                                          OCTOBER   SEPTEMBER 27, SEPTEMBER 28,
                                          3, 1998       1997          1996
                                         ---------  ------------- -------------
Cash Flows from Operating Activities:
Net income (loss)......................  $(155,368)   $ 96,116      $ 32,218
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
 Depreciation and amortization.........     44,627      38,757        28,891
 Gain on sale of business and assets...       (414)        --            --
 Provision for customer bankruptcy.....        --        4,200           --
 Restructuring charges.................      8,400         --            --
 Changes in assets and liabilities:
  Accounts receivable..................     45,633     (13,721)       (6,832)
  Inventories..........................     38,384     (15,458)       (3,253)
  Prepaid expenses and other...........     (4,170)     (1,290)         (750)
  Accounts payable.....................    (32,694)     16,789       (12,221)
  Accrued payroll and benefits.........     (3,217)        396         1,705
  Other assets and liabilities.........     (5,752)     (1,706)          (86)
                                         ---------    --------      --------
 Net cash provided by (used in) operat-
  ing activities.......................    (64,571)    124,083        39,672
                                         ---------    --------      --------
Cash Flows from Investing Activities:
Additions to property, plant and
 equipment.............................    (35,876)    (96,065)      (69,900)
Proceeds from sale of businesses and
 property, plant and equipment, net....      3,025         --         15,122
Notes receivable.......................        126         106         1,803
                                         ---------    --------      --------
 Net cash used in investing activities.    (32,725)    (95,959)      (52,975)
                                         ---------    --------      --------
Cash Flows from Financing Activities:
Proceeds from issuance of convertible
 subordinated debentures...............        --          --        115,000
Proceeds from issuance of debt.........    273,711     239,200       144,214
Repayment of debt......................   (266,876)   (236,403)     (164,787)
Payment of debt issuance costs.........        --          --         (4,274)
Proceeds from stock options exercised,
 net...................................        515       4,605         2,574
                                         ---------    --------      --------
 Net cash provided by financing activi-
  ties.................................      7,350       7,402        92,727
                                         ---------    --------      --------
Effect of exchange rate changes on cash
 and equivalents.......................       (682)       (624)         (260)
                                         ---------    --------      --------
Net increase (decrease) in cash and
 equivalents...........................    (90,628)     34,902        79,164
Cash and equivalents at beginning of
 period................................    162,302     127,400        48,236
                                         ---------    --------      --------
Cash and equivalents at end of period..  $  71,674    $162,302      $127,400
                                         =========    ========      ========
Supplemental Cash Flow Data:
Interest paid..........................  $  12,626    $ 12,346      $  8,698
                                         =========    ========      ========
Income taxes paid......................  $     317    $  2,239      $    541
                                         =========    ========      ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                         APPLIED MAGNETICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE BUSINESS

  Applied Magnetics Corporation and subsidiaries (the "Company") was incorporated in California in 1957 and was reincorporated in Delaware in 1987. The Company manufactures advanced inductive thin film ("thin film") disk head products and magnetoresistive ("MR" ) disk head products, in each case, primarily to supply to manufacturers of 3.5 inch hard disk drives.

  In fiscal 1998, the Company experienced a significant decrease in net sales and demand for its inductive thin film products, which resulted in a significant loss from operations as the Company is currently transitioning from thin film to MR technology. The Company's ability to fund its operating and capital requirements for fiscal 1999 is heavily dependent on the Company's ability to receive qualification and begin volume production of its MR products on a timely basis. It is also dependent on cash inflows the Company expects to receive in fiscal 1999 from the planned merger with DAS Devices Inc. (See Note 13) and the sale of Magnetic Data Technologies (See Note 7). If the Company is unable to achieve any of these factors on a timely basis and is unable to obtain adequate alternative financing, there would be a material adverse effect on the Company's financial condition, competitive position and continuing operations. However, the Company believes it will have sufficient cash flows from existing cash balances, operations, existing credit facilities and equipment lease financing alternatives to meet its operating and capital expenditure requirements and to execute its business plan during fiscal 1999 as the Company transitions from thin film disk head production to MR and GMR disk head production.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Applied Magnetics Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1996 accounts have been reclassified to conform with the 1997 and 1998 presentation.

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

  FOREIGN CURRENCIES: Financial statements and transactions of subsidiaries operating in foreign countries are measured in U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The functional currency for all subsidiaries is the U.S. dollar. The effect of reporting assets and liabilities stated in foreign currency is included as a component of "Other Income (expense), net" in the Consolidated Statements of Operations. A net foreign currency loss of $1.4 million in 1998 and net gains of $2.1 million in 1997 and of $.5 million in 1996 were included in operations.

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

  DEPRECIATION AND AMORTIZATION POLICIES: Plant, property and equipment are accounted for on a historical cost basis and are depreciated or amortized over their estimated useful lives using the straight-line method except for leasehold improvements which are amortized over the life of the lease.

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  Depreciation and amortization expense from operations amounted to $44.6 million, $38.8 million and $28.9 million in 1998, 1997 and 1996, respectively. Property tax expense amounted to approximately $1.9 million, $1.5 million and $1.6 million in 1998, 1997 and 1996 respectively.

  The Company follows the policy of capitalizing expenditures that materially increase asset lives. Maintenance and minor replacements are charged to operations when incurred. Maintenance and repair expenses charged to operations were $7.9 million, $10.2 million and $9.0 million in fiscal 1998, 1997 and 1996, respectively. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in results of operations.

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

  CASH EQUIVALENTS: Cash equivalents consist primarily of money market instruments maturing within 90 days of inception and are carried at cost, which approximates market value. Cash equivalents were $63.3 million at October 3, 1998 and $154.1 million at September 27, 1997.

  INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead.

  The components of inventory were as follows (in thousands):

                                                        OCTOBER 3, SEPTEMBER 27,
                                                           1998        1997
                                                        ---------- -------------
     Purchased parts and manufacturing supplies........  $ 8,578      $24,187
     Work in process...................................    2,414       25,434
     Finished goods....................................    2,062        1,817
                                                         -------      -------
                                                          13,054      $51,438
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

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  The fair value of the Company's debt instruments at October 3, 1998 approximates its carrying value.

  NET INCOME (LOSS) PER COMMON SHARE: Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income
(loss) per share ("EPS") with the presentation of basic EPS. Net income (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as if the Company's Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares used in the calculation of income (loss) per common share assuming dilution. Prior years EPS has been conformed to current year presentation.

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

                         APPLIED MAGNETICS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCREASE IN AUTHORIZED COMMON STOCK

  On February 6, 1998, the Company's shareholders approved the amendment to Company's Certificate of Incorporation to increase the Company's authorized common stock from 40 million shares to 80 million shares.

FISCAL YEAR

  The Company's fiscal year ends on the Saturday closest to September 30. Fiscal years 1998, 1997 and 1996 ended on October 3, 1998, September 27, 1997 and September 28, 1996, respectively. Fiscal year 1998 included 53 weeks. References to years in this annual report relate to fiscal years rather calendar years.

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

3. SEGMENTS OF BUSINESS

  The Company operates in one market: worldwide-components for the computer peripheral industry. Sales to major customers are as follows:

                                                   FOR THE YEARS ENDED:
                                           -------------------------------------
                                           OCTOBER   SEPTEMBER 27, SEPTEMBER 28,
                                           3, 1998       1997          1996
     (AS A PERCENTAGE OF SALES)            --------  ------------- -------------
     Western Digital                             72%         79%           44%
     Samsung..............................       27%        --            --
     NEC..................................      --            6%           20%
     Seagate (Conner).....................      --          --             13%
     Quantum..............................      --            2%           10%
     All Others...........................        1%         13%           13%
                                           --------    --------      --------
     Total................................      100%        100%          100%
                                           ========    ========      ========

  Export sales are made by the United States operations to the following geographic locations (in thousands):

                                                   FOR THE YEARS ENDED:
                                           -------------------------------------
                                           OCTOBER   SEPTEMBER 27, SEPTEMBER 28,
                                           3, 1998       1997          1996
                                           --------  ------------- -------------
     Europe............................... $     -     $    182      $    219
     Asia.................................  183,250     483,736       322,405
                                           --------    --------      --------
                                           $183,250    $483,918      $322,624
                                           ========    ========      ========

  The relative impact of foreign currency fluctuations on export sales is not significant as product pricing and settlement are generally based on the U.S. dollar.

                         APPLIED MAGNETICS CORPORATION

3. SEGMENTS OF BUSINESS (CONTINUED)

  Information regarding the Company's domestic and foreign operations is as follows (in thousands):

                                                 UNITED
                                                 STATES    FOREIGN     TOTAL
                                               ----------- --------  ---------
     1998
     Net sales................................   $ 183,445 $    152  $ 183,597
                                               =========== ========  =========
     Intercompany sales.......................   $ 193,875 $237,557  $    --
                                               =========== ========  =========
     Operating loss........................... $ (121,967) $(24,246) $(146,213)
     Interest expense, net....................                          (6,750)
                                                                     ---------
      Loss before provision for income taxes..                       $(152,963)
                                               =========== ========  =========
     Identifiable assets...................... $   189,026 $110,492  $ 299,518
                                               =========== ========  =========
     1997
     Net sales................................   $ 486,943 $  7,896  $ 494,839
                                               =========== ========  =========
     Intercompany sales.......................   $ 317,055 $507,054  $    --
                                               =========== ========  =========
     Operating profit.........................    $ 42,974 $ 59,291  $ 102,265
     Interest expense, net                                              (4,030)
                                                                     ---------
      Income before provision for income
       taxes..................................                       $  98,235
                                                                     =========
     Identifiable assets...................... $   331,373 $146,615  $ 477,988
                                               =========== ========  =========
     1996
     Net sales................................   $ 329,992 $ 14,762  $ 344,754
                                               =========== ========  =========
     Intercompany sales.......................   $ 207,023 $304,527  $    --
                                               =========== ========  =========
     Operating profit.........................     $ 9,887 $ 28,011  $  37,898
     Interest expense, net....................                          (4,828)
                                                                     ---------
      Income before provision for income
       taxes..................................                       $  33,070
                                                                     =========
     Identifiable assets...................... $   246,067 $113,383  $ 359,450
                                               =========== ========  =========

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

                         APPLIED MAGNETICS CORPORATION

4. INCOME TAXES

  The provision for income taxes for the following fiscal years consists of (in thousands):

                                                              1998    1997  1996
                                                             ------  ------ ----
     Federal Income Taxes
      Current..............................................  $ (463) $1,290 $527
      Deferred.............................................     --      --   --
     State Income Taxes
      Current..............................................    (658)    780  181
      Deferred.............................................     --      --   --
     Foreign Income Taxes..................................   3,526      49  144
                                                             ------  ------ ----
                                                             $2,405  $2,119 $852
                                                             ======  ====== ====

  Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):

                                                      1998      1997     1996
                                                    --------  --------  -------
     Income tax (benefit) at the United States
      federal income tax rate.....................  $(53,537) $ 34,382  $11,575
     State income taxes, net of federal income tax
      benefit.....................................         1       507      118
     Foreign income taxed at lower rate...........    12,377   (19,583)  (8,485)
     Temporary differences/net operating losses
      (benefited) not benefited...................    43,564   (13,187)  (2,356)
                                                    --------  --------  -------
                                                    $  2,405  $  2,119  $   852
                                                    ========  ========  =======

  The provision (benefit) for deferred income taxes results from temporary differences which result from different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each at October 3, 1998 and September 27, 1997 were as follows (in thousands):

                                                             1998      1997
                                                           --------  --------
     Inventory reserves................................... $  8,536  $  5,439
     Other reserves.......................................    1,395    10,404
     Net operating loss carryforwards.....................   58,500     3,035
     Foreign tax & general business credit carryforwards..    8,180     6,327
     Unrepatriated foreign earnings.......................   (3,500)   (3,500)
     Depreciation.........................................    2,635     2,750
     Other, net...........................................   (4,718)      475
                                                           --------  --------
      Subtotal............................................   71,028    24,930
     Valuation allowance..................................  (71,028)  (24,930)
                                                           --------  --------
     Total net deferred tax asset (liability)............. $    --   $    --
                                                           ========  ========

  SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will

                         APPLIED MAGNETICS CORPORATION

4. INCOME TAXES (CONTINUED)

increase or decrease in the period in which a change in tax rate or limitation is enacted. As of October 3, 1998, the Company had total deferred tax liabilities of $8.2 million and deferred tax assets of $79.2 million. The Company recorded a valuation allowance in the amount of $71.0 million against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at October 3, 1998 has been provided due to the uncertainty of the amount of future domestic taxable income.

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

  The Company currently operates under a tax holiday in Malaysia. The tax holiday is effective through August 31, 2004. The Malaysian Industrial Development Authority has approved a "Common Pioneer" tax status for the subsequent five year period whereby 70% of the Malaysian income would be exempt from taxes. The Company is continuing to negotiate with the Malaysian Authorities to improve the income exemption and extend the term.

  The Company had federal net operating loss carryforwards available for tax purposes of approximately $148.2 million as of October 3, 1998. To the extent not used, the net operating loss carryforward expires in varying amounts beginning in 2009.

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS

  The Company adopted stock option plans in 1988, 1992 and 1994. Incentive or nonqualified stock options may be granted under the 1992 and 1994 plans while the 1988 plan is limited to nonqualified options only. The options are issued at exercise prices equal to the fair market value of the Common Stock at the date of grant. At October 3, 1998, September 27, 1997 and September 28, 1996, there were exercisable options outstanding under the option plans to purchase an aggregate of 125,076 shares, 490,509 shares and 307,356 shares of Common Stock, respectively .

  In 1994, the Company adopted a nonqualified stock option plan for non-employee directors (the "1994 Directors' Plan"). Under this plan, directors who are not employed by the Company are granted options to purchase 20,000 shares of the Company's Common Stock upon being elected to the board and, thereafter, such directors receive automatic annual grants of options to acquire 5,000 shares of Common Stock on March 1 of each year, provided the person continues to serve as a director. The options granted under the 1994 Directors' Plan are issued at exercise prices equal to the fair market value of the Common Stock at the date of grant and become exercisable on the first anniversary following the date of grant. At October 3, 1998, the Company had reserved 140,000 shares of its $.10 par value Common Stock for future issuance under this plan, options for 160,000 shares were outstanding at prices from $3.00 to $43.13 per share, of which 149,993 shares were exercisable. During fiscal 1998, no options were exercised or canceled under this plan.

  In December 1994, the Company granted 250,000 options to purchase the Company's Common Stock, at $4.125, to Grisanti, Galef and Goldress, Inc. ("GG&G"), a consulting firm hired in August 1994 to provide the Company with crisis management and turnaround assistance. The options would be exercisable if the turnaround engagement was successfully completed, which the Company determined to be so, in July 1995. The options became exercisable in whole or part and will expire in five years from date of grant. The exercise price of the options was set at the closing price of the Common Stock on the New York Stock Exchange on the date of grant. During fiscal 1998, options for 30,000 shares were exercised. At October 3, 1998, 125,000 options were exercisable under this plan.

                         APPLIED MAGNETICS CORPORATION

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS (CONTINUED)

  Stock option activity under the option plans is as follows:

                                                      OPTIONS OUTSTANDING
                                                --------------------------------
                                                  NUMBER    WEIGHTED AVERAGE
                                                OF SHARES    EXERCISE PRICE
                                                ----------  ----------------
Balance September 30, 1995.....................  1,856,453       $ 5.42
 Granted.......................................  1,059,000       $15.34
 Exercised.....................................   (582,772)      $ 5.19
 Cancelled.....................................    (62,861)      $ 5.90
                                                ----------
Balance September 28, 1996.....................  2,269,820       $10.09
                                                ----------
 Granted.......................................  1,736,006       $35.26
 Exercised.....................................   (668,296)      $ 7.43
 Cancelled.....................................   (837,618)      $37.62
                                                ----------
Balance September 27, 1997.....................  2,499,912       $19.06
                                                ----------
 Granted.......................................  5,242,101       $ 7.81
 Exercised.....................................   (128,650)      $ 5.05
 Cancelled..................................... (4,295,704)      $16.28
                                                ----------
Balance October 3, 1998........................  3,317,659       $ 5.42
                                                ----------

  The following table summarizes information about the Company's stock options outstanding and exercisable as of October 3, 1998:

                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
   -----------------------------------------------------------------------------------------------
                                            WEIGHTED
                                            AVERAGE         WEIGHTED                   WEIGHTED
           RANGE OF           NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
       EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
       ---------------      ----------- ---------------- -------------- ----------- --------------
   $1.9048 - $ 4.25........    202,041        2.22           $ 3.79       202,041       $ 3.79
   $4.3750 - $ 4.38........  2,841,022        9.96           $ 4.38           --        $  --
   $5.1250 - $43.13........    274,596        4.94           $17.44       216,928       $17.94
                             ---------        ----           ------       -------       ------
                             3,317,659        9.07           $ 5.42       418,969       $11.12
                             =========        ====           ======       =======       ======

  PRO FORMA INFORMATION: In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and requires additional disclosures. The Company has elected to follow APB 25 in accounting for stock options. As a result, the Company generally recognizes no compensation expense associated with its various stock option plans. SFAS 123 requires disclosure of pro forma fair market value of options granted, pro forma net income and pro forma earnings per share as if the Company had accounted for its stock options granted subsequent to September 30, 1995, under the fair value method of that statement.

                         APPLIED MAGNETICS CORPORATION

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS (CONTINUED)

  The fair value of the Company's stock options granted to employees was estimated using a Black Scholes pricing model assuming no expected dividends and the following weighted-average factors:

                                                                     1998  1997
                                                                     ----  ----
     Option life (in years)......................................... 2.75  2.83
     Risk-free interest rate........................................ 5.05% 6.18%
     Stock price volatility......................................... 0.59  0.57

  The weighted-average fair value of stock options granted in 1998 and 1997 under the Company's stock option plans was $3.19 and $14.60, respectively.

  Had the Company determined compensation expense based on the fair value method as described in SFAS 123, the Company's net income and net income per share would have been reduced to the amounts indicated below:

                                                       OCTOBER 3,  SEPTEMBER 27,
                                                          1998         1997
                                                       ----------  -------------
     Pro forma net income (in thousands).............. $(164,684)     $88,963
     Pro forma net income per share:
      Primary......................................... $   (6.88)     $  3.77
      Fully diluted................................... $   (6.88)     $  2.87

  Pro forma net income (loss) and net income (loss) per share reflect only options granted in the years ended October 3, 1998 and September 27, 1997. Therefore, the full impact of calculating compensation expense for options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted before October 1, 1995 is not considered.

  The Company adopted a long-term incentive plan in 1989. Under the 1989 plan, the Company grants shares of Common Stock at no cost to the participants. These shares are subject to restrictions, which prohibit selling, transferring assigning or otherwise disposing of the Common Stock. The restrictions automatically expire ten years following the date of grant, or earlier if certain performance objectives are achieved. The market value of Common Stock issued is recorded as unearned restricted stock compensation and shown as a separate component of shareholders' investment. This compensation is amortized against income over the periods in which the participants perform services. At October 3, 1998, 2,068 shares were available for future issuance under the 1989 plan and 10,617 shares remain subject to restrictions. During 1998, no shares were issued, 2,067 shares were canceled and restrictions were removed from 12,684 shares under the 1989 plan. No compensation expense was required during 1998.

  The Company has authorized a class of Preferred Stock consisting of 5,000,000 shares, $.10 par value. The Board of Directors has authority to divide the Preferred Stock into series, to fix the number of shares comprising any series and to fix or alter the rights, privileges and preferences of the Preferred Stock. No shares of the Preferred Stock were outstanding at October 3, 1998 or September 27, 1997. During 1988, the Board of Directors declared a dividend of one Right for each outstanding share of Common Stock to stockholders of record on November 4, 1988. Each Right entitles the holder to buy the economic equivalent of one share of Common Stock in the form of one one-hundredth of a share of the Preferred Stock at an exercise price of $20.00. Under certain conditions, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the Company's Common Stock or common stock equivalents having a market value of twice the Right's exercise price.

                         APPLIED MAGNETICS CORPORATION

5. STOCK OPTIONS AND LONG-TERM INCENTIVE PLANS (CONTINUED)

  As discussed in Note 1, the Company adopted SFAS 128 effective in fiscal 1998. The following table illustrates the computation of basic income (loss) per common share and income (loss) per common share assuming dilution under the provisions of SFAS 128.

                                                         FOR THE FISCAL YEAR
                                                                ENDED
                                                       ------------------------
                                                        OCTOBER   SEPTEMBER 27,
                                                        3, 1998       1998
                                                       ---------  -------------
Income (Loss) Per Share:
 Net income (loss).................................... $(155,368)   $ 96,116
                                                       =========    ========
 Weighted average common shares outstanding...........    23,931      23,567
                                                       =========    ========
 Income (Loss) per common share....................... $   (6.49)   $   4.08
                                                       =========    ========
Income (Loss) per Common Share--Assuming Dilution:
 Net income (loss) before adjustment..................  (155,368)     96,116
 Add back subordinated debentures interest............       --        8,050
 Add back subordinated debentures amortization........       --          428
 Less tax impact......................................       --         (175)
                                                       ---------    --------
   Net income (loss) as adjusted...................... $(155,368)   $104,419
                                                       =========    ========
Shares
 Weighted average common shares outstanding...........    23,931      23,567
 Dilutive effect of stock options.....................       --        1,261
 Assuming conversion of convertible subordinated
  debentures..........................................       --        6,183
                                                       ---------    --------
 Common shares--assuming dilution.....................    23,931      31,011
                                                       =========    ========
Income (Loss) per common share--assuming dilution..... $   (6.49)   $   3.37
                                                       =========    ========

  Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock outstanding during the period. Income (loss) per common share--assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, those shares are not included in the weighted average shares outstanding used in the calculation of basic and fully diluted loss per common share as of October 3, 1998.

                         APPLIED MAGNETICS CORPORATION

6. NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable and long-term debt consists of the following (in thousands):

                                                         OCTOBER  SEPTEMBER 27,
                                                         3, 1998      1997
                                                         -------- -------------
   7.0% Convertible Subordinated Debentures, due March
    15, 2006............................................ $114,999   $115,000
   Secured Malaysian bank credit facilities, interest
    rates from 6.75% to 10.0%...........................   55,482     50,188
   Mortgage payable, interest rate of 8.5%..............       66         86
   Bank advance, interest rate of 9.5%..................    2,986       --
   Capital leases.......................................    3,312      1,457
                                                         --------   --------
                                                          176,845    166,731
   Less--current portion, including bank credit
    facilities..........................................   60,078     50,701
                                                         --------   --------
                                                         $116,767   $116,030
                                                         ========   ========

  The aggregate principal payments of bank notes payable and long-term debt for the years subsequent to October 3, 1998 are: 1999--$60.1 million, 2000-- $1.5 million., 2001--$0.2 million, thereafter $115.0 million.

  The Company's $115.0 million 7.0% Convertible Subordinated Debentures (the "Convertible Debentures") due in 2006 may be converted, at any time at a conversion price of $ 18.60 per share.

  The Company has a secured, revolving line of credit from CIT Group/Business Credit, Inc. ("CIT") that has been in place since January, 1995. This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates and is secured by trade receivables, inventories and certain other assets. As of October 3, 1998, the total amount available for future borrowings was $1.2 million under this facility. As of October 3, 1998, the Company was not in compliance with all financial covenants but has received notification from the Company's lender waiving the area of non-compliance until January 4, 1999, and expects to successfully renegotiate the terms of the covenants with the lender. In December 1997, the Company extended the line of credit to January, 2001. For the year ended October 3, 1998, $4.2 million of available funds were used to secure equipment leases with two of the Company's lessors.

  The Company's Malaysian subsidiary has a credit facility with a Malaysian bank that has been in place since June 1990, is callable on demand and has no termination date. In May 1995,the Company and the Malaysian bank amended this credit facility to include a security interest in the Company's real property holdings in Malaysia and to include certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with four other banks, established by the Company's Malaysian subsidiary during fiscal 1997 are unsecured. The borrowings under the new facilities are also callable on demand, and have no termination date. The total amount available to borrow under all the credit facilities was approximately $60.7 million of which $55.5 million was outstanding at October 3, 1998. The Company was in compliance with all financial covenants under these facilities. The interest rates outstanding on these loan facilities ranged from 6.75% to 10.0%, at October 3, 1998 and had a weighted average interest of 8.58%. The Company intends to continue its practice of repaying maturities with new borrowings under these facilities.

7. DISPOSITIONS

  During 1993, the Company sold its subsidiaries, Magnetic Data, Inc. and Brumko Magnetics, which had been accounted for as a discontinued operation in 1992, to Delta Bravo, Inc. ("DBI"). A portion of the sales consideration consisted of notes issued to the Company. DBI subsequently defaulted on several note covenants

                         APPLIED MAGNETICS CORPORATION

7. DISPOSITIONS (CONTINUED)

and breached related pledge agreements with the Company. On July 17, 1996, the Company, through foreclosure proceedings, acquired all the common stock of DBI and Magnetic Data Technologies ("MDT"), which was formed in conjunction with the foreclosure for a $2.5 million reduction in debt owed to the Company by DBI. All DBI note balances had been fully reserved by the Company in previous years and the Company has no investment in DBI or MDT. The Company has engaged a third party consulting firm to operate and facilitate the sale of MDT. It is management's intent to complete the sale of MDT during fiscal 1999. MDT's financial position and results of operations are immaterial to the Company' s consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

  A portion of the Company's facilities and equipment are leased under non-cancelable operating leases and certain equipment is leased under capitalized leases. The terms of the leases for facilities and equipment expire over the next five years with renewal options in certain instances. Future minimum lease payments under capital and operating leases as of October 3, 1998 are as follows (in thousands):

                                                                LEASES
                                                           ------------------
                                                           CAPITAL  OPERATING
                                                           -------  ---------
     1999.................................................  $ 1,763   $30,991
     2000.................................................    1,606    25,883
     2001.................................................      236    21,522
     2002.................................................      --     12,655
     Thereafter...........................................      --      2,260
                                                            -------   -------
     Total minimum payments...............................    3,605   $93,311
                                                            =======   =======
     Less imputed interest................................     (293)
                                                            -------
     Present value of minimum payments under capital
      leases..............................................    3,312
     Less current portion.................................   (1,590)
                                                            -------
     Long-term lease
      obligation..........................................  $ 1,722
                                                            =======

  Manufacturing and other equipment at October 3, 1998 include assets under capitalized leases of $5.2 million with related accumulated depreciation of $0.1 million.

  Purchase commitments associated with capital expenditures were $3.6 million at October 3, 1998.

  The Company entered into $3.3 million of capital leases during fiscal 1998.

  The Company's Malaysian subsidiary has a credit facility with a Malaysian bank that includes security interest in the Company's real property holdings in Malaysia, with a net book value of $25.4 million at October 3, 1998.

  Total rental expense, net of sublease rental income, for the years ended October 3, 1998, September 27, 1997 and September 28, 1996, including items on a month-to-month basis, was approximately $32.5 million, $23.7 million and $15.2 million, respectively.

  One of the senior executives of the Company has a five year employment agreement. Any changes to the agreement require approval by the Board of Directors.

9. BENEFIT PLANS

  The Company has a qualified retirement plan (the "401(k) Plan") under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan

                         APPLIED MAGNETICS CORPORATION

9. BENEFIT PLANS (CONTINUED)

are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. Profit sharing amounts are distributed as 75% in cash, except for foreign employees who receive all of their profit sharing in cash, and 25% in cash which is contributed to employees participating in the Company's 401(k) Plan. There was no compensation expense recorded under the cash profit sharing plan and the Company made no 401(k) contributions during fiscal 1998. Compensation expense recorded under the cash profit sharing plan during 1997 and 1996 was approximately $4.5 million and $3.3 million, respectively, of which approximately $0.6 million and $0.5 million was contributed to participating employees' 401(k) accounts, respectively.

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

12. RESTRUCTURING CHARGE

  The Company recorded an $8.4 million restructuring charge in the first quarter of fiscal 1998. The charge was primarily related to the shut down of the Ireland facility, as part of a plan to consolidate foreign manufacturing operations. The shut down of the Ireland plant was completed in March 1998. Included in the charge was the write-down of certain tooling and equipment.

13. SUBSEQUENT EVENTS (UNAUDITED)

  On November 3, 1998, the Company entered into an agreement with Gleacher Natwest Inc. ("Gleacher") giving Gleacher, through the issuance of common stock purchase warrants, the right to purchase up to an aggregate of 1,200,000 shares of the Company's Common Stock in exchange for providing financial advisory services to the Company until February 12, 2000. The warrants will be issued in six series and each series entitles the holders thereof to purchase 200,000 of the Company's common stock at the lower of (i) the current market price on the vesting date, as defined or (ii) $7.00, subject to adjustments defined in the agreement. The warrants vest over the term of the agreement and are valued using the Black Scholes pricing model. The Company records a corresponding liability equal to the value of the warrants at each respective vesting date.

  The Company announced plans to merge with DAS Devices Inc. ("DAS"), on November 25, 1998. DAS was founded in 1996, as primarily a research and development center focused on MR and GMR product development. The Company and DAS, have entered into a definitive agreement whereby a wholly owned subsidiary of the Company will merge with and into DAS, which will then become a wholly owned subsidiary of the Company. Upon completion of the merger, the stockholders of DAS will receive approximately 13 million registered shares of the common stock of the Company.. This transaction will be accounted for under the purchase method of accounting. The Company has also entered into an agreement with certain institutional investors to raise $20 million dollars simultaneously upon the completion of the merger, through a private placement of common equity.

                         APPLIED MAGNETICS CORPORATION

14. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               THREE MONTHS ENDED
                                   --------------------------------------------
                                   DECEMBER 27 APRIL 4    JULY 4    OCTOBER 3
                                   ----------- --------  --------  ------------
(IN THOUSANDS, EXCEPT PER SHARE
DATA)
1998
Net sales.........................  $ 74,412   $ 58,843  $ 33,579    $ 16,763
Gross profit (loss)...............    (7,078)     3,721    (1,935)     (9,853)
Net loss..........................   (39,749)   (31,931)  (35,842)    (47,846)
Net loss per share:
  Loss per common share...........  $  (1.67)  $  (1.33) $  (1.50)   $  (1.99)
  Loss per common share--assuming
   dilution.......................     (1.67)     (1.33)    (1.50)      (1.99)
Weighted average number of common
 shares outstanding:
  Common shares...................    23,858     23,925    23,968      23,973
  Common shares--assuming
   dilution.......................    23,858     23,925    23,968      23,973
                                               THREE MONTHS ENDED
                                   --------------------------------------------
                                   DECEMBER 28 MARCH 29  JUNE 28   SEPTEMBER 27
                                   ----------- --------  --------  ------------
(IN THOUSANDS, EXCEPT PER SHARE
DATA)
1997
Net sales.........................  $121,627   $126,311  $124,073    $122,828
Gross profit......................    46,597     48,549    39,884      32,819
Net income........................    31,872     31,091    21,028      12,125
Net income per share:
  Income per common share.........  $   1.36   $   1.32  $   0.89    $   0.51
  Income per common share--
   assuming dilution..............      1.10       1.06      0.75        0.46
Weighted average number of common
 shares outstanding:
  Common shares...................    23,267     23,519    23,681      23,803
  Common shares--assuming
   dilution.......................    30,861     31,178    30,904      31,100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

  Pursuant to Paragraph G (3) of the General Instructions to Form 10-K portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Stockholders ("the Proxy Statement").

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

  (3) Exhibits:

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
     3   Certificate of Incorporation and Bylaws (1) Amended and Restated
         Bylaws (2) Amendment to Bylaws dated June 14, 1989 (3) Amendment to
         Certificate of Incorporation dated May 19, 1998
     4   Instruments defining the rights of securities holders including indentures Rights Agreement, dated as of October 19, 1988 and as amended on October 28, 1998, between Applied Magnetics Corporation and
         ChaseMellon Shareholder Services, L.L.C. as Rights Agent (2)
    10   (a)Applied Magnetics Corporation 1982 Long-Term Incentive Plan (4)
         (b)Applied Magnetics Corporation 1986 Long-Term Incentive Plan (5)
         (c)Applied Magnetics Corporation 1988 Stock Option Plan(6)
         (d)Applied Magnetics Corporation 1989 long-term Incentive Plan (7)
         (e)License and Technology Development Agreement dated as of September
              25, 1992, between Applied Magnetics Corporation and Hitachi
              Metals, Ltd. (8)
         (f)Applied Magnetics Corporation 1992 Stock Option Plan (8)
         (g)Financing Agreement dated January 11, 1995 between the Company and
              CIT Group/Business Credit, Inc. (13)
         (h)Letter Agreement between Registrant and Hitachi Metals, Ltd., dated
              May 30, 1995 extending maturity date of letter of credit to April
              12, 1996 (15)
         (i)Purchase Agreement between the Company and Delta Bravo, Inc., for the purchase of capital stock of Magnetic Data, Inc., a Delaware
              Corporation and Brumko Magnetic Corp., A Nebraska Corporation (9)
         (j)Cross License and Joint Research and Development Agreement
              effective as of November 5, 1993, between the Company and
              Hutchinson Technology Incorporated (10)
         (k)Applied Magnetics Corporation 1994 Employee Stock Option Plan (11)
         (l)Applied Magnetics Corporation 1994 Nonemployee Director's Stock
              Option Plan (11)
         (m)Letter Agreement dated as of November 14, 1994, between the Company and the CIT Group/Business Credit, Inc. (12)
         (n)Stock Purchase Agreement by and among the Company, Seagate
              Technology, Inc. and Applied Tape Technology, Inc. (12)
         (o)Letter Agreement dated August l, 1994, between the Company and
              Grisanti, Galef & Goldress, Inc. (12)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
         (p) Offer letter dated April 19, 1995 between Maybank Banking Berhad and Applied Magnetics (M) Sdn Bhd. for extension of credit facility (15)
         (q)Corporate Guarantee of the Registrant dated June 8, 1995 in favor of Maybank Banking Berhad (15)
         (r)Employment Agreement between Craig D. Crisman and the Company dated
              August 1, 1995 (16)
         (s)1995 Key Management Incentive Bonus Plan dated March 16, 1995 (16)
         (t)Worldwide Cash Profit Sharing Plan (17)
         (v)Form of Agreement (relating to termination benefits to key employees) (18)
         (w)Offer letter dated July 18, 1996 between Arab-Malaysian Bank Berhad and Applied Magnetics (M) Sdn Bhd for credit facility (19)
         (x)General Agreement between Arab-Malaysian Bank Berhad and Applied
              Magnetics (M) Sdn Bhd for credit facility (19)
         (y)Corporate Guarantee of the Registrant dated August 14, 1996 in favor of Arab-Malaysian Bank Berhad (19)
         (z)Offer letters dated August 6, 1996 and September 26, 1996 between
              BHL Bank and Applied Magnetics (M) Sdn Bhd for credit facility
              (19)
         (aa)Corporate Guarantee of the Registrant dated August 13, 1996 in favor if BHL Bank (19)
         (bb)Offer letter dated February 26, 1997 between United Overseas Bank
              (Malaysia) Bhd and Applied Magnetics (M) Sdn Bhd for credit facility (20)
         (cc)Corporate Guarantee of the Registrant dated March 11, 1997 in favor of United Overseas Bank (Malaysia) Bhd (20)
         (dd)Offer letter dated October 23, 1996 between Bank Utama (Malaysia)
              Berhad and Applied Magnetics (M) Sdn Bhd for credit facility (20)
         (ee)Corporate Guarantee of the Registrant dated April 15, 1997 in favor of Bank Utama (Malaysia) Berhad (20)
         (ff)Offer letter dated December 10, 1996 between DCB Bank Berhad and
              Applied Magnetics (M) Sdn Bhd for credit facility (20)
         (gg)Corporate Guarantee of the Registrant dated February 26, 1997 favor of DCB Bank Berhad (20)
         (hh)Employment Agreement Amendment No. I with Craig D. Crisman and the
              Company dated February 7, 1997 (20)
         (ii)Applied Magnetics Corporation 1989 Long-Term Incentive Plan
              Amendment dated May 9, 1997 (20)
         (jj)Agreement and Plan of Merger dated as of November 24 1998 between the Registrant, AMC Merger Subsidiary, Inc. and DAS Devices, Inc.
              (21)
         (kk)Securities Purchase Agreement dated as of November 24, 1998, between Registrant and Sierra Ventures VI, Watershed Partners,
              L.P., Watershed Cayman, L.L.C., Haussman Holdings, East River
              Ventures, L.L.C., JAFCO American Ventures, Inc., The Chase
              Manhattan Bank, as Trustee for First Plaza Group Trust (21)
    13   Annual Report to Shareholders. Integrated with Form 10-K
    21   Subsidiaries of the registrant. Incorporated by reference to Form 10-K dated December 29, 1994
    22   Published report regarding matters submitted to vote of security holders. None

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
    24   Power of Attorney. None
    27   Financial Data Schedule
    28   Information from reports furnished to state insurance regulatory authorities. None
   (1)   Filed an exhibit to the Company's Registration Statement on Form S-3
         (Registration No. 33-13653) filed on April 21, 1987, and incorporated herein by reference
   (2)   Filed as an exhibit to the Company's Current Report on Form 8-K dated
         October 28, 1998, and incorporated herein reference
   (3)   Filed as an exhibit to the Corporation's Annual Report on Form 10-K dated December 21, 1989 and incorporated hereby reference
   (4)   Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on January 27, 1983, and incorporated herein by reference
   (5)   Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on December 23, 1985, and incorporated herein by reference
   (6)   Filed as an exhibit to the Company's definitive Proxy statement filed pursuant to Regulation 14A on January 7, 1988, and incorporated herein by reference
   (7)   Filed as an exhibit to the Company's definitive Proxy Statement filed pursuant to Regulation 14A on December 30, 1988 and incorporated herein by reference
   (8)   Filed as an exhibit to the Company's Annual Report on Form 10-K dated
         December 22, 1992, as amended by Form 8, filed February 12, 1993 and incorporated herein by reference
   (9)   Filed as an exhibit to the Company's Report on Form 10-Q dated May 14,
         1993 and incorporated herein by reference
  (10)   Filed as an exhibit to the Company's Current Report on Form 8-K dated
         December 2, 1993 and incorporated herein by reference
  (11)   Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q
         dated March 31, 1994, and incorporated herein by reference
  (12)   Filed as an exhibit to the Company's Annual Report on Form 10-K dated
         December 29, 1994
  (13)   Filed as an exhibit to the Company's Current Report on Form 8-K dated
         January 16. 1995 and incorporated by reference
  (14)   Filed as an exhibit to the Company's Report on Form 10-Q dated May 15,
         1995 and incorporated herein by reference
  (15)   Filed as an exhibit to the Company's Report on Form 10-Q dated August
         15, 1995 and incorporated herein by reference
  (16)   Filed as an exhibit to the Company's Annual Report on form 10-K dated
         December 21, 1995, as amended by Form 10K/A, dated June 11, 1996 and incorporated herein by reference
  (17)   Filed as an exhibit to the Company's Report on Form 10Q/A dated March
         4, 1996 and incorporated herein by reference
  (18)   Filed as an exhibit to the Company's Annual Report on Form 10-K dated
         December 20, 1996
  (19)   Filed as an exhibit to the Company's Report on Form 10-Q dated
         February 11, 1997 and incorporated herein by reference
  (20)   Filed as an exhibit to the Company's Report on Form 10-Q dated August
         8, 1997 and incorporated herein by reference
  (21)   Filed as an exhibit to the Company's current report on form 8K dated
         November 24, 1998 and incorporated herein by reference

  (b) Reports on Form-8K. Reports on 8-K dated February 24, 1997 and March 17, 1997 were filed by the Company with respect to the initiation of a proposed business combination with Read-Rite Corporation and subsequent termination, thereof, respectively.

  (c) Exhibits. The exhibits listed (a) (2) above are submitted as a separate section of this report.

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

                                                                    SCHEDULE II

                APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)

                                    BALANCE AT                                        BALANCE AT
                                    BEGINNING                                            END
CLASSIFICATION                      OF PERIOD  ADDITIONS   DEDUCTIONS     OTHER       OF PERIOD
--------------                      ---------- ---------   ----------    --------     ----------
Year Ended September 28, 1996
Allowance for doubtful collection:
  Accounts Receivable..............  $   652    $   --      $    --      $    114 (A)   $  766
  Notes Receivable.................   20,459        --       (2,874)(B)   (17,585)(B)       --
Year Ended September 27, 1997
Allowance for doubtful collection:
  Accounts Receivable..............  $   766    $4,200(C)   $   (35)     $     11 (A)   $4,942
Year Ended October 3, 1998
Allowance for doubtful collection:
  Accounts Receivable..............  $ 4,942    $   --      $(4,210)(D)  $    172 (A)   $  904

--------
(A) In 1996, 1997 and 1998, the accounts receivable allowance amount represents recoveries of accounts previously written off.

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

(D) Fiscal year 1998 accounts receivable write off, including Micropolis (S) Pte Ltd. and others.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                          Applied Magnetics Corporation

Date: December 23, 1998                          /s/ Craig D. Crisman
                                          By: _________________________________
                                                    Craig D. Crisman
                                             Chairman of the Board and Chief
                                              Executive Officer (Principal
                                                   Financial Officer)

                                                 /s/ Peter T. Altavilla
Date: December 23, 1998                   By: _________________________________
                                                   Peter T. Altavilla
                                             Corporate Controller (Principal
                                                   Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   /s/ Craig D. Crisman              Chairman of the Board and     December 23, 1998
____________________________________  Chief Executive Officer
   Craig D. Crisman
   /s/ Harold R. Frank               Director and Chairman         December 23, 1998
____________________________________
   Harold R. Frank
   /s/ R. C. Mercure, Jr.            Director                      December 23, 1998
____________________________________
   R. C. Mercure, Jr.
   /s/ Herbert M. Dwight, Jr.        Director                      December 23, 1998
____________________________________
   Herbert M. Dwight, Jr.
   /s/ Jerry E. Goldress             Director                      December 23, 1998
____________________________________
   Jerry E. Goldress