Form 10-Q
period 1999-01-02
APPLIED MAGNETICS CORP
filed 1999-01-29
CIK 6948

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                            ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended January 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 24,011,124 $.10 par value common stock as of January 26, 1999.


                            Exhibit Index on page 18

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company" or "Applied Magnetics") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                      For the three months ended
                                                        January 2,  December 27,
                                                           1999         1997
                                                        ----------  ------------

Net sales                                                $ 23,530    $ 74,412
Cost of sales                                              33,123      81,490
                                                         --------    --------
  Gross loss                                               (9,593)     (7,078)
                                                         --------    --------

Research and development expenses                          29,497      23,309
Selling, general and administrative expenses                1,592       1,785
Restructuring charge                                         --         8,400
                                                         --------    --------

Total operating expenses                                   31,089      33,494
                                                         --------    --------

Loss from operations                                      (40,682)    (40,572)

Interest income                                               621       2,261
Interest expense                                           (3,430)     (3,033)
Other income (expense), net                                (1,313)      1,625
                                                         --------    --------

Loss before taxes                                         (44,804)    (39,719)
Provision for income taxes                                    771          30
                                                         --------    --------

Net loss                                                 $(45,575)   $(39,749)
                                                         ========    ========

Net loss per share:

Loss per common share                                    ($  1.90)   ($  1.67)
                                                         ========    ========
Loss per common share - assuming dilution                ($  1.90)   ($  1.67)
                                                         ========    ========

Weighted average number of common and common equivalent shares outstanding:

Common shares                                              23,978      23,858
                                                         ========    ========
Common shares - assuming dilution                          23,978      23,858
                                                         ========    ========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)
                                     ASSETS
                                                        January 2,    October 3,
                                                           1999         1998
                                                        ----------    ----------
Current Assets:
 Cash and equivalents                                    $  34,933   $  71,674
 Accounts receivable, net                                    5,438       7,291
 Inventories                                                 5,820      13,054
 Prepaid expenses and other                                 13,511      15,590
                                                         ---------   ---------
                                                            59,702     107,609
                                                         ---------   ---------
Property, plant and equipment, at cost                     366,829     365,469
Less-accumulated depreciation                             (195,796)   (188,022)
                                                         ---------   ---------
                                                           171,033     177,447
                                                         ---------   ---------
Other assets                                                13,355      14,462
                                                         ---------   ---------
                                                         $ 244,090   $ 299,518
                                                         =========   =========
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
 Current portion of long-term debt                       $   1,629   $   1,610
 Bank notes payable                                         53,801      58,468
 Accounts payable                                           11,310      16,409
 Accrued payroll and benefits                                7,501       8,070
 Other current liabilities                                   9,998       9,653
                                                         ---------   ---------
                                                            84,239      94,210
                                                         ---------   ---------
 Long-term debt, net                                       116,328     116,767
                                                         ---------   ---------
 Other liabilities                                           3,015       2,581
                                                         ---------   ---------
 Shareholders' Investment:
  Preferred stock, $.10 par value, authorized 5,000,000
    shares, none issued and outstanding                        --          --
  Common stock, $.10 par value, authorized 80,000,000
    shares, issued 24,125,194 shares at January 2, 1999
    and 24,103,294 shares at October 3, 1998                 2,413       2,410
  Paid-in capital                                          191,349     191,225
  Retained deficit                                        (151,640)   (106,065)
                                                         ---------   ---------
                                                            42,122      87,570
  Treasury stock, at cost (130,552 shares at January 2, 1999
   and 130,233 at October 3, 1998)                          (1,581)     (1,577)
  Unearned restricted stock compensation                       (33)        (33)
                                                         ---------   ---------
                                                            40,508      85,960
                                                         ---------   ---------
                                                         $ 244,090   $ 299,518
                                                         =========   =========

The accompanying Selected Notes to Condensed Consolidated Financial
Statements are an integral part of these condensed consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                      For the three months ended
                                                        January 2,  December 27,
                                                           1999        1997
                                                        ----------  ------------

Cash Flows from Operating Activities:
 Net loss                                                $ (45,575)  $ (39,749)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                             11,195      11,920
  Loss on sale of businesses and assets                        265        --
  Restructuring charge                                        --         8,400
  Changes in assets and liabilities:
    Accounts receivable                                      1,853      21,195
    Inventories                                              7,234       4,489
    Prepaid expenses and other                               2,030      (1,269)
    Accounts payable                                        (5,099)     (3,086)
    Accrued payroll and benefits                              (569)     (2,169)
    Other assets and liabilities                             1,265         454
                                                         ---------   ---------
  Net cash provided by (used in) operating activities      (27,401)        185
                                                         ---------   ---------

Cash Flows from Investing Activities:
 Additions to property, plant and equipment                 (4,831)    (30,735)
 Proceeds from sale of property, plant and equipment,
     net                                                       401        --
 Notes receivable                                               29          26
                                                         ---------   ---------
  Net cash used in investing activities                     (4,401)    (30,709)
                                                         ---------   ---------

Cash Flows from Financing Activities:
 Proceeds from issuance of debt                             55,252      62,230
 Repayment of debt                                         (60,339)    (62,578)
 Proceeds from stock options exercised, net                    123         117
                                                         ---------   ---------
  Net cash used in financing activities                     (4,964)       (231)
                                                         ---------   ---------

Effect of exchange rate changes on cash and equivalents         25        (780)
                                                         ---------   ---------

Net decrease in cash and equivalents                       (36,741)    (31,535)
                                                         ---------   ---------
Cash and equivalents at beginning of period                 71,674     162,302
                                                         ---------   ---------
Cash and equivalents at end of period                    $  34,933   $ 130,767
                                                         =========   =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                (January 2, 1999)
Note A: Inventories
-------------------

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):


                                     January 2,       October 3,
                                       1999              1998
                                     ----------       ----------

Purchased parts and
 manufacturing supplies               $ 3,042          $ 8,578
Work in process                         1,166            2,414
Finished goods                          1,612            2,062
                                      -------          -------
                                      $ 5,820          $13,054
                                      =======          =======

Note B: Restructure Charge
--------------------------

       The Company recorded an $8.4 million restructuring charge in the first quarter of fiscal 1998. The charge was primarily related to the shut down of the Ireland facility, as part of a plan to consolidate foreign manufacturing operations. The shut down of the Ireland plant was completed in March 1998. Included in the charge was the write-down of certain tooling and equipment.

Note C: Credit Facilities
-------------------------

      The Company's Malaysian subsidiary has credit facility agreements with five Malaysian banks. These credit facilities allow for borrowings of up to $62.7 million of which $53.8 million was outstanding as of January 2, 1999. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank are secured by the Company's real property holdings in Malaysia and include financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with the four other banks are unsecured.

       The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of January 2, 1999, the Company was not in compliance with the financial covenants under this line of credit, but has received notification from the Company's lender waiving the area of non-compliance until March 31, 1999. The Company expects to successfully renegotiate terms of the covenants with the lender. As of January 2, 1999, the total amount available under this line of credit was fully utilized.

Note E: Earnings (Loss) Per Share Computation
---------------------------------------------

      Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income (loss) per share ("EPS") with the presentation of basic EPS. Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share - assuming dilution is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's 7.0% Convertible Subordinated Debentures due March 15, 2006 (the "Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures has an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 23,978,037 used in the calculation of loss per common share and common share assuming dilution at January 2, 1999.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      On November 25, 1998, the Company announced plans to merge with DAS Devices, Inc. ("DAS"). DAS was founded in 1996, as primarily a research and development center focused on magnetoresistive ("MR") and giant magnetoresistive ("GMR") product development. The Company entered into an agreement with certain institutional investors to raise $20 million dollars through the issuance of common stock, simultaneously with the completion of the Company's anticipated merger with DAS. The Company anticipates that the merger will be approved and the merger and the investment will be completed during its second fiscal quarter.

      The Company is currently in the process of winding down volume production shipments of its inductive thin film heads and revenue from this family of products will decline significantly in the second fiscal quarter of 1999. The Company recently commenced volume production shipments of a 3.4 gigabyte per 3.5 inch disk MR product based on a DAS design. The 4.3 gigabyte per 3.5 inch disk product is in the process of qualification and upon receipt of orders, volume production is planned to begin in the third fiscal quarter of 1999. Due to long lead time requirements for new product qualifications, the benefits of the DAS GMR technology is not anticipated to be realized until late in the third fiscal quarter of 1999. Consequently, the Company anticipates that quarterly sales revenue will be its lowest point for the year in the second fiscal quarter.

      The Company believes that its new MR and GMR products, based on the DAS design, compare favorably to the performance of the other head suppliers' offerings. Future revenues and operating results will be dependent on the successful qualification and timely production ramp of new MR and GMR products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory competitive product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity.

Three Months Ended January 2, 1999
----------------------------------

NET SALES. Net sales of $23.5 million in the first quarter of fiscal 1999 decreased 68.4% from net sales of $74.4 million in the first quarter of fiscal 1998 as inductive thin film products reach end of life. Due to production process problems with new MR products the Company has been unable to maintain sales volumes experienced with inductive thin film products during the same period in the prior year.

GROSS PROFIT. As a percentage of net sales, gross profit was a negative 40.8% and a negative 9.5%, for the first quarter of fiscal 1999 and the first quarter of fiscal 1998, respectively. The decrease in gross profit in the first quarter of fiscal 1999 as compared to the same quarter in the prior fiscal year was due to the reasons discussed under "Net Sales".

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses as a percentage of net sales were 125.4% and 31.3% for the first quarter of fiscal 1999 and the first quarter of fiscal 1998, respectively. Expenses in dollars in the first quarter of fiscal 1999 of $29.5 million increased $6.2 million from $23.3 million in the first quarter of fiscal 1998. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR head technology and on development of giant magnetoresistive ("GMR") head technology. As a result, there continues to be a significant increase in R&D expenses as the Company continues its transition from products with inductive thin film technology to products with MR and GMR technology. The Company made its first delivery of GMR evaluation units based on the DAS design in the first fiscal quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales were 6.8% and 2.4% for the first quarter of fiscal 1999 and the first quarter of fiscal 1998, respectively. The percentage increase was due to lower net sales. Expenses in dollars of $1.6 million in the first quarter of fiscal 1999 decreased $0.2 million from $1.8 million in the first quarter of fiscal 1998.

INTEREST INCOME AND EXPENSE. Interest income of $.6 million in the first quarter of fiscal 1999 decreased $1.7 million compared to interest income of $2.3 million the first quarter of fiscal 1998 due to lower average cash balances. Interest expense of $3.4 million in the first quarter of fiscal 1999 increased by $.4 million compared to $3.0 million in the first quarter of fiscal 1998 due to varying interest rates and higher average debt balances.

OTHER INCOME AND EXPENSE. Other expense was a loss of $1.3 million for the first quarter of fiscal 1999 compared to other income of $1.6 million in the first quarter of fiscal 1998. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that experienced volatility in exchange rates during fiscal 1998 which continued into the first fiscal quarter of 1999.

Liquidity and Capital Resources
-------------------------------

      At January 2, 1999, the Company's cash and cash equivalents decreased to $34.9 million from $71.7 million at October 3, 1998. Total debt, including notes payable, amounted to $171.8 million, a decrease of $5.0 million from the balance outstanding at October 3, 1998, primarily due to a decrease in notes payable. Total debt included $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006. Also included in total debt at January 2, 1999, was $53.8 million in Malaysian bank borrowings. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with four other banks, established in fiscal 1997, are unsecured. Additional borrowings available under all of the existing facilities were approximately $8.9 million at January 2, 1999. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. The Company was in compliance with all of its covenants at January 2, 1999.

      The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of January 2, 1999, the Company was not in compliance with the financial covenants under this line of credit, but has received notification from the Company's lender waiving the area of non-compliance until March 31, 1999. The Company expects to successfully renegotiate terms of the covenants with the lender. As of January 2, 1999, the total amount available under this line of credit was fully utilized.

      In response to the wind down of the Company's inductive thin film product and its impending consolidation with DAS, the Company continues to reduce headcount in its California and Malaysia facility. The Company had 4,700 employees as of January 2, 1999, which is a reduction of approximately 500 from its fiscal 1998 year end. Reductions will continue during the Company's second fiscal quarter of 1999. The Company's capital expenditure plan for fiscal 1999 is approximately $35 million, which includes equipment to be obtained through operating leases. In comparison, capital expenditures for fiscal 1998 were $79.5 million, which included equipment obtained through operating leases. Capital equipment expenditures for the first fiscal quarter of 1999 were $4.8 million. In addition, the Company leased $3.3 million of production equipment through operating leases. Purchase commitments were approximately $3.4 million at January 2, 1999.

      During the second quarter of fiscal 1999, the Company's liquidity is heavily dependent on the $20 million equity investment it expects to receive as part of its planned merger with DAS. In addition, the Company is seeking to arrange additional private financing which along with the sale of certain assets will provide sufficient funding to support the transition to GMR production. Future revenues and profitability will depend upon the Company's ability to achieve qualification status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on its MR and GMR products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could have a material adverse affect on the Company's future years' operations and competitive position.

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

Certain Additional Business Factors
-----------------------------------

TECHNOLOGY TRANSITIONS
      The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion, as recently experienced with the faster acceleration from inductive thin film to MR disk head technology. The Company estimates that the industry product life cycle is currently running as short as 9 to 12 months. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify as a supplier for disk drive manufacturers' programs. During fiscal 1996 and 1997, the Company experienced increased customer demand and significant revenue growth and profitability. This success was due primarily to continued timely production ramps on a number of inductive thin film programs and continued successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. During fiscal 1998, the Company experienced significant losses as it attempted to transition from inductive thin film to MR disk head technology. Fiscal 1999 will be another technology transition year for the Company as it works to achieve both MR and GMR qualifications with the DAS designs. There can be no assurance that the Company will continue to qualify for disk head manufacturing programs or that it will not continue to experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance.

FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS
      The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and customer-specific materials are ordered on the basis of such purchase orders. As customer programs reach end of life, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company, on occasion, and as recently as the first quarter of fiscal 1998, experienced cancellations and rescheduling of orders and reductions in quantities ordered as customer requirements changed. Cancellations, rescheduling and reductions of orders resulted in under utilization of production capacity and had a material adverse effect on the Company's results for fiscal 1998. Fiscal 1999 operating results will continue to be impacted as the Company reaches end of life with its inductive thin film products and works with its customers to qualify on their MR and GMR disk head technology products. The Company's operating results have in the past been and likely will in the future be adversely affected during periods when production capacity is underutilized.

DEPENDENCE ON CYCLICAL HARD DISK DRIVE INDUSTRY
      Multimedia personal computers and high-end computer applications such as network servers (Internet and Intranet), workstations and mainframes are driving the demand for greater storage capacity and performance. In addition, the market growth of laptop, notebook and sub-notebook computers has increased the demand for smaller form factor disk drives. As a result, the Company experienced significant customer demand for its advanced inductive thin film products during fiscal 1997. However, due to continued industry trends towards even greater storage capacity and performance, customer demand began to shift from inductive thin film product technology to MR technology. By the end of fiscal 1998, the Company's customers had discontinued development of new products based on inductive thin film disk head technology. MR and GMR disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than inductive thin film disk heads, now represent the fastest growing segments of the recording head industry. Demand for inductive thin film disk heads peaked during fiscal 1997. Fiscal 1998 was a year of significant technology transition, as the Company's customer demand went from predominantly inductive thin film to MR technology. Fiscal 1999 will see this trend continue as inductive thin film reaches end of life and the market transitions to MR and GMR products.

      In recent years, the disk drive industry has experienced significant growth and the Company has expanded its capacity during the last two fiscal years to meet that growth. However, the disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. The disk drive industry entered into an oversupply condition in early 1998 and, as a result, head suppliers, including the Company, are experiencing competitive pricing pressures for their inductive thin film and MR heads. A continued decline in demand for hard disk drives, as experienced by the industry during fiscal 1998, had a material adverse impact on the Company's operating results. A continued decline in demand for older products and the failure to bring new products to the market would have a material adverse effect on the Company's future operating results.

SIGNIFICANT CAPITAL NEEDS
      The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. Capital expenditures for the nine months ended January 2, 1999 were $4.8 million. In addition, the Company leased $3.3 million of production equipment through operating leases during the same period. During fiscal 1999, the Company plans to spend approximately $35.0 million on capital expenditures, which includes operating lease commitments. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, existing credit facilities, and equipment lease financing arrangements along with the $20 million equity investment it expects to receive as part of the planned merger with DAS. In addition, the Company is seeking to arrange additional private financing which along with the sale of certain assets will provide sufficient funding to support the transition to GMR production. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could have a material adverse affect on the Company's future operating results.

SHORT-TERM BORROWINGS
      At January 2, 1999, the Company had approximately $53.8 million of short-term borrowings outstanding in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The loan facilities are used for the purchase of manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

CONCENTRATION OF REVENUES
      The disk head industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers. The Company had one customer, Western Digital, that accounted for 72% of the Company's net sales in fiscal 1998. Samsung Electronics accounted for 27% of net sales during fiscal 1998. The Company's ability to obtain new customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of successful deployment of new technologies by their competitors or various other factors. A significant reduction in orders, the loss of a major customer or the inability to increase the customer base, which could occur for any variety of reasons, could have a material adverse effect on the Company's operating results.

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

COMPETITION
      The Company competes with other independent recording head suppliers, as well as disk drive manufacturers that produce magnetic recording heads used in their own products. Fujitsu Ltd., Hitachi Ltd., IBM and Seagate produce some or all inductive thin film, MR, and/or GMR heads for their own use. All these companies have significantly greater financial, technical and marketing resources than the Company. IBM also makes its recording head products available in the original equipment manufacturers ("OEM") market to competing drive manufacturers, in direct competition with the Company.

      Read-Rite Corporation ("Read-Rite") has had substantially greater sales of disk head products than the Company and has been the largest domestic competitor among independent inductive thin film and MR disk head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI") have a joint venture in Japan to make inductive thin film and/or MR wafers. Another domestic supplier of MR recording heads is Headway Technologies.

      Several large Japanese companies, some with considerably more resources than the Company, compete in the independent head market. Alps Electric Corporation, Ltd., TDK Corporation (and its SAE Magnetics, Ltd. subsidiary) and Yamaha Corporation continue to aggressively develop and market recording heads.

CONSOLIDATION OF THE DISK DRIVE INDUSTRY

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

VOLATILITY OF STOCK PRICE
      The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $4.00 to $33.25 per share during fiscal 1998 and ranging from $3.38 to $9.19 during the first three months of fiscal 1999. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

Forward-Looking Information
---------------------------

      When used in Management's Discussion and Analysis, the words "believe", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements speak only as of the date hereof. All of the forward looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company's business that could cause actual results to differ materially from those projected. These factors include, but are not limited to: successful transition to volume production of MR and GMR disk head products with profitable yields; the limited number of customers and customer changes in short range and long range plans; dependence on continued customer demand for the Company's inductive thin film products for the second quarter of fiscal 1999; competitive pricing pressures; changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to generate or obtain sufficient capital to fund its working capital needs; the Company's ability to control inventory levels; domestic and international competition in the Company's product areas; risks related to international transactions; Y2K issues; and general economic risks and uncertainties.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        Exhibit
        Number             Description
        ------             -----------

         11                Statement re computation of per share information.

         27                Financial Data Schedule

        (b) Reports on Form 8-K.

            (i) The Company filed a Report on Form 8-K dated October 28, 1998 reporting under item 5 that the Board of Directors of the Company adopted amendments to the Rights Agreement, dated October 19, 1998, between the Company and First Interstate Bank of California, as Rights Agent, pursuant to which the Company issued one Right for each outstanding share of common stock, $.10 par value, of the Company to stockholders of record at the close of business on November 1, 1988.

           (ii) On December 3, 1998, the Company also filed a Report on
                From 8-K dated November 24, 1998 reporting under item 5 the Company entered into an Agreement and Plan of Merger with AMC Merger Subsidiary, Inc., a Delaware Corporation and wholly owned Subsidiary of Registrant ("AMC") and DAS Devices, Inc., a Delaware Corporation ("DAS"), pursuant to which AMC would merge with and into DAS and Registrant would issue 13,051,872 shares of its common stock, par value $.01 per share to the stockholders of DAS. The merger would result in DAS becoming a wholly-owned Subsidiary of Registrant.

                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               APPLIED MAGNETICS CORPORATION



Dated: January 29, 1999        /s/ Craig D. Crisman
                               -------------------
                               Craig D. Crisman
                               Chairman of the Board and Chief Executive Officer
                               (Principal Financial Officer)


Dated: January 29, 1999        /s/ Peter T. Altavilla
                               ---------------------
                               Peter T. Altavilla
                               Corporate Controller
                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit
   No.            Description                                           Page
--------------------------------------------------------------------------------

   11              Statement re computation of per share information.     19

   27              Financial Data Schedule                                20

                                                                      EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------
                      (in thousands, except per share data)

                                                     For the three months ended
                                                     ---------------------------
                                                        January 2,  December 27,
                                                          1999          1998
                                                        ----------  ------------
Loss Per Share:

Net loss                                                 $(45,575)   $(39,749)
                                                         ========    ========

Common shares outstanding                                  23,978      23,858
                                                         ========    ========

Loss per common share                                    $  (1.90)   $  (1.67)
                                                         ========    ========

Loss per Common Share-Assuming Dilution:

Net loss before adjustment                                (45,575)    (39,749)
Add back subordinated debentures interest                    --          --
Add back subordinated debentures amortization                --          --
Less tax impact                                              --          --
                                                         --------    --------
     Net loss as adjusted                                $(45,575)   $(39,749)
                                                         ========    ========

Shares
  Weighted average common shares outstanding               23,978      23,858
  Dilutive effect of stock options                           --          --
  Assuming conversion of convertible subordinated
    debentures                                               --          --
                                                         --------    --------
  Common shares-assuming dilution                          23,978      23,858
                                                         ========    ========

Loss per common share-assuming Dilution:                 $  (1.90)   $  (1.67)
                                                         ========    ========

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share - assuming dilution is computed based on the weighted average number of shares of common and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for the periods presented.