Form 10-Q
period 1999-04-03
APPLIED MAGNETICS CORP
filed 1999-05-18
CIK 6948

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                            ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 3, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes ..X..   No....

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 41,736,741 $.10 par value common stock as of May 13, 1999.







                                 Page 1 of 22
                            Exhibit Index on Page 20

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                             For the three months ended            For the six months ended
                                                              April 3,          April 4,         April 3,           April 4,
                                                            ------------      -----------      ------------       -----------
                                                               1999               1998            1999               1998
Net sales                                                 $       7,989     $     58,843      $     31,519        $   133,255
Cost of sales                                                    23,571           55,122            56,694            136,612
                                                            ------------      -----------      ------------        -----------
  Gross margin (deficit)                                        (15,582)           3,721           (25,175)            (3,357)
                                                            ------------      -----------      ------------        -----------
Research and development expenses                                32,002           28,441            61,499             51,750
Selling, general and administrative expenses                      1,852            1,790             3,444              3,575
Writedown of assets and restructuring charges                     4,500                -             4,500              8,400
Amortization                                                      2,016                -             2,016                  -
Purchase in-process technology                                   28,700                -            28,700                  -
                                                            ------------      -----------      ------------        -----------
Total operating expenses                                         69,070           30,231           100,159             63,725
                                                            ------------      -----------      ------------        -----------
Loss from operations                                            (84,652)         (26,510)         (125,334)           (67,082)
Interest income                                                     320            1,165               941              3,426
Interest expense                                                 (3,462)          (3,259)           (6,892)            (6,292)
Other income (expense)                                               28           (3,080)           (1,285)            (1,455)
                                                            ------------      -----------      ------------        -----------
Loss before taxes                                               (87,766)         (31,684)         (132,570)           (71,403)
Provision (benefit) for income taxes                               (267)             247               514                277
                                                            ------------      -----------      ------------        -----------
Net loss                                                  $     (87,499)    $    (31,931)     $   (133,084)       $   (71,680)
                                                            ============      ===========      ============        ===========
Net loss per share:
   Loss per common share                                  $       (2.52)    $      (1.33)     $      (4.53)       $     (3.00)
                                                            ============      ===========      ============        ===========
   Loss per common share - assuming dilution              $       (2.52)    $      (1.33)     $      (4.53)       $     (3.00)
                                                            ============      ===========      ============        ===========
Weighted average number of common shares outstanding:
   Common shares                                                 34,729           23,925            29,353             23,891
                                                            ============      ===========      ============        ===========
   Common shares - assuming dilution                             34,729           23,925            29,353             23,891
                                                            ============      ===========      ============        ===========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                                             April 3,          October 3,
                                                                       --------          ----------
                                                                        1999                1998
Current Assets:
  Cash and cash equivalents                                        $      20,191      $       71,674
  Accounts receivable, net                                                 3,870               7,291
  Inventories                                                              2,229              13,054
  Prepaid expenses and other                                              13,186              15,590
                                                                     ------------       -------------
                                                                          39,476             107,609
                                                                     ------------       -------------
Property, plant and equipment, at cost                                   392,905             365,469
Less-accumulated depreciation                                           (207,679)           (188,022)
                                                                     ------------       -------------
                                                                         185,226             177,447
                                                                     ------------       -------------
Cost in excess of net assets of business acquired, net                    67,268                   -
Other assets                                                              13,681              14,462
                                                                     ------------       -------------
                                                                   $     305,651      $      299,518
                                                                     ============       =============
          LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                                $       3,458      $        1,610
  Bank notes payable                                                      64,820              58,468
  Accounts payable                                                        21,714              16,409
  Accrued payroll and benefits                                            10,329               8,070
  Other current liabilities                                               11,739               9,653
                                                                     ------------       -------------
                                                                         112,060              94,210
                                                                     ------------       -------------
Long-term debt, net                                                      125,373             116,767
                                                                     ------------       -------------
Other liabilities                                                          2,894               2,581
                                                                     ------------       -------------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding                            -                   -
  Common stock, $.10 par value, authorized
    80,000,000 shares, issued 41,557,887 at
    April 3, 1999 and 24,103,294 shares at
    October 3, 1998                                                        4,156               2,410
  Paid-in capital                                                        301,931             191,225
  Retained deficit                                                      (239,149)           (106,065)
                                                                     ------------       -------------
                                                                          66,938              87,570
  Treasury stock, at cost (130,552 shares as of April 3, 1999
    and 130,233 shares at October 3, 1998)                                (1,581)             (1,577)
  Unearned restricted stock compensation                                     (33)                (33)
                                                                     ------------       -------------
                                                                          65,324              85,960
                                                                     ------------       -------------
                                                                   $     305,651      $      299,518
                                                                     ============       =============

The accompanying Selected Notes to Condensed Consolidated Financial
Statements are an integral part of these condensed consolidated balance sheets.
                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                           For the six months ended
                                                                    April 3,                 April 4,
                                                                   ------------             -----------
                                                                      1999                     1998
Cash Flows from Operating Activities:
  Net loss                                                       $    (133,084)           $    (71,680)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                       24,122                  23,089
    Loss on sale of business and assets                                    265                       -
    Restructuring charge                                                 4,500                   8,400
    Purchase in-process technology                                      28,700                       -
    Changes in assets and liabilities, net of effects from
      business merger:
        Accounts receivable, net                                         3,913                  24,877
        Inventories                                                     10,940                  19,623
        Prepaid expenses and other                                       2,880                  (3,067)
        Accounts payable                                                (6,331)                (25,925)
        Accrued payroll and benefits                                     1,219                  (2,109)
        Other assets and liabilities                                    (3,711)                 (1,981)
                                                                   ------------             -----------
    Net cash flows used in operating activities                        (66,587)                (28,773)
                                                                   ------------             -----------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment                            (6,658)                (48,875)
  Proceeds from sale of businesses and property, plant and
        equipment, net                                                     401                       -
  Purchase of business                                                    (703)                      -
  Notes receivable                                                          58                      62
                                                                   ------------             -----------
    Net cash flows used in investing activities                         (6,902)                (48,813)
                                                                   ------------             -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt                                        91,677                 134,995
  Repayment of debt                                                    (88,637)               (132,479)
  Proceeds from stock options exercised, net                            18,950                     528
                                                                   ------------             -----------
    Net cash flows provided by financing activities                     21,990                   3,044
                                                                   ------------             -----------
Effect of exchange rate changes on cash and cash equivalents                16                    (817)
                                                                   ------------             -----------
Net decrease in cash and cash equivalents                              (51,483)                (75,359)
                                                                   ------------             -----------
Cash and cash equivalents at beginning of period                        71,674                 162,302
                                                                   ------------             -----------
Cash and cash equivalents at end of period                       $      20,191            $     86,943
                                                                   ============             ===========
Supplemental Cash Flow Data:
Stock issued to purchase business                                $      93,498            $          -
                                                                   ============             ===========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                 (April 3, 1999)


Note A:  Merger with DAS Devices, Inc. (DAS)
--------------------------------------------

      On February 11, 1999, the Company completed its merger with DAS, a research and development company. The consideration exchanged was 13,051,872 of the Company's common stock for all of the outstanding preferred and common shares of DAS. The acquisition was accounted for as a purchase, and the acquisition price was allocated to assets acquired, including the fair value of in-process technology, and liabilities assumed based on their fair values, as determined by an independent, third-party appraiser. It was determined that in-process technology of $28.7 million was acquired. Since the technology has no future economic value to the Company, it was written-off during the three months ended April 3, 1999. The excess of the purchase price plus related transaction costs over the fair value of tangible and intangible assets acquired and liabilities assumed has been allocated to (1) developed technology and know-how, which will be amortized on a straight line basis over 3 years, the estimated period of future benefit and (2) goodwill (including a value of $1.6 million associated with assembled workforce), which will be amortized on a straight line basis over the estimated period of future benefit of 7 years. Concurrent with this acquisition and contingent on the merger, a private investor group purchased 4,641,089 shares of the Company's common stock in exchange for $18.75 million.

Note B: Inventories
-------------------

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                              April 3,          October 3,
                              --------          ----------
                                1999               1998
                                ----               ----

Purchased parts and
   manufacturing supplies    $      949         $    8,578
Work in process                   1,280              2,414
Finished goods                        -              2,062
                             ----------         ----------
                                  2,229             13,054
                             ==========         ==========

Note C:  Writedown of Assets and Restructuring Charge
-----------------------------------------------------

      The Company recorded a restructuring charge of approximately $8.4 million in the first quarter of fiscal 1998. Of this amount, approximately $2.9 million pertains to severance and related expenses at the Ireland facility and approximately $5.5 million represents the write-off of the unamortized book value of inductive thin-film equipment. The shut down of the Ireland facility was completed in March 1998 as part of a plan to consolidate foreign manufacturing operations. All amounts for severance, outplacement and relocation at the Ireland facility were paid during 1998. The Company recorded a $4.5 million charge in the second fiscal quarter of 1999 related to the writedown of obsolete assets and the assets associated with the discontinuation of an in-house suspension assembly operation.

Note D: Credit Facilities
-------------------------

      The Company's Malaysian subsidiary has credit facility agreements with five Malaysian banks. These credit facilities allow for borrowings of up to $62.7 million of which $62.4 million was outstanding as of April 3, 1999. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank are secured by the Company's real property holdings in Malaysia and include financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with the four other banks are unsecured.

      The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of April 3, 1999, the Company was not in compliance with the financial covenants under this line of credit, but has received notification from the Company's lender waiving the area of non-compliance until June 30, 1999. The Company expects to successfully renegotiate terms of the covenants with the lender. As of April 3, 1999, the total amount available under this line of credit was fully utilized.

Note E: Earnings (Loss) Per Share Computation
---------------------------------------------

      Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income (loss) per share ("EPS") with the presentation of basic EPS. Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share - assuming dilution is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's 7.0% Convertible Subordinated Debentures due March 15, 2006 (the "Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures has an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 34,728,792 used in the calculation of loss per common share and common share - assuming dilution at April 3, 1999.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

      On February 12, 1999, the Company completed its previously announced merger with DAS Devices, Inc. ("DAS"). DAS was founded in 1996, as primarily a research and development center focused on magnetoresistive ("MR") and giant magnetoresistive ("GMR") product development. Concurrent with the closing, a private placement was also completed with certain institutional investors which provided the Company with $18.75 million in new working capital.

      On April 12, 1999, the Company completed its previously announced sale of its subsidiary, Magnetic Data Technologies, LLC ("MDT") to Dubilier & Company. MDT is a leading provider of outsourced post-sales services to original equipment manufacturers ("OEM's") of electronic components and systems. The Company realized a gain of approximately $25.9 million on the transaction.

      The Company substantially completed its shipments of inductive thin film heads in the second fiscal quarter of 1999. The Company also completed shipments of its 3.4 gigabyte per 3.5 inch disc MR product, also, in the second fiscal quarter of 1999. The Company is currently in qualification with two customers at the 4.3 gigabyte per 3.5 inch disc capacity point, and production shipments are anticipated to begin by the end of the third fiscal quarter. Due to long lead requirements for new product qualifications, the benefits of the DAS GMR technology is not anticipated to be realized until the fourth fiscal quarter of 1999. Consequently, the Company anticipates that its third fiscal quarter sales revenue will be similar to the second fiscal quarter.

      The Company anticipates that its new MR and GMR products, based on the DAS design, will compare favorably to the performance of the other head suppliers' offerings. Future revenues and operating results will be dependent on the successful qualification and timely production ramp of new MR and GMR products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurances that the Company will realize satisfactory competitive product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity.

Three Months Ended January 2, 1999
----------------------------------

Net Sales. Net sales of $8.0 million in the second quarter of fiscal 1999 decreased 86.4% from net sales of $58.8 million in the second quarter of fiscal 1998 as inductive thin film products reach end of life. Due to production process problems with new MR products, the Company has been unable to maintain sales volumes experienced with inductive thin film products during the same period in the prior year.

Gross Profit. As a percentage of net sales, gross profit was negative 195.0% and positive 6.3%, for the second quarter of fiscal 1999 and the first quarter of fiscal 1998, respectively. The decrease in gross profit in the second quarter of fiscal 1999 as compared to the same quarter in the prior fiscal year was due to the reasons discussed under "Net Sales".

Research and Development. Research and development ("R&D") expenses as a percentage of net sales were 400.1% and 48.3% for the second quarter of fiscal 1999 and the second quarter of fiscal 1998, respectively. Expenses in dollars in the second quarter of fiscal 1999 of $32.0 million increased $3.6 million from $28.4 million in the second quarter of fiscal 1998. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR head technology and on development of giant magnetoresistive ("GMR") head technology. As a result, there continues to be a significant increase in R&D expenses as the Company continues its transition from products with inductive thin film technology to products with MR and GMR technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million in the second quarter of fiscal 1999 an increase of $0.1 million from $1.8 million in the second quarter of fiscal 1998.

Amortization. Amortization of the excess of the purchase price plus related transaction costs over the fair value of the tangible and intangible assets acquired and liabilities assumed through the merger with DAS were $2.0 million for the second quarter of fiscal 1999.

Purchased In-Process Technology. The purchase of DAS resulted in the write-off of purchased in-process technology of $28.7 million in the second quarter of fiscal 1999. The cost represents technology that has not reached technological feasibility and has no alternative future use.

Interest Income and Expense. Interest income of $.3 million in the second quarter of fiscal 1999 decreased $.9 million compared to interest income of $1.2 million the second quarter of fiscal 1998 due to lower average cash balances. Interest expense of $3.5 million in the second quarter of fiscal 1999 increased by $.2 million compared to $3.3 million in the second quarter of fiscal 1998 due to varying interest rates and higher average debt balances.

Other Income and Expense. Other expense was negligible for the second quarter of fiscal 1999 compared to other expense of $3.1 million in the second quarter of fiscal 1998. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that experienced volatility in exchange rates during fiscal 1998.

Six Months Ended April 3, 1999
------------------------------

Net Sales. Net sales of $31.5 million in the first half of fiscal 1999 decreased 76.4% from net sales of $133.3 million in the first half of fiscal 1998 as inductive thin film products reach end of life. Due to production process problems with new MR products the Company has been unable to maintain sales volume experienced with inductive thin film products during the same period in the prior year.

Gross Profit. As a percentage of net sales, gross profit was a negative 79.9% and a negative 2.5%, for the first half of fiscal 1999 and the first half of fiscal 1998, respectively. The decrease in gross profit in the first half of fiscal 1999 as compared to the same period in the prior fiscal year was due to the reasons discussed under "Net Sales".

Research and Development. Research and development ("R&D") expenses as a percentage of net sales were 195.1% and 38.8% for the first half of fiscal 1999 and the first half of fiscal 1998, respectively. Expenses in dollars in the first half of fiscal 1999 of $61.5 million increased $9.7 million from $51.8 million in the first half of fiscal 1998. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR technology and on development of GMR technology. As a result, there continues to be a significant increase in R&D expenses as the Company continues its transition from products with inductive thin film technology to products with MR and GMR technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales were 10.9% and 2.7% for the first half of fiscal 1999 and the first half of fiscal 1998, respectively. The percentage increase was due to lower net sales. Expenses in dollars of $3.4 million in the first half of fiscal 1999 decreased $0.2 million from $3.6 million in the first half of fiscal 1998.

Amortization. Amortization of the excess of the purchase price plus related transaction costs over the fair value of the tangible and intangible assets acquired and liabilities assumed through the merger with DAS were $2.0 million for the first half of fiscal 1999.

Purchased In-Process Technology. The purchase of DAS resulted in the write-off of purchased in-process technology of $28.7 million in the first half of fiscal 1999. The cost represents technology that has not reached technological feasibility and has no alternative future use.

Interest Income and Expense. Interest income of $.9 million in the first half of fiscal 1999 decreased $2.5 million compared to interest income of $3.4 million the first half of fiscal 1998 due to lower average cash balances. Interest expense of $6.9 million in the first half of 1999 increased by $.6 million compared to $6.3 million in the first half of fiscal 1998 due to varying interest rates and higher average debt balances.

Other Income and Expense. Other expense was a loss of $1.3 million for the first half of fiscal 1999 compared to other expense of $1.5 million in the first half of fiscal 1998. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that experienced volatility in exchange rates during fiscal 1998 which continued into the first fiscal quarter of 1999.

Liquidity and Capital Resources
-------------------------------

      At April 3, 1999, the Company's cash and cash equivalents decreased to $20.2 million from $71.7 million at October 3, 1998. Total debt, including notes payable, was $193.7 million, an increase of $16.9 million from the balance outstanding at October 3, 1998, primarily due to an increase in notes payable and debt assumed in the DAS merger. Total debt included $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006. Also included in total debt at April 3, 1999, was $62.4 million in Malaysian bank borrowings. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with four other banks, established in fiscal 1997, are unsecured. No additional borrowings were available under the existing facilities at January 2, 1999. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. The Company was in compliance with all of its covenants at April 3, 1999.

      The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of April 3, 1999, the Company was not in compliance with the financial covenants under this line of credit, but the Company received notification from the Company's lender waiving the area of non-compliance until June 30, 1999. The Company expects to successfully renegotiate terms of the covenants with the lender. As of April 3, 1999, the total amount available under this line of credit was fully utilized.

      In response to the wind down of the Company's inductive thin film product and its consolidation with DAS, the Company continues to reduce headcount in its California and Malaysia facility. The Company had 3,400 employees as of April 3, 1999, which is a reduction of approximately 1,300 from the end of its first fiscal quarter. Reductions will continue during the Company's third fiscal quarter of 1999. The Company's capital expenditure plan for fiscal 1999 is approximately $35 million, which includes equipment to be obtained through operating leases. In comparison, capital expenditures for fiscal 1998 were $79.5 million, which included equipment obtained through operating leases. Capital equipment expenditures for the first half of 1999 were $6.7 million. In addition, the Company leased $3.3 million of production equipment through operating leases. Purchase commitments were approximately $6.7 million at April 3, 1999.

      During the third quarter of fiscal 1999, the Company realized a gain of approximately $26.0 million from the completion of the sale of its MDT subsidiary on April 12, 1999. In addition, the Company is seeking to arrange additional private financing which will provide sufficient funding to support the transition to GMR production. Future revenues and profitability will depend upon the Company's ability to achieve qualification status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on its MR and GMR products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurance that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could have a material adverse affect on the Company's future operations and competitive position.

      The Company's effort to address Year 2000 (Y2K) issues began in 1997. In fiscal 1998, the Company spent $7.5 million to complete the implementation of a worldwide management information system that addresses the Y2K issue and also provides fully integrated manufacturing and financial capabilities. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediation non-compliant hardware and software, 4) testing remediation hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Inventory and assessment activities are estimated at approximately 85 percent complete. This data is continuously updated as new information becomes available and the Company expects this to continue. Overall remediation efforts are estimated at approximately 60 percent complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program. The Company is tracking the progress of its key suppliers toward their Y2K compliance. However, the Company has no means of ensuring that the Suppliers will be Y2K compliant. Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have significant effect on the Company's financial condition or results of operations. The Company believes it will not have significant exposure to Y2K issues and that the risk to its operations and financial condition is not significant.

Certain Additional Business Factors
-----------------------------------

Technology Transitions
      The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion, as recently experienced with the faster acceleration from inductive thin film to MR disk head technology. The Company estimates that the industry product life cycle is currently running as short as 9 to 12 months. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify as a supplier for disk drive manufacturers' programs. During fiscal 1996 and 1997, the Company experienced increased customer demand and significant revenue growth and profitability. This success was due primarily to continued timely production ramps on a number of inductive thin film programs and continued successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. During fiscal 1998, the Company experienced significant losses as it attempted to transition from inductive thin film to MR disk head technology. Fiscal 1999 will be another technology transition year for the Company as it works to achieve both MR and GMR qualifications with the DAS designs. There can be no assurance that the Company will continue to qualify for disk head manufacturing programs or that it will not continue to experience manufacturing and product quality problems in the future. The inability of the Company to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance would have a material adverse affect on the Company's future operating results.

Fluctuations in Quarterly and Annual Operating Results
      The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and customer-specific materials are ordered on the basis of such purchase orders. As customer programs reach end of life, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company, on occasion, and as recently as the first quarter of fiscal 1998, experienced cancellations and rescheduling of orders and reductions in quantities ordered as customer requirements changed. Cancellations, rescheduling and reductions of orders resulted in under utilization of production capacity and had a material adverse effect on the Company's operating results for fiscal 1998. Fiscal 1999 operating results will continue to be impacted as the Company reaches end of life with its inductive thin film products and works with its customers to qualify on their MR and GMR disk head technology products. The Company's operating results have in the past been and likely will in the future be adversely affected during periods when production capacity is underutilized.

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

      In recent years, the disk drive industry has experienced significant growth and the Company has expanded its capacity during the last two fiscal years to meet that growth. However, the disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disk heads, as well as pricing pressures. The effect of these cycles on suppliers, including the Company, has been magnified by hard disk drive manufacturers' practice of ordering components, including disk heads, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. The disk drive industry entered into an oversupply condition in early 1998 and, as a result, head suppliers, including the Company, are experiencing competitive pricing pressures for their inductive thin film and MR heads. A continued decline in demand for hard disk drives, as experienced by the industry during fiscal 1998, had a material adverse effect on the Company's operating results. A continued decline in demand for older products and the failure to bring new products to the market would have a material adverse effect on the Company's future operating results.

Significant Capital Needs
      The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. Capital expenditures for the six months ended April 3, 1999 were $6.7 million. In addition, the Company leased $3.3 million of production equipment through operating leases during the same period. During fiscal 1999, the Company plans to spend approximately $35.0 million on capital expenditures, which includes operating lease commitments. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, existing credit facilities, and equipment lease financing arrangements along with the $25.9 million it received with the completion of the sale of its MDT subsidiary, on April 12, 1999. In addition, the Company is seeking to arrange additional private financing which will provide sufficient funding to support the transition to GMR production. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could have a material adverse affect on the Company's future operating results.

Short-Term Borrowings
      At April 3, 1999, the Company had approximately $62.4 million of short-term borrowings outstanding in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The loan facilities are used for the purchase of manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

Concentration of Revenues
      The disk head industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers. The Company had one customer, Western Digital, that accounted for 72% of the Company's net sales in fiscal 1998. Samsung Electronics accounted for 27% of net sales in fiscal 1998. The Company's ability to obtain new customers depends on its ability to anticipate technological changes, develop products to meet individualized customer requirements and to achieve delivery of products that meet customer specifications at competitive prices. In addition, the disk drive industry is also intensely competitive and disk drive manufacturers may quickly lose market share as a result of successful deployment of new technologies by their competitors or various other factors. A significant reduction in orders, the loss of a major customer or the inability to increase the customer base, which could occur for any variety of reasons, could have a material adverse effect on the Company's operating results.

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

Competition

      The Company competes with other independent recording head suppliers, as well as disk drive manufacturers that produce magnetic recording heads used in their own products. Fujitsu Ltd., Hitachi Ltd., IBM and Seagate produce some or all inductive thin film, MR, and/or GMR heads for their own use. All these companies have significantly greater financial, technical and marketing resources than the Company. IBM also makes its recording head products available in the original equipment manufacturers ("OEM) market to competing drive manufacturers, in direct competition with the Company.

      Read-Rite Corporation ("Read-Rite") has had substantially greater sales of disk head products than the Company and has been the largest domestic competitor among independent head manufacturers. Read-Rite and Sumitomo Metal Industries, Ltd. ("SMI") have a joint venture in Japan to make MR and/or GMR wafers. Another domestic supplier of MR and GMR recording heads is Headway Technologies.

      Several large Japanese companies, all with considerably more resources than the Company, compete in the independent head market. Alps Electric Corporation, Ltd., TDK Corporation (and its SAE Magnetics, Ltd. subsidiary) and Yamaha Corporation continue to aggressively develop and market recording heads.

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

Volatility of Stock Price
      The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $4.00 to $33.25 per share during fiscal 1998 and ranging from $3.38 to $9.19 during the first six months of fiscal 1999. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

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

PART ll. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's Annual Stockholders Meeting held on February 6, 1998, the Company's stockholders voted on the following matters:

1.   Election of directors;

2. Approval of amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 80,000,000 to 120,000,000;

3.    Ratification of selection of auditors;

The tabulation of votes provided by the Inspector of Elections was as follows:

      Proposal                            Voting Tabulation

1.    Election of directors:

      Nominee                        For              Withheld/Against
      -------                        ---              ----------------
      C.D. Crisman               20,639,281           977,405
      H.M. Dwight                20,642,605           974,081
      H.R. Frank                 20,639,532           977,154
      J.E. Goldress              20,630,004           986,682
      R.C. Mercure               20,642,437           974,249

2.    Approval of amendment of the Company's Certificate of Incorporation:
               For               Against      Abstain
               ---               -------      -------
               20,060,001        1,364,734    191,951

3.    Ratification of selection of auditors:
               For               Against      Abstain
               ---               -------      -------
               21,232,111        260,274      124,301

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a) Exhibits

       Exhibit
       Number             Description
       ------             -----------

         11               Statement re computation of per share information.

         27               Financial Data Schedules

       (b) Reports on Form 8-K.

          (i) On February 11, 1998, the Company filed a Current Report on
          Form 8-K dated November 24, 1998 reporting under item 5 that the Company consummated the acquisition of DAS Devices, Inc., a Delaware Corporation ("DAS") through an Agreement and Plan of Merger, dated as of November 24, 1998 and amended and restated as of January 19, 1999 (the "Merger Agreement") whereby a wholly owned subsidiary of the Company combined with DAS in a merger transaction in which DAS become a wholly owned subsidiary of the Company. In connection with the merger, the Company issued or reserved for issuance to investors, options and certain consultants of DAS, an aggregate of 13,051,872 shares of the Common Stock, $.10 par value (the "AMC Common Stock").

          The report also included information related to the completion of a private placement with a group of institutional investors which provided the Company with $20 million in new working capital.

          (ii) On March 5, 1999 the Company filed a Current Report on Form 8-K/A amending the Company's Current Report on Form 8-K filed on February 11, 1999.

                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               APPLIED MAGNETICS CORPORATION



Dated: May 18, 1999            /s/ Craig D. Crisman
                               ----------------------
                               Craig D. Crisman
                               Chairman of the Board and Chief Executive Officer
                               (Principal Financial Officer)


Dated: May 18, 1999            /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Corporate Controller
                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit
   No.            Description                                           Page
--------------------------------------------------------------------------------

   11              Statement re computation of per share information.     21

   27              Financial Data Schedule                                22

                                   EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)

                                                                      For the three months ended        For the six months ended
                                                                       April 3          April 4          April 3        April 4
                                                                 ---------------------------------  --------------------------------
                                                                        1999             1998             1999           1998
Loss Per Share:

Net loss                                                         $     (87,520)    $    (31,931)    $   (133,095)    $     (71,680)
                                                                   ============      ===========      ===========      ============

Common shares outstanding                                               34,729           23,925           29,353            23,891
                                                                   ============      ===========      ===========      ============

Loss per common share                                            $       (2.52)    $      (1.33)    $      (4.53)    $       (3.00)
                                                                   ============      ===========      ===========      ============


Loss Per Common Share-Assuming Dilution:

Net loss before adjustment                                             (87,520)         (31,931)        (133,095)          (71,680)
Add back subordinated debentures interest
Add back subordinated debentures amortization
Less tax impact
                                                                   ------------      -----------      -----------      ------------
         Net loss as adjusted                                    $     (87,520)    $    (31,931)    $   (133,095)    $     (71,680)
                                                                   ============      ===========      ===========      ============

Shares
    Weighted average common shares outstanding                          34,729           23,925           29,353            23,891
    Dilutive effect of stock options
    Assuming conversion of convertible subordinated
        debentures
                                                                   ------------      -----------      -----------      ------------
    Common shares-assuming dilution                                     34,729           23,925           29,353            23,891
                                                                   ============      ===========      ===========      ============

Loss per common share assuming dilution:                         $       (2.52)    $      (1.33)    $      (4.53)    $       (3.00)
                                                                   ============      ===========      ===========      ============

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share-assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. Common shares equivalentes were not considered as they would be anti-dilutive and had no impact on earnings per share for the periods presented.