Form 10-K/A
period 1998-10-03
APPLIED MAGNETICS CORP
filed 1999-07-08
CIK 6948

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                             ---------------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended October 3, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                           Commission File No. 1-6635
                             ----------------------


                         APPLIED MAGNETICS CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                      1-6635
           --------                                      ------
(State or other jurisdiction of                 (Commission file number)
incorporation or organization)


                                  95-1950506
                                  ----------
                     (I.R.S. Employer Identification No.)


                      75 Robin Hill Road, Goleta, CA 93117
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code: (805) 683-5353
                                                           --------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of Each Exchange on
      Title of Each Class                             Which Registered
      -------------------                             ----------------
      Common Stock, $.10 par value               New York Stock Exchange
      Preferred Stock Purchase Rights            New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ..X..   No....

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

      The undersigned hereby amends Item 1, Item 7 and Item 8 of its Annual Report on Form 10-K filed with the Commission on December 23, 1998.

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

      The disk drive industry entered into a general slowdown late in the first quarter of fiscal 1998 and simultaneously accelerated the transition from disk drives using advanced inductive thin film recording heads to magnetoresistive recording heads. The Company's largest customer at the time, Western Digital Corporation ("Western Digital"), sharply reduced its production schedules as a reaction to the hard disk drive oversupply in the industry's distribution channel. As a result, the Company experienced significant cancellations, production reschedules and price reductions that impacted revenue, operating and financial results throughout fiscal 1998. The Company was late to market with its 2.1, 2.8, and 3.4 gigabyte per 3.5 inch disk MR products. As a result, MR head shipments were not a significant source of revenue in fiscal 1998. The

Company expects to ship inductive thin film products at the 2.1 gigabyte per
3.5 inch disk capacity point through the third quarter of fiscal 1999. During fiscal 1998, market conditions in the disk drive industry served by the Company were characterized by continued short product life cycles and intense competition. The industry product life cycle is currently running approximately 9 to 12 months.

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

      The disk drive industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers and systems companies. Due to the small number of disk drive manufacturers and systems companies requiring independent sources of supply for magnetic recording heads, the Company's customer base is likely to remain concentrated. In addition, the customer base may become more concentrated if disk drive manufacturers that do not have their own internal capabilities for designing and producing disk heads adopt and implement further vertical integration strategies (such as producing components that can also be purchased from independent manufacturers). The Company believes that industry conditions and economic factors will continue to create an environment in which drive manufacturers unable to produce their own disc heads will require, as their primary source of supply, independent suppliers of magnetic recording heads and in which disk drive, drive manufacturers and systems companies capable of internally producing disc heads will require alternative or "secondary" sources of supply. However, the further consolidation or integration of one or more of the Company's major customers with other disk drive or disk head firms could have an adverse effect on the Company's business. Such occurrences, however, could potentially be offset by the entry of new manufacturers in the disk drive market.
See "Competition" for further discussion.

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

Manufacturing

 Wafer / Slider Fabrication

      MR, GMR and inductive thin film transducers are manufactured using a semiconductor-like wafer fabrication process. This process involves photolithography, vacuum deposition, wet chemical and plasma etching and precision electroplating technologies. The Company's two wafer fabrication facilities in Goleta, California, are based on 150mm (approximately six inch) diameter round substrates. In fiscal 1997, production of inductive thin film products transitioned from the nanoslider form factor, where approximately 8,400 individual (unyielded) sliders can be produced from each six inch wafer, to the picoslider form factor, where approximately 14,700 individual (unyielded) sliders can be produced from each wafer. The majority of the Company's revenue in fiscal 1998 was from the inductive thin film picoslider form factor. During fiscal 1998, the Company developed MR products which can be processed as either nanoslider or picoslider form factor. GMR products will be processed in the picoslider form factor and are expected to transition from the primarily nanoslider footprint of MR in the later part of fiscal 1999.

      In the first fiscal quarter of 1998, the Company completed the second phase of its wafer facility expansion in Goleta, California, which, when fully equipped and tooled, will have the capacity to produce over 300 MR and/or GMR wafers per week. Completed wafers are then sliced into row bars containing 29 sliders per bar for the nanoslider form factor and 44 sliders per bar for the picoslider form factor. Row bars are then shipped to Penang, Malaysia for further processing.

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

      The Company closed its Dublin, Ireland assembly plant in fiscal 1998 due to decreasing production volume. The Company terminated approximately 300 employees at the Ireland plant and incurred severance expenses of $2.9 million in connection with those terminations.

      The Company terminated several sub-contract assembly relationships in Malaysia in fiscal 1998 due to decreasing production volume. The Company did not incur material losses as a result of terminating those sub-contract relationships.

      From time to time, during periods of growth, the Company has experienced a shortage of direct labor related to manufacturing. However, it is anticipated that existing manufacturing facilities and contract labor relationships are adequate to meet the Company's projected market and customer demand during fiscal 1999.

      The Company's foreign operations can be subject to risks associated with currency exchange fluctuations, government approvals, political instability, currency restrictions, trade restrictions, labor unrest, changes in tariff, and the like. In fiscal 1991, the Korea facility was affected by a labor disruption due to union activities. Production was impacted for approximately one quarter. Experience indicates that these factors have not produced significant liability, but there can be no certainty that these factors will not impact the Company's future operations.

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

      The Company's recent research and development ("R&D") efforts have been primarily devoted to commercialization of MR and GMR disk head technology products. Research and development expenses were $114.7 million, $52.5 million and $50.9 million in fiscal years 1998, 1997 and 1996, respectively. The Company believes that its existing cash resources, existing credit facilities, lease financing arrangements and expected operating results will provides sufficient financial resources to fund its ongoing research and development activities in fiscal 1999. The Company expects to spend approximately $98 million in research and development activities in fiscal 1999.

      On November 25, 1998, the Company announced plans to merge with DAS Devices Inc. ("DAS"). DAS was founded in 1996, primarily as a research and development center focused on MR and GMR product development. The Company and DAS, have entered into a definitive agreement whereby a wholly owned subsidiary of the Company will merge with and into DAS, which will then become a wholly owned subsidiary of the Company. Upon completion of the merger, the stockholders of DAS will receive approximately 13 million registered shares of the common stock of the Company. The Company also entered into an agreement with certain institutional investors to raise $20 million dollars simultaneously with the completion of the merger, through a private placement of common equity.

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

      IBM has made its recording head products available in the original equipment manufacturers ("OEM") market to competing drive manufacturers. During 1997, IBM expanded its disk drive and disk components business, including its MR technology, by selling to OEM's. Historically, IBM had been a vertically integrated company, producing heads only for internal use. The Company's competitive position could be adversely affected if IBM continues to be successful in marketing its advanced MR and GMR products at competitive prices. On April 30, 1998, Western Digital and IBM entered into a letter of intent for a broad-based hard drive component supply and technology licensing agreement. IBM plans to supply Western Digital with its GMR heads and other components for desktop hard drives. Western Digital introduced desktop hard drives based on IBM products and designs in the first quarter of calendar year 1999. However, the agreement does not preclude other head suppliers, such as the Company, from competing on future non-IBM desktop programs at Western Digital, as well as on all Enterprise Storage Group ("ESG") programs.

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

      The contractual agreements between the Company and most of its customers permit the Company to assert claims for cancellation costs and expenses in these circumstances. However, resolution of these claims is often a lengthy and extensive process, resulting in a compromise arrangement in which, among other things, the Company and the customer may agree that the claimed amount to be paid is reduced or that the Company will continue to deliver and the customer will accept all or part of the cancelled order over an extended period of time at reduced unit prices. In fiscal 1998, we made a claim for $1.6 million in connection with the cancellation of a master purchase order from Western Digital. The claim was accepted and paid by Western Digital in fiscal 1998. The customer is invoiced once agreement is reached on settlement of the particular cancellation claim. There have not been any significant cancellation claims during any of the three fiscal years ended October 3, 1998 or during the first half of fiscal 1999. When we are notified by a customer that a contract is to be cancelled, we review all inventory on hand to determine if we will be able to recover our costs through the remainder of the contract. If we believe that our inventory carrying costs may not be fully recoverable, we write the inventory down, with a charge to income, to the amount that we believe will be recoverable. All costs and expenses specifically incurred in connection with cancellation claims are expensed as incurred.

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

      On July 13, 1994 the California Regional Water Quality Control Board ("CRWQCB") issued a clean up and abatement order to the Company concerning property previously used and owned by the Company on Ward Drive in Goleta, California. As a result of the order, the Company has been required to carry out an environmental study to determine the extent of contamination related to chemicals used by the Company at this site. This study involved taking a number of soil samples and sinking several test wells to test the ground water and monitor the water's condition over a twelve month period. The soil sample work is complete and showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. These contaminants have either remained constant or declined in concentration over the past twelve month period. The CRWQCB has extended the monitoring requirements to an adjacent site and has required the Company to continue monitoring at a reduced sample frequency. Further testing indicates a slight increase in water contaminants and the CRWCB has required the Company to implement a remediation project. The Goleta environmental study and subsequent clean-up efforts are expected to have a total financial implication to the Company of approximately $200,000. The monitoring phase of the activity will be completed in fiscal 1999 and is expected to cost the Company approximately $100,000. The clean-up phase will take an additional year and is estimated to cost the Company an additional $100,000.

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

Executive Officers of the Registrant

      The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 17, 1998:

      Name                Age  Position or Office
      ----                ---  ------------------

      Craig D. Crisman    57   Chairman of the Board and Chief Executive Officer
      Peter T. Altavilla  45   Corporate Controller and Secretary

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In fiscal 1998, the disk drive industry entered a period of slowdown coupled with an accelerated transition from the use of inductive thin film to MR disk head products. The Company experienced purchase order cancellations, production reschedules and price reductions related to the industry slowdown and is late to market with its MR products, which resulted in a net loss of $155.4 million for the year ended October 3, 1998, compared to a net profit of $96.1 million for the year ended September 27, 1997, and $32.2 million for the year ended September 28, 1996. Net sales decreased 62.9% in fiscal 1998 from fiscal 1997, but increased 43.5% in fiscal 1997 from fiscal 1996. The Company's financial performance continued to be impacted by this technology transition in the first half of fiscal 1999. The Company is late in qualifying on magnetoresistive head products and has incurred a loss of $133.1 million for the first half of fiscal 1999 as compared to $71.7 million loss in the same period of the previous fiscal year.

      Inductive thin film products represented 96.9% of fiscal 1998 revenue. During fiscal 1998, the Company successfully transitioned from inductive thin film head products at the 1.7 gigabytes per 3.5 inch disk capacity point to inductive thin film head products at 2.1 gigabytes per 3.5 inch disk. Our 2.1 gigabyte per 3.5 inch disk product was the last generation of inductive thin film heads. The Company plans to make inductive film shipments through the third fiscal quarter of 1999, which makes fiscal 1999 another significant technology transition year for the Company. Magnetoresistive head products accounted for 2.5% of revenue in fiscal 1998 as compared to 4.9% in fiscal 1997. The Company is currently working on magnetoresistive head product qualifications with two customers at the 4.3 gigabyte per 3.5 inch disk capacity point and expects to begin volume production shipments of these products in the fourth fiscal quarter of 1999. The Company is continuing its commitment to magnetoresistive and giant magnetoresistive head products with the addition of technical personnel, capital investments, and research and development.

      In fiscal 1998, the Company experienced a significant decrease in net sales and demand for inductive thin film head products, which resulted in a significant loss and negative cash flow from operations as the Company continues to transition from inductive thin film to magnetoresistive and giant magnetoresistive head technology. The Company's ability to fund its operating and capital requirements for fiscal 1999 is heavily dependent on the Company's ability to receive qualification and begin volume production of its magnetoresistive and giant magnetoresistive head products on a timely basis. As of June 1, the Company is in the final stages of qualification for one of its magnetoresistive head products and expect to begin volume production shipments in the fourth quarter of fiscal 1999. The Company is also attempting to raise capital, which is required immediately to fund current operating activities, and the Company will be required to raise significant additional capital in the near term to fund the anticipated magnetoresistive head production ramp up and related working capital requirements. If the Company is unable to achieve magnetoresistive head production shipments during the fourth quarter of fiscal 1999 or raise sufficient capital in the near term, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern. Due to the significant uncertainties described above, the Company's auditors have re-issued their report on our October 3, 1998 financial statements. The re-issued report, dated June 1, 1999, includes an uncertainty paragraph regarding the Company's ability to continue as a going concern. The Company's auditors have also advised management that based on current conditions, it is likely that this going concern uncertainty will also be continued with respect to the Company's fiscal 1999 financial statements.

      On February 11, 1999, the Company completed its merger with DAS Devices Inc., a research and development company. The consideration exchanged was 13,051,872 shares of the Company's common stock for all of the outstanding preferred and common shares of DAS. The acquisition was accounted for as a purchase, and the acquisition price of approximately $99.7 million was allocated to assets acquired, including the fair value in-process technology, and liabilities assumed based on their fair values. It was determined that in-process technology of $28.7 million was acquired. Since the technology has no future economic value to the Company, it was written-off during the three months ended April 3, 1999. The excess of the purchase price plus related transaction costs over the fair value of tangible and intangible assets acquired and liabilities assumed has been allocated to (1) developed technology and know-how of approximately $30.1 million, which will be amortized on a straight line bases over 3 years, the estimated period of future benefit and (2) goodwill of approximately $39.6 million (including a value of $1.6 million associated with assembled workforce), which will be amortized on a straight line basis over the estimated period of future benefit of 7 years. Concurrent with this acquisition and contingent on the merger, a private investor group purchased 4,641,089 shares of the Company's common stock in exchange for $18.75 million.

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

                                               FOR THE YEARS ENDED
                                    -------------------------------------------

                                    OCTOBER 3,    SEPTEMBER 27,   SEPTEMBER 28,
                                       1998         1997             1996
                                    ----------    -------------   -------------
Net sales                              100.0%         100.0%       100.0%
Cost of sales                          108.2%          66.1%        73.0%
Gross margin                            (8.2)%         33.9%        27.0%
Operating expenses
   Research and development             62.5%          10.6%        14.8%
   Selling, general and administrative   3.5%           1.7%          19%
   Provision for customer bankruptcy      --            0.8%           --
   Terminated merger costs                --            0.6%           --
   Restructure charges                   4.6%           --             --
   Total operating expenses             70.6%          13.7%        16.7%
Income (loss) from operations          (78.8)%         20.2%        10.3%
Interest income                          3.2%           1.7%         1.2%
Interest expense                         6.9%           2.5%         2.6%
                                   --------------------------------------
Other income, net                        0.8%           0.5%         0.6%
Income before taxes                    (83.3)%         19.9%         9.5%
Provision for income taxes               1.3%           0.4%         0.2%
Net income                             (84.6)%         19.4%         9.3%

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

Liquidity and Capital Resources

      As of October 3, 1998, the Company's cash and cash equivalents balance decreased to $71.7 million from $162.3 million at September 27, 1997. During fiscal 1998, the Company experienced a net use of cash in the amount of $64.6 million from operating activities, comprised primarily of the net effect of the following: i) $155.4 million due to net loss, which included $44.6 million of depreciation and amortization expense; ii) $8.4 million restructuring charge;
iii) net decrease in the accounts receivable balance of $45.6 million as a result of the decrease in net sales for fiscal 1998 compared to fiscal 1997; iv) decrease in inventories of $38.4 million and v) decrease in the accounts payable balance of $32.7 million. The additional $26 million decrease in cash and cash equivalents was due to use of $32 million for investment activities primarily associated with the purchase of capital equipment partially offset by a $7.4 million increase due to proceeds from financing primarily related to the increase in borrowings with the Malaysian banking facilities.

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

      The Company has a secured, asset-based revolving line of credit from CIT Group/Business Credit, Inc. ("CIT") that has been in place since January 1995. This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates over a three-year term and is secured by trade receivables, inventories and certain other assets. In December 1997 the Company extended the line of credit to January, 2001. As of October 3, 1998, the total amount available for future borrowings was $1.2 million. As of October 3, 1998, the Company was not in compliance with the financial covenants under this line of credit, but has received notification from the Company's lender waiving the area of non-compliance until July 31, 1999, and expects to successfully renegotiate the terms of the covenants with the lender. During fiscal 1998, the Company used $4.2 million of this line of credit to secure equipment leases with two of its lessors.


      The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies such as MR and GMR disk head products. In fiscal 1999, the Company plans approximately $40.0 million in capital expenditures, including equipment to be obtained through operating leases, primarily to continue development and production of MR and GMR technologies and products and increase overall production capacity. Capital equipment purchase commitments totaled $3.6 million at October 3,1998.

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

      The Company operates in a number of foreign countries. Purchases of certain supplies and certain labor costs are paid for in foreign currencies. The Company is not currently hedging against potential foreign exchange risk. Fluctuations of foreign currency to the dollar could have a significant effect on reported cash balances. The effect of foreign currency exchange rate changes on cash and equivalents was a decrease of $.7 million and $.6 million for fiscal 1998 and 1997, respectively.

      The Company continues to work with its customers to qualify on magnetoresistive head programs and believes it will receive qualification on its
4.3 gigabyte per 3.5 inch magnetoresistive head product and begin volume production during the fourth quarter of fiscal 1999. However, as of June 1, 1999, the Company had not received qualification and did not have any sales backlog for its 4.3 gigabyte per 3.5 inch magnetoresistive head products. The Company's liquidity and ability to fund our operating and capital expenditure requirements during fiscal 1999 are heavily dependent on its ability to receive qualification and begin volume production of our magnetoresistive and giant magnetoresistive head products on a timely basis. Although the Company has completed its plant capacity expansion and conversion of its existing fabrication facilities to enable manufacturing of magnetoresistive and giant magnetoresistive heads and are devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will receive qualification and achieve planned production levels on a timely basis. Additional fourth quarter planned financing arrangements are required in order to fund the Company through the second half of fiscal 1999 magnetoresistive and giant magnetoresistive head production ramp up.
If the Company is unable to achieve any of the factors on which the second half of fiscal 1999 liquidity depends on a timely basis and are unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern.

Market Risks

       The Company is exposed to market risks, which include changes in U.S. interest rates as well as changes in currency exchange rates as measured against the U.S. dollar. The Company does not actively hedge against these risks using derivative transactions. The Company manages its interest rate risk by maintaining a large portion of its debt on a fixed-rate basis. The Company attempts to manage its foreign currency exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. The Company's foreign currency denominated assets and liabilities are not significant. The Malaysian debt facilities are denominated in U.S. dollars. The Company uses the U.S. dollar as the functional currency in Malaysia. Therefore, there is no current foreign currency transaction loss exposure associated with the Malaysian debt. The effect of foreign exchange transactions in foreign currencies is included in periodic income. The net foreign currency gain (loss) was $(1.4) million, $2.1 million and $ .5 million for 1998, 1997 and 1996, respectively.

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

      The Company's effort to address Year 2000 issues began in 1997. In fiscal 1998, the Company spent $7.5 million to complete the implementation of a worldwide management information system that addresses the Year 2000 issue and also provides fully integrated manufacturing and financial capabilities. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Year 2000 compliance, 3) remediation of non-compliant hardware and software, 4) testing of remediation hardware and software and 5) certifying Year 2000 compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Inventory and assessment activities are estimated at approximately 85 percent complete. This data is continuously updated as new information becomes available and the Company expects this to continue. Overall remediation efforts are estimated at approximately 60 percent complete. Management believes that the remaining remediation efforts will be completed by September 1999. Based on the results of testing performed to date, we believe that we are appropriately addressing the Year 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by us, but other customers of the vendors as well. Communication with customers and suppliers to determine the extent of their Year 2000 efforts is an integral part of the program. The Company is tracking the progress of its key suppliers toward their Year 2000 compliance. Sumitomo Corporation and Hutchinson Technology, Incorporated are critical suppliers of components. These suppliers have indicated that they will complete their Year 2000 compliance in the second quarter of 1999. Sumitomo supplies substrates for wafer production and Hutchinson Technology, Incorporated supplies suspension assemblies. The Company has no means of ensuring that the suppliers will be Year 2000 compliant. Costs for Year 2000 efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have a significant effect on the Company's financial condition or results of operations. The Company believes it will not have significant exposure to Year 2000 issues and that the risk to its operations and financial condition is minimal.

      While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of changes in or replacements of information systems or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse effect on the Company's business, financial condition and results of operations. As a contingency plan related to information systems, the Company is in the process of developing internal operating procedures that would enable departments to function for a period of time until the primary system could be restored to operations. The Company anticipates that the worst case scenario would be the inability of water and power utilities and/or the inability of our key suppliers to deliver their products. A contingency plan is being developed to place a limited amount of finished goods as well as key supplier components on hand to enable the Company to continue its revenue generation, if this were to occur.

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

                           APPLIED MAGNETICS CORPORATION


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


Financial Statements:

Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of October 3, 1998 and September 27, 1997.....F-3

Consolidated Statements of Operations for the years ended October 3,
 1998, September 27, 1997 and September 28, 1996.............................F-5

Consolidated Statements of Shareholders' Investment for the years ended
 October 3, 1998, September 27, 1997 and September 28, 1996..................F-6

Consolidated Statements of Cash Flows for the years ended October 3,
 1998, September 27, 1997 and September 28, 1996 ............................F-7

Notes to Consolidated Financial Statements ..................................F-8

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses and negative cash flows from operations due to its inability to transition to current product technology. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          ARTHUR ANDERSEN LLP




Los Angeles, California
June 1, 1999

                           APPLIED MAGNETICS CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                  (In Thousands, except share and par value data)

                                      ASSETS

                                                             As of
                                                    ---------------------------
                                                     October 3,   September 27,
                                                        1998           1997
                                                     ----------   -------------
Current assets:
   Cash and equivalents                               $  71,674    $ 162,302
   Accounts receivable, less allowances of $904
      in 1998 and $4,942 in 1997                          7,291       52,924
   Inventories, net                                      13,054       51,438
   Prepaid expenses and other                            15,590       11,420
                                                      ---------    ---------
                                                        107,609      278,084
                                                      ---------    ---------
Property, plant and equipment, at cost:
   Land                                                   2,340        2,556
   Buildings                                            100,810       92,962
   Manufacturing equipment                              201,515      193,217
   Other equipment and leasehold improvements            26,684       32,433
   Construction in progress                              34,120       50,056
                                                      ---------    ---------
                                                        365,469      371,224
                                                      ---------    ---------
Less-accumulated depreciation and amortization         (188,022)    (181,732)
                                                        177,447      189,492
                                                      ---------    ---------
Other assets, net                                        14,462       10,412
                                                      ---------    ---------
                                                      $ 299,518    $ 477,988
                                                      =========    =========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt                  $   1,610    $     513
   Bank notes payable                                    58,468       50,188
   Accounts payable                                      16,409       49,103
   Accrued payroll and benefits                           8,070       11,287
   Other current liabilities                              9,653        5,829
                                                      ---------    ---------
                                                         94,210      116,920
                                                      ---------    ---------
Long-term debt, net of current portion                  116,767      116,030
                                                      ---------    ---------
Other long-term liabilities                               2,581        4,257
                                                      ---------    ---------

                           APPLIED MAGNETICS CORPORATION
                            CONSOLIDATED BALANCE SHEETS    (Continued)
                  (In Thousands, except share and par value data)





Shareholders' Investment:
   Preferred stock, $.10 par value, authorized
   5,000,000 shares, none issued and outstanding           --           --
Common stock, $.10 par value, authorized 80,000,000
   shares, issued 24,103,294 shares at October 3,
   1998 and 23,976,711 shares at September 27, 1997       2,410        2,398
Paid-in capital                                         191,225      191,185
Retained earnings (deficit)                            (106,065)      49,303
                                                      ---------    ---------
                                                         87,570      242,886

Treasury stock, at cost (130,233 shares at
October 3, 1998 and 128,384 shares at
September 27, 1997)                                      (1,577)      (1,554)
Unearned restricted stock compensation                      (33)        (551)
                                                      ---------    ---------
                                                         85,960      240,781
                                                      ---------    ---------
                                                      $ 299,518    $ 477,988
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

                           APPLIED MAGNETICS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, except per share data)

                                                For the Years Ended
                                                -------------------
                                      October 3,  September 27, September 28,
                                        1998          1997          1996
                                      ----------  ------------- -------------
Net sales                             $ 183,597    $ 494,839    $ 344,754
Cost of sales                           198,742      326,990      251,503
                                      ---------    ---------    ---------
  Gross profit (loss)                   (15,145)     167,849       93,251
                                      ---------    ---------    ---------
Research and development expenses      (114,659)     (52,532)     (50,867)
Selling, general and administrative
           expenses                      (6,514)      (8,330)      (6,533)
Provision for customer bankruptcy          --         (4,200)        --
Terminated merger costs                    --         (2,906)        --
Restructuring charges                    (8,400)        --           --
Interest income                           5,877        8,316        4,228
Interest expense                        (12,627)     (12,346)      (9,056)
Other income (expense), net              (1,495)       2,384        2,047
                                      ---------    ---------    ---------
Income (loss) before provision for
           income taxes                (152,963)      98,235       33,070
Provision for income taxes                2,405        2,119          852
                                      ---------    ---------    ---------
  Net income (loss)                   $(155,368)   $  96,116    $  32,218
                                      =========    =========    =========
Net income (loss) per share:
  Income (loss) per common share      $   (6.49)   $    4.08    $    1.41
                                      =========    =========    =========
  Income (loss) per common share--
         assuming dilution            $   (6.49)   $    3.37    $    1.21
                                      =========    =========    =========
Weighted average number of common
shares outstanding:
  Common shares                          23,931       23,567       22,913
                                      =========    =========    =========
  Common shares--assuming dilution       23,931       31,011       30,173
                                      =========    =========    =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                          APPLIED MAGNETICS CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                      (In Thousands, except share amounts)

                                  Common Stock                                       Treasury Stock
                                  ------------                                       --------------
                                                                                                        Unearned
                                  Number                               Retained     Number             Restricted
                                    of                     Paid-In     Earnings       of                 Stock       Shareholders'
                                  Shares        Amount     Capital     (Deficit)    Shares    Amount  Compensation     Investment
                                  ------        ------     -------     ---------    ------    ------  ------------   -------------
Balance, September 30,
       1995                        22,619,205  $   2,262  $ 181,191   $  (79,031)    96,603   $   (830)   $  --        $ 103,592
       Stock options
         exercised                    582,772         58      2,945         --          --          --       --            3,003
       Purchase of treasury
         stock, net                      --         --         --           --        20,392      (364)      --             (364)
       Litigation settlement           81,070          8      1,242         --          --          --       --             --
       Net income                        --         --         --         32,218        --          --       --           32,218
                                   ----------   --------  ---------   ----------     -------  --------    -------      ---------
Balance, September 28,
       1996                        23,283,047      2,328    185,378      (46,813)    116,995    (1,194)      --          139,699
       Stock options
         exercised                    668,296         67      5,008         --          --          --       --            5,075
       Purchase of treasury
         stock, net                      --         --          --          --        11,389      (360)      --             (360)
       Restricted stock
         issuance, net                 25,368          3        799         --          --          --       (802)          --
       Amortization of
         unearned restricted
         stock compensation,
         net                             --         --          --          --          --          --        251            251
       Net income                        --         --          --        96,116        --          --       --           96,116
                                   ----------   --------  ---------   ----------     -------  --------    -------      ---------
Balance, September 27,
       1997                        23,976,711      2,398    191,185       49,303     128,384     (1,554)     (551)       240,781
       Stock options
         exercised                    128,650         13        640        --           --           --      --              653
       Purchase of treasury
         stock, net                      --         --         --          --          1,849        (23)     --              (23)
       Restricted stock
         issuance, net                 (2,067)        (1)      (600)       --           --           --       550            (51)
       Amortization of
         unearned restricted
         stock compensation,
         net                             --         --         --          --           --           --       (32)           (32)
       Net loss                          --         --         --       (155,368)       --           --      --         (155,368)
                                   ----------   --------  ---------   ----------     -------  --------    -------      ---------
Balance, October 3,
       1998                        24,103,294   $  2,410  $ 191,225   $ (106,065)    130,233  $ (1,577)   $   (33)     $  85,960
                                   ==========   ========  =========   ==========     =======  ========    =======      =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               APPLIED MAGNETICS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands)

                                                                                           For the Years Ended
                                                                                           -------------------
                                                                                 October 3, September 27,  September 28,
                                                                                   1998         1997           1996
                                                                                 ----------  ------------  -------------
Cash Flows from Operating Activities:
Net income (loss)                                                               $(155,368)   $  96,116     $ 32,218
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                  44,627       38,757       28,891
    Gain on sale of business and assets                                              (414)        --           --
    Provision for customer bankruptcy                                                --          4,200         --
    Restructuring charges                                                           8,400         --           --
    Changes in assets and liabilities:
      Accounts receivable                                                          45,633      (13,721)      (6,832)
      Inventories                                                                  38,384      (15,458)      (3,253)
      Prepaid expenses and other                                                   (4,170)      (1,290)        (750)
      Accounts payable                                                            (32,694)      16,789      (12,221)
      Accrued payroll and benefits                                                 (3,217)         396        1,705
      Other assets and liabilities                                                 (5,752)      (1,706)         (86)
                                                                                ---------    ---------    ---------

      Net cash provided by (used in) operating activities                         (64,571)     124,083       39,672
                                                                                ---------    ---------    ---------
      Cash Flows from Investing Activities:
      Additions to property, plant and equipment                                  (35,876)     (96,065)     (69,900)
      Proceeds from sale of businesses and property, plant and equipment, net       3,025         --         15,122
      Notes receivable                                                                126          106        1,803
                                                                                ---------    ---------    ---------
       Net cash used in investing activities                                      (32,725)     (95,959)     (52,975)
                                                                                ---------    ---------    ---------
        Cash Flows from Financing Activities:
        Proceeds from issuance of convertible subordinated debentures                --           --        115,000
        Proceeds from issuance of debt                                            273,711      239,200      144,214
        Repayment of debt                                                        (266,876)    (236,403)    (164,787)
        Payment of debt issuance costs                                               --           --         (4,274)
        Proceeds from stock options exercised,  net                                   515        4,605        2,574
                                                                                ---------    ---------    ---------
       Net cash provided by financing activities                                    7,350        7,402       92,727
                                                                                ---------    ---------    ---------
Effect of exchange rate changes on cash and equivalents                              (682)        (624)        (260)
                                                                                ---------    ---------    ---------
Net increase (decrease) in cash and  equivalents                                  (90,628)      34,902       79,164
Cash and equivalents at beginning of period                                       162,302      127,400       48,236
                                                                                ---------    ---------    ---------
Cash and equivalents at end of period                                           $  71,674    $ 162,302     $127,400
                                                                                =========    =========    =========
Supplemental Cash Flow Data:
    Interest Paid                                                               $  12,626    $  12,346     $  8,698
    Income Taxes paid                                                           $     317        2,239          541

                         APPLIED MAGNETICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In fiscal 1998, the Company experienced a significant decrease in net sales and demand for its inductive thin film products, which resulted in a significant loss and negative cash flow from operations as the Company transitions from thin film to magnetoresistive head and giant magnoresistive head technology. The Company's ability to fund its operating and capital requirements for fiscal 1999 is heavily dependent on its ability to receive qualification and begin volume production of its magnetoresistive head and giant magnoresistive head products on a timely basis. As of June 1, 1999, the Company is in the final stages of qualification for one of its magnoresistive head products and expects to begin volume production shipment in the fourth quarter of fiscal 1999. The Company is also attempting to raise capital, which is required immediately to fund current operating activities, and will be required to raise significant additional capital in the near term to fund the anticipated magnoresistive head production ramp up and related working capital requirements. If the Company is unable to achieve magnoresistive head production or raise sufficient capital in the near term, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation: The consolidated financial statements include the accounts of Applied Magnetics Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1996 accounts have been reclassified to conform with the 1997 and 1998 presentation.

      Use of Estimates: The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from

                         APPLIED MAGNETICS CORPORATION
these estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

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


      Estimated useful lives are as follows:

                                                             Average Useful Life
                                                             -------------------
     Buildings                                                       15-16 Years
     Manufacturing equipment                                           2-5 Years
     Other equipment                                                   1-5 Years
     Leasehold improvements                                        Term of Lease

      Depreciation and amortization expense from operations amounted to $44.6 million, $38.8 million and $28.9 million in 1998, 1997 and 1996, respectively. Property tax expense amounted to approximately $1.9 million, $1.5 million and $1.6 million in 1998, 1997 and 1996 respectively.

                         APPLIED MAGNETICS CORPORATION

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

      The components of inventory were as follows (in thousands):

                                               October 3,      September 27,
                                                  1998             1997
                                               ----------      -------------

Purchased parts and manufacturing supplies     $ 8,578            $24,187
Work in process                                  2,414             25,434
Finished goods                                   2,062              1,817
                                               -------            -------
                                               $13,054            $51,438
                                               =======            =======

      Revenue Recognition and Warranty Policies: Revenue is recognized at the time the product is shipped to the customer. Under the Company's warranty terms, customers are allowed to return products within the applicable warranty periods. The Company reverses the net sales and associated costs upon receipt of returned products and makes any appropriate adjustments to the associated warranty reserve when experience indicates such adjustment is appropriate.

                         APPLIED MAGNETICS CORPORATION

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

                         APPLIED MAGNETICS CORPORATION

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

                         APPLIED MAGNETICS CORPORATION

3.    Segments of Business

      The Company operates in one market: worldwide-components for the computer peripheral industry. Sales to major customers are as follows:

                                                For the Years Ended:

                                        October 3,  September 27,  September 28,
                                           1998         1997           1996
                                        ----------  -------------  -------------

     (As a Percentage of Sales)

Western Digital                            72%          79%           44%
Samsung                                    27%          --            --
NEC                                        --            6%           20%
Seagate (Conner)                           --           --            13%
Quantum                                    --            2%           10%
All Others                                  1%          13%           13%
                                          ---          ---           ---
Total                                     100%         100%          100%
                                          ===          ===           ===

         Export sales are made by the United States operations to the following geographic locations (in thousands):


                                                  For the Years Ended:

                                   October 3,    September 27,    September 28,
                                      1998          1997             1996
                                   ----------    -------------    -------------

     Europe                         $   --        $    182         $    219
     Asia.........................   183,25        483,736          322,405
                                    -------       --------         --------
                                    $183,25       $483,918         $322,624
                                    =======       ========         ========


      The relative impact of foreign currency fluctuations on export sales is not significant as product pricing and settlement are generally based on the U.S. dollar.

                         APPLIED MAGNETICS CORPORATION

      Information regarding the Company's domestic and foreign operations is as follows (in thousands):

                                          United
                                          States       Foreign      Total
                                          ------       -------      -----

1998
Net sales                                $ 183,445    $     152    $ 183,597
                                         =========    =========    =========
Intercompany sales                       $ 193,875    $ 237,557    $    --
                                         =========    =========    =========
Operating loss                           $(121,967)   $ (24,246)   $(146,213)
Interest expense, net                                                 (6,750)
                                                                   ---------
    Loss before provision for income
        taxes                                                      $(152,963)
                                         =========    =========    =========
Identifiable assets                      $ 189,026    $ 110,492    $ 299,518
                                         =========    =========    =========
1997
Net sales                                $ 486,943    $   7,896    $ 494,839
                                         =========    =========    =========
Intercompany sales                       $ 317,055    $ 507,054    $    --
                                         =========    =========    =========
Operating profit                         $  42,974    $  59,291    $ 102,265
Interest expense, net                                                 (4,030)

    Income before provision for income
        taxes                                                      $  98,235
                                                                   =========
Identifiable assets                      $ 331,373    $ 146,615    $ 477,988
                                         =========    =========    =========
1996
Net sales                                $ 329,992    $  14,762    $ 344,754
                                         =========    =========    =========
Intercompany sales                       $ 207,023    $ 304,527    $    --
                                         =========    =========    =========
Operating profit                         $   9,887    $  28,011    $  37,898
Interest expense, net                                                 (4,828)
                                                                   ---------
    Income before provision for income
       taxes                                                       $  33,070
                                                                   =========
Identifiable assets                      $ 246,067    $ 113,383    $ 359,450
                                         =========    =========    =========


      A significant percentage of the Company's customers, located in the U.S., have production facilities primarily in Asia that receive the Company's products. Most of the accounts receivable balance is from one of these customers.

                         APPLIED MAGNETICS CORPORATION

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

4.    Income Taxes

      The provision for income taxes for the following fiscal years consists of (in thousands):


                                   1998      1997      1996
                                   ----      ----      ----
Federal Income Taxes
      Current                    $  (463)   $ 1,290   $   527
      Deferred                      --         --        --
State Income Taxes
      Current                       (658)       780       181
      Deferred                      --         --        --
Foreign Income Taxes               3,526         49       144
                                 -------    -------   -------
                                 $ 2,405    $ 2,119   $   852
                                 =======    =======   =======

      Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):

                                                  1998       1997       1996
                                                  --------------------------
Income tax (benefit) at the United States
      federal income tax rate                   $(53,537)  $ 34,382   $ 11,575
State income taxes, net of federal income tax
      benefit                                          1        507        118
Foreign income taxed at lower rate                12,377    (19,583)    (8,485)
Temporary differences/net operating losses
        (benefitted) not benefitted               43,564    (13,187)    (2,356)
                                                --------    -------   --------
                                                $  2,405   $  2,119   $    852
                                                ========    =======   ========

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

                                                         1998        1997
                                                      --------    --------
Inventory reserves                                    $  8,536    $  5,439
Other reserves                                           1,395      10,404
Net operating loss carryforwards                        58,500       3,035
Foreign tax & general business credit carryforwards      8,180       6,327
Unrepatriated foreign earnings                          (3,500)     (3,500)
Depreciation                                             2,635       2,750
Other, net                                              (4,718)        475
                                                      --------    --------
 Subtotal                                               71,028      24,930
Valuation allowance                                    (71,028)    (24,930)
                                                      --------    --------
Total net deferred tax asset (liability)              $    ---    $    ---
                                                      ========    ========


      SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of October 3, 1998, the Company had total deferred tax liabilities of $8.2 million and deferred tax assets of $79.2 million. The Company recorded a valuation allowance in the amount of $71.0 million against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at October 3, 1998 has been provided due to the uncertainty of the amount of future domestic taxable income. The valuation allowance has been provided after determining that under the criteria of SFAS No. 109, it was more likely than not that the net deferred asset would not be realized in the foreseeable future. In reaching this conclusion, management considered the Company's erratic earnings history and its structure for income tax reporting purposes, whereby a significant portion of its earnings are generated in foreign jurisdictions.

      The Company has not provided U.S. federal income taxes on unremitted foreign earnings as the Company expects to permanently reinvest such earnings in foreign jurisdictions. In addition, the Company has minimal foreign tax credits

                         APPLIED MAGNETICS CORPORATION
available to offset the U.S. tax impact of repatriating foreign earnings. Accordingly, if such foreign earnings were repatriated to the U.S., these earnings would generally be taxed at the U.S. statutory rates.

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

5.    Stock Options and Long-term Incentive Plans

      The Company adopted stock option plans in 1988, 1992 and 1994. Incentive or nonqualified stock options may be granted under the 1992 and 1994 plans while the 1988 plan is limited to nonqualified options only. The options are issued at exercise prices equal to the fair market value of the Common Stock at the date of grant. At October 3, 1998, September 27, 1997 and September 28, 1996, there were exercisable options outstanding under the option plans to purchase an aggregate of 125,076 shares, 490,509 shares and 307,356 shares of Common Stock, respectively.

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

                         APPLIED MAGNETICS CORPORATION

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

      Stock option activity under the option plans is as follows:

                                              Options Outstanding
                                              -------------------
                                         Number       Weighted Average
                                        Of Shares     Exercise Price
                                        ---------     --------------

Balance September 30, 1995              1,856,453     $    5.42

  Granted                               1,059,000     $   15.34
  Exercised                              (582,772)    $    5.19
  Canceled                                (62,861)    $    5.90
                                        ---------

Balance September 28, 1996              2,269,820     $   10.09
                                        ---------

 Granted                                1,736,006     $   35.26
 Exercised                               (668,296)    $    7.43
 Canceled                                (837,618)    $   37.62
                                        ---------

Balance September 27, 1997              2,499,912     $   19.06
                                        ---------

 Granted                                5,242,101     $    7.81
 Exercised                               (128,650)    $    5.05
 Canceled                              (4,295,704)    $   16.28
                                        ---------

Balance October 3, 1998                 3,317,659     $    5.42
                                        ---------


      The following table summarizes information about the Company's stock options outstanding and exercisable as of October 3, 1998:

                         APPLIED MAGNETICS CORPORATION

                        Options Outstanding                                            Options Exercisable
                        -------------------                                            -------------------
                                                     Weighted
                                                      Average          Weighted                         Weighted
  Range of Exercise Prices         Number            Remaining          Average           Number         Average
       Exercise Price           Outstanding       Contractual Life   Exercise Price    Exercisable    Exercise Price
       --------------           -----------       ----------------   --------------    -----------    --------------

      $1.9048 - $ 4.25              202,041            2.22            $  3.79           202,041          $ 3.79
      $4.3750 - $ 4.38            2,841,022            9.96            $  4.38                --          $   --
      $5.1250 - $43.13              274,596            4.94             $17.44           216,928          $17.94
                                  ---------            ----             ------           -------          ------
                                  3,317,659            9.07             $ 5.42           418,969          $11.12
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

      The fair value of the Company's stock options granted to employees was estimated using a Black Scholes pricing model assuming no expected dividends and the following weighted-average factors:


                                                1998        1997
                                                ----        ----

     Option life (in years)                     2.75        2.83
     Risk-free interest rate                    5.05%       6.18%
     Stock price volatility                     0.59        0.57


      The weighted-average fair value of stock options granted in 1998 and 1997 under the Company's stock option plans was $3.19 and $14.60, respectively.

      In February of 1998, the Company modified 1,140,799 options with initial exercise prices ranging from $15.25 to $35.5625 to a modified exercise price of $11.9375 per option. In September of 1998, the Company modified 2,841,022

                         APPLIED MAGNETICS CORPORATION
options with initial exercise prices ranging from $5.875 to $31.625 to a modified exercise price of $4.375 per option. In each case, the new price was then prevailing market price of the Company's common stock.

      Had the Company determined compensation expense based on the fair value method as described in SFAS 123, the Company's net income and net income per share would have been reduced to the amounts indicated below:

                                           October 3,          September 27,
                                             1998                 1997
                                           ----------          -------------
Pro forma net income (in thousands)        $  (164,684)         $   88,963
Pro forma net income per share:
      Primary                              $     (6.88)         $     3.77
      Fully diluted                        $     (6.88)         $     2.87

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

                         APPLIED MAGNETICS CORPORATION

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

                                                       For The Fiscal Year
                                                              Ended
                                                  ---------------------------
                                                  October 3,    September 27,
                                                     1998            1997
                                                  ---------------------------
Income (Loss) Per Share:
 Net income (loss)                                   $(155,368)   $  96,116
                                                     =========    =========
 Weighted average common shares outstanding             23,931       23,567
                                                     =========    =========
 Income (Loss) per common share                      $   (6.49)   $    4.08
                                                     =========    =========
Income (Loss) per Common Share--Assuming Dilution:
 Net income (loss) before adjustment                  (155,368)      96,116
 Add back subordinated debentures interest                --          8,050
 Add back subordinated debentures amortization            --            428
 Less tax impact                                          --           (175)
                                                     ---------    ---------
   Net income (loss) as adjusted                     $(155,368)   $ 104,419
                                                     =========    =========
 Shares
   Weighted average common shares outstanding           23,931       23,567

   Dilutive effect of stock options                       --          1,261
   Assuming conversion of convertible subordinated
     debentures                                           --          6,183
                                                     ---------    ---------
   Common shares--assuming dilution                     23,931       31,011
                                                     =========    =========
Income (Loss) per common share--assuming dilution    $   (6.49)   $    3.37
                                                     =========    =========

                         APPLIED MAGNETICS CORPORATION

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


6.    Notes Payable and Long-term Debt

      Notes payable and long-term debt consists of the following (in thousands):

                                                  October 3,    September 27,
                                                     1998            1997
                                                  ----------    -------------

7.0% Convertible Subordinated Debentures, due March
 15, 2006                                             $114,999   $115,000
Secured Malaysian bank credit facilities, interest
 rates from 6.75% to 10.0%                              55,482     50,188
Mortgage payable, interest rate of 8.5%                     66         86
Bank advance, interest rate of 9.5%                      2,986       --
Capital leases                                           3,312      1,457
                                                      --------   --------
                                                       176,845    166,731
Less--current portion, including bank credit
 facilities                                             60,078     50,701
                                                      --------   --------
                                                      $116,767   $116,030
                                                      ========   ========

                         APPLIED MAGNETICS CORPORATION

      The aggregate principal payments of bank notes payable and long-term debt for the years subsequent to October 3, 1998 are: 1999--$60.1 million, 2000-- $1.5 million, 2001--$0.2 million, thereafter $115.0 million.

      The Company's $115.0 million 7.0% Convertible Subordinated Debentures (the "Convertible Debentures") due in 2006 may be converted, at any time at a conversion price of $ 18.60 per share.

      The Company has a secured, revolving line of credit from CIT Group/Business Credit, Inc. ("CIT") that has been in place since January, 1995. This line of credit provides for borrowings up to $35.0 million based on eligible trade receivables at various interest rates and is secured by trade receivables, inventories and certain other assets. As of October 3, 1998, the total amount available for future borrowings was $1.2 million under this facility. As of October 3, 1998, the Company was not in compliance with all financial covenants but has received notification from the Company's lender waiving the area of non-compliance until July 31, 1999, and expects to successfully renegotiate the terms of the covenants with the lender. In December 1997, the Company extended the line of credit to January, 2001. For the year ended October 3, 1998, $4.2 million of available funds were used to secure equipment leases with two of the Company's lessors.

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

                         APPLIED MAGNETICS CORPORATION

7.    Dispositions

      During 1993, the Company sold its subsidiaries, Magnetic Data, Inc. and Brumko Magnetics, which had been accounted for as a discontinued operation in 1992, to Delta Bravo, Inc. ("DBI"). A portion of the sales consideration consisted of notes issued to the Company. DBI subsequently defaulted on several note covenants and breached related pledge agreements with the Company. On July 17, 1996, the Company, through foreclosure proceedings, acquired all the common stock of DBI and Magnetic Data Technologies ("MDT"), which was formed in conjunction with the foreclosure for a $2.5 million reduction in debt owed to the Company by DBI. All DBI note balances had been fully reserved by the Company in previous years and the Company has no investment in DBI or MDT. The Company has engaged a third party consulting firm to operate and facilitate the sale of MDT. MDT was sold subsequent to October 3, 1998. See Note 13. MDT's financial position and results of operations are immaterial to the Company's consolidated financial statements.

8.    Commitments and Contingencies

      The Company has been identified as a potentially responsible party in connection with a hazardous waste facility in Whittier, California. A site remediation plan is being prepared for submission to the U.S. Environmental Protection Agency. Separately, the California Regional Water Quality Control Board ("CRWQCB") issued a clean up and abatement order to the Company concerning property previously used and owned by the Company. As a result of this order, the Company performed an environmental study to determine the extent of contamination related to chemicals used by the Company at this site. The CRWQCB required the Company to implement a remediation project. For these and other environmental sites, the Company has accrued reserves at the most likely cost to be incurred where it is probable that the Company will incur remediation costs that can be reasonably estimated. As of October 3, 1998 and September 27, 1997, the amounts accrued for environmental reserves were not significant. It is impossible at this time to determine the ultimate liabilities that the Company may incur resulting from the foregoing claims and contingencies. In management's opinion, after taking into account reserves, it is unlikely that any of these matters will have a material adverse effect on the Company's financial position or results of operations.

                         APPLIED MAGNETICS CORPORATION

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

                                                        Leases
                                          -------------------------------------
                                          Capital Leases       Operating Leases
                                          --------------       ----------------

1999                                         $ 1,763                $30,991
2000                                           1,606                 25,883
2001                                             236                 21,522
2002                                              --                 12,655
Thereafter                                        --                  2,260
                                             -------                -------

Total minimum payments                         3,605                $93,311
                                             =======                =======
Less imputed interest                           (293)
                                             -------

Present value of minimum payments under
  capital leases                               3,312
Less current portion                          (1,590)
                                             -------

Long-term lease
 obligation                                  $ 1,722
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

                         APPLIED MAGNETICS CORPORATION

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

                         APPLIED MAGNETICS CORPORATION

12.   Restructuring Charge

      The Company recorded a restructuring charge of approximately $8.4 million in the first quarter of fiscal 1998. Of this amount, approximately $2.9 million pertains to severance and related expenses at Ireland facility and approximately $5.5 million represents the write-off of the unamortized book value of inductive thin-film equipment. The shut down of the Ireland plant was completed in March 1998 as part of a plan to consolidate foreign manufacturing operations. Approximately 300 employees were terminated at the Ireland plant. All amounts for severance at the Ireland facility were paid during 1998. The restructuring reserve balance was zero as of October 3, 1998. The inductive thin-film equipment, which is no longer usable to the Company, has been abandoned due to changing technology. Management separately isolated the idle equipment. Many of the products have already been disposed of, and the remaining estimated cost of disposal is expected to be approximately equal to the scrap value.

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

      On February 11, 1999, the Company completed its merger with DAS, a research and development company. The consideration exchanged was 13,051,872 shares of the Company's common stock for all of the outstanding preferred and common shares of DAS. The acquisition was accounted for as a purchase, and the acquisition price of approximately $99.7 million was allocated to assets acquired, including the fair value of in-process technology, and liabilities assumed based on their fair values. It was determined that in-process technology of $28.7 million was acquired. Since the technology has no future economic value

                         APPLIED MAGNETICS CORPORATION
to the Company, it was written-off during the three months ended April 3, 1999. The excess of the purchase price plus related transaction costs over the fair value of tangible and intangible assets acquired and liabilities assumed has been allocated to (1) developed technology and know-how of approximately $30.1 million, which will be amortized on a straight line basis over 3 years, the estimated period of future benefit and (2) goodwill of approximately $39.6 million (including a value of $1.6 million associated with assembled workforce), which will be amortized on a straight line basis over the estimated period of future benefit of 7 years. Concurrent with this acquisition and contingent on the merger, a private investor group purchased 4,641,089 shares of the Company's common stock in exchange for $18.75 million.

      On April 12, 1999, the Company completed its previously announced sale of its subsidiary, Magnetic Data Technologies, LLC ("MDT") to Dubilier & Company. MDT is a leading provider of outsourced post-sales services to original equipment manufacturers ("OEM's") of electronic components and systems. The Company realized a gain from discontinued operations of approximately $25.9 million on the transaction in the third fiscal quarter of 1999.

                         APPLIED MAGNETICS CORPORATION

14.   Summarized Quarterly Financial Data (Unaudited)

                                             Three Months Ended
                                ----------------------------------------------
                                December 27     April 4    July 4    October 3
                                -----------     -------    ------    ---------

(In Thousands, Except per Share Data)

1998
Net sales                         $ 74,412    $ 58,843    $ 33,579    $ 16,763
Gross profit (loss)                 (7,078)      3,721      (1,935)     (9,853)
Net loss                           (39,749)    (31,931)    (35,842)    (47,846)
Net loss per share:
  Loss per common share           $  (1.67)   $  (1.33)   $  (1.50)   $  (1.99)
  Loss per common share--assuming
   dilution                          (1.67)      (1.33)      (1.50)      (1.99)
Weighted average number of common
 shares outstanding:
  Common shares                      23,858     23,925      23,968      23,973
  Common shares--assuming
   dilution                          23,858     23,925      23,968      23,973

                                             Three Months Ended
                                ----------------------------------------------
                                December 28    March 29   June 28 September 27
                                -----------    --------   ------- ------------



(In Thousands, Except per
 Share Data)

1997
Net sales                         $121,627     $126,311   $124,073    $122,828
Gross profit                        46,597       48,549     39,884      32,819
Net income                          31,872       31,091     21,028      12,125
Net income per share:
  Income per common share         $   1.36     $   1.32   $   0.89    $   0.51
  Income per common share--
   assuming dilution                  1.10         1.06       0.75        0.46
Weighted average number of common
 shares outstanding:
  Common shares                     23,267       23,519     23,681      23,803
  Common shares--assuming
   dilution                         30,861       31,178     30,904      31,100

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July 8, 1999

                               APPLIED MAGNETICS CORPORATION

                               /s/ Craig D. Crisman
                               ------------------------------
                               Craig D. Crisman
                               Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

Date:  July 8, 1999

                               /s/ Peter T. Altavilla
                               ------------------------------
                               Peter T. Altavilla
                               Corporate Controller (Principal)


                               POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig D. Crisman and Jerry Goldress, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                             Date


    Craig D. Crisman                              July 8, 1999
------------------------------------
Craig D. Crisman, Chairman of the Board
and Chief Executive Officer
(principal executive officer, principal
financial officer)

    Peter T. Altavilla                            July 8, 1999
--------------------------------
Peter T. Altavilla, Secretary and
Controller (principal accounting officer)

    Harold R. Frank*                              July 8, 1999
------------------------------------
Harold R. Frank, Director and Chairman

    R. C. Mercure, Jr.*                           July 8, 1999
------------------------------------
R. C. Mercure, Jr., Director

    Herbert M. Dwight, Jr.*                       July 8, 1999
------------------------------------
Herbert M. Dwight, Jr., Director

    Jerry E. Goldress*                            July 8, 1999
------------------------------------
Jerry E. Goldress, Director


               Craig D. Crisman
    *By: ---------------------------------
               Craig D. Crisman
               Attorney-In-Fact