Form 10-Q/A
period 1999-04-03
APPLIED MAGNETICS CORP
filed 1999-07-08
CIK 6948

Form 10-Q/A

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                           -----------------------


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


                                   (No Change)
           ----------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ..X.. No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 41,736,741 $.10 par value common stock as of May 13, 1999.






                          Exhibit Index on Page 23

PART 1.   FINANCIAL INFORMATION
-------------------------------

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                                             April 3,          October 3,
                                                                       --------          ----------
                                                                        1999                1998
Current Assets:
  Cash and cash equivalents                                        $      20,191      $       71,674
  Accounts receivable, net                                                 3,870               7,291
  Inventories                                                              2,229              13,054
  Prepaid expenses and other                                              13,186              15,590
                                                                     ------------       -------------
                                                                          39,476             107,609
                                                                     ------------       -------------
Property, plant and equipment, at cost                                   392,905             365,469
Less-accumulated depreciation                                           (207,679)           (188,022)
                                                                     ------------       -------------
                                                                         185,226             177,447
                                                                     ------------       -------------
Cost in excess of net assets of business acquired, net                    69,293                   -
Other assets                                                              13,681              14,462
                                                                     ------------       -------------
                                                                   $     307,676      $      299,518
                                                                     ============       =============
          LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                                $       3,458      $        1,610
  Bank notes payable                                                      64,820              58,468
  Accounts payable                                                        21,714              16,409
  Accrued payroll and benefits                                            10,329               8,070
  Other current liabilities                                               13,764               9,653
                                                                     ------------       -------------
                                                                         114,085              94,210
                                                                     ------------       -------------
Long-term debt, net                                                      125,373             116,767
                                                                     ------------       -------------
Other liabilities                                                          2,894               2,581
                                                                     ------------       -------------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding                            -                   -
  Common stock, $.10 par value, authorized 120,000,000
     shares, issued 41,557,887 at April 3, 1999 and
     24,103,294 shares at October 3, 1998                                  4,156               2,410
  Paid-in capital                                                        301,931             191,225
  Retained deficit                                                      (239,149)           (106,065)
                                                                     ------------       -------------
                                                                          66,938              87,570
  Treasury stock, at cost (130,552 shares as of April 3, 1999
    and 130,233 shares at October 3, 1998)                                (1,581)             (1,577)
  Unearned restricted stock compensation                                     (33)                (33)
                                                                     ------------       -------------
                                                                          65,324              85,960
                                                                     ------------       -------------
                                                                   $     307,676      $      299,518
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

     Management has recorded a current liability of $2 million with a corresponding adjustment to the previously recorded goodwill of $37.6 million to reflect the issuance of 276,626 common shares, which are expected to be issued as DAS preferred stock warrants vest. No adjustment has been made to the previously recorded goodwill amortization for the three and six month periods ended April 3, 1999, as the additional amortization amount is insignificant.


Note B:  Inventories
--------------------

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
                             ==========         ==========

Note C:  Writedown of Assets and Restructuring Charge
-----------------------------------------------------

      The Company recorded a restructuring charge of approximately $8.4 million in the first quarter of fiscal 1998. Of this amount, approximately $2.9 million pertains to severance and related expenses at the Ireland facility and approximately $5.5 million represents the write-off of the unamortized book value of inductive thin-film equipment. The shut down of the Ireland facility was completed in March 1998 as part of a plan to consolidate foreign manufacturing operations. Approximately 300 employees were terminated at the Ireland plant. All amounts for severance, outplacement and relocation at the Ireland facility were paid during 1998. The inductive thin-film equipment, which is no longer usable to the Company, are in the process of being abandoned due to changing technology. Management separately isolated the idle equipment. Many of the products have already been disposed of, and the remaining estimated cost of disposal is expected to be approximately equal to the scrap value.

      The Company recorded a $4.5 million charge in the second fiscal quarter of 1999 related to the write-off of the unamortized book value of obsolete assets and the remaining book value of assets associated with the discontinuation of an in-house suspension assembly operation. The obsolete assets and the in-house suspension assembly assets, which were no longer usable to the Company, are in the process of being abandoned due to changing technology and product discontinuation. Management separately isolated the assets. The assets have not yet been disposed of; however, the estimated costs of disposal are expected to be approximately equal to scrap value.


Note D:  Credit Facilities
--------------------------

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


      The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of April 3, 1999, the Company was not in compliance with the financial covenants under this line of credit, but has received notification from the Company's lender waiving the area of non-compliance until July 31, 1999. The Company expects to successfully renegotiate terms of the covenants with the lender. As of April 3, 1999, the total amount available under this line of credit was fully utilized.

Note E:  Earnings (Loss) Per Share Computation
----------------------------------------------

      Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income (loss) per share ("EPS") with the presentation of basic EPS. Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share - assuming dilution is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's 7.0% Convertible Subordinated Debentures due March 15, 2006 (the "Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures has an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 34,728,792 used in the calculation of loss per common share and common share -assuming dilution at April 3, 1999.


Item 2:   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

      The Company substantially completed its shipments of inductive thin film heads in the second fiscal quarter of 1999. The Company also completed shipments of its 3.4 gigabyte per 3.5 inch disc MR product, also, in the second fiscal quarter of 1999. The Company is currently in qualification with two customers at the 4.3 gigabyte per 3.5 inch disc capacity point, and production shipments are anticipated to begin in the fourth fiscal quarter. Due to long lead requirements for new product qualifications, the benefits of the DAS GMR technology is not anticipated to be realized until the fourth fiscal quarter of 1999. Consequently, the Company anticipates that its third fiscal quarter sales revenue will be similar to the second fiscal quarter.

      The Company's ability to fund its operating and capital requirements for fiscal 1999 is heavily dependent on the Company's ability to receive qualification and begin volume production of the Company's magnetoresistive and giant magnetoresistive head products on a timely basis. As of June 1, 1999, the Company is in the final stages of qualification for one of its magnetoresistive head products and expects to begin volume production shipments in the fourth quarter of fiscal 1999. The Company is also attempting to raise capital, which is required immediately to fund current operating activities, and the Company will be required to raise significant additional capital in the near term to fund the anticipated magnetoresistive head production ramp up and related working capital requirements. If the Company is unable to achieve magnetoresistive head production shipments during the fourth quarter of fiscal 1999 or raise significant capital in the near term, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern. Due to the significant uncertainties described above, the Company's auditors have re-issued their report on the Company's October 3, 1998 financial statements. The re-issued report, dated June 1, 1999, includes an uncertainty paragraph regarding the Company's ability to continue as a going concern. The Company's auditors have also advised management that based on current conditions, it is likely that this going concern uncertainty will also continue with respect to the Company's fiscal 1999 financial statements.


Three Months Ended April 3, 1999
--------------------------------

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


Purchased In-Process Technology. The purchase of DAS resulted in the write-off of purchased in-process technology of $28.7 million in the second quarter of fiscal 1999. The cost represents technology that has not reached technological feasibility and has no alternative future use. Reference is made to section "Purchased In-Process Technology Methodology."

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


Purchased In-Process Technology Methodology
-------------------------------------------

The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable 6.4 GB, 8.5 GB and 10.2 GB per 3.5 inch GMR products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to their present value.

The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relate to the completion of all designing, testing, prototyping, and high-volume manufacturing activities that are necessary to establish that the GMR products can be produced to meet its design specifications.

The resulting net cash flows from such projects are based on the Company's management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. Historically, DAS has not generated any material product revenues and has experienced significant net losses. Management has forecasted future revenues from DAS technologies to grow substantially as products are released to the market. As a result, expenses as a percentage of revenue are projected to decrease from historical levels.

The estimated revenues for the in-process technologies were expected to commence as early as the third quarter of 1999 for the 6.4 GB products, assuming the successful completion and market acceptance of the in-process technologies. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

Assumptions related to revenue and expense levels were based on the management's assessment of the overall market for disk drive products and its experience in launching new products. Operating margins were assumed to be reasonably consistent with the Company's historical results.

With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of DAS prior to the close of the acquisition.

Management's estimate of net cash flow was discounted to present value. The discount rate used in discounting the net cash flows from purchased in-process technology was 35 percent. In the selection of the appropriate discount rate, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model. The discount rate utilized for the in-process technology was significantly higher than AMC's WACC due to the inherent uncertainties in the estimates described above, including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

The Company believed that the foregoing assumptions used in the DAS in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual product introductions may be delayed by one or more quarters compared to earlier estimates. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with each acquired technology. However, the Company believes that expenses incurred to date associated with the development and integration of the in-process R&D projects are approximately consistent with the Company's previous estimates.


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


      The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of April 3, 1999, the Company was not in compliance with the financial covenants under this line of credit, but the Company received notification from the Company's lender waiving the area of non-compliance until July 31, 1999. The Company expects to successfully renegotiate terms of the covenants with the lender. As of April 3, 1999, the total amount available under this line of credit was fully utilized.


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


      The Company continues to work with its customers to qualify on magnetoresistive head programs and believes it will receive qualification on its
4.3 gigabyte per 3.5 inch magnetoresistive head product and begin volume production during the fourth quarter of fiscal 1999. However, as of June 1, 1999, the Company had not received qualification and did not have any sales backlog for its 4.3 gigabyte per 3.5 inch magnetoresistive head products. The Company's liquidity and ability to fund its operating and capital expenditure requirements during fiscal 1999 are heavily dependent on its ability to receive qualification and begin volume production of the Company's magnetoresistive and giant magnetoresistive head products on a timely basis. Although the Company has completed its plant capacity expansion and conversion of the Company's existing fabrication facilities to enable manufacturing of magnetoresistive and giant magnetoresistive heads and are devoting substantial engineering and manufacturing resources to those efforts, there can be no assurances that the Company will receive qualification and achieve planned production levels on a timely basis. Additional fourth quarter fiscal 1999 planned financing arrangements are required in order to fund the Company through magnetoresistive and giant magnetoresistive head production ramp up in the second half of fiscal 1999. If the Company is unable to achieve any of the factors on which the second half of fiscal 1999 liquidity depends on a timely basis and is unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern.

      The Company's effort to address Year 2000 issues began in 1997. In fiscal 1998, the Company spent $7.5 million to complete the implementation of a worldwide management information system that addresses the Year 2000 issue and also provides fully integrated manufacturing and financial capabilities. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Year 2000 compliance, 3) remediation of non-compliant hardware and software, 4) testing remediation of hardware and software and 5) certifying Year 2000 compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Inventory and assessment activities are estimated at approximately 85 percent complete. This data is continuously updated as new information becomes available and the Company expects this to continue. Overall remediation efforts are estimated at approximately 60 percent complete. Management believes that the remaining remediation efforts will be completed by September 1999. Based on the results of testing performed to date, the Company is confident that it is appropriately addressing the Year 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by us, but other customers of the vendors as well. Communication with customers and suppliers to determine the extent of their Year 2000 efforts is an integral part of the program. The Company is tracking the progress of its key suppliers toward their Year 2000 compliance. Sumitomo Corporation and Hutchinson Technology, Incorporated are critical suppliers of components. These suppliers have indicated that they will complete their Year 2000 compliance in the second calendar quarter of 1999. Sumitomo supplies wafer production and Hutchinson Technology, Incorporated supplies suspension assemblies. The Company has no means of ensuring that the Suppliers will be Year 2000 compliant. Costs for Year 2000 efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have significant effect on the Company's financial condition or results of operations. The Company believes it will not have significant exposure to Year 2000 issues and that the risk to its operations and financial condition is not significant.

      While the Company currently expects that the Year 2000 issues will not pose significant operational problems, delays in the implementation of changes in or replacements of information systems or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have a material adverse effect on the Company's business, financial condition and results of operations. As a contingency plan related to information systems, the Company is in the process of developing internal operating procedures that would enable departments to function for a period of time until the primary system could be restored to operations. The Company anticipates that the worst case scenario would be the inability of water and power utilities and/or the inability of our key suppliers to deliver their products. A contingency plan is being developed to place a limited amount of finished goods as well as key supplier components on hand to enable the Company to continue its revenue generation, if this were to occur.


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

Forward-Looking Information
      When used in Management's Discussion and Analysis, the words "believe", "anticipate", "expect" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements speak only as of the date hereof. All of the forward looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company's business that could cause actual results to differ materially from those projected. These factors include, but are not limited to: successful transition to volume production of MR and GMR disk head products with profitable yields; the limited number of customers and customer changes in short range and long range plans; competitive pricing pressures; changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to generate or obtain sufficient capital to fund its working capital needs; the Company's ability to control inventory levels; domestic and international competition in the Company's product areas; risks related to international transactions; Y2K issues; and general economic risks and uncertainties.

PART ll.  OTHER INFORMATION
---------------------------

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

                               APPLIED MAGNETICS CORPORATION



Dated: July 8, 1999           /s/ Craig D. Crisman
                               ----------------------
                               Craig D. Crisman
                               Chairman of the Board and Chief Executive Officer (Principal Financial Officer)


Dated: July 8, 1999           /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Corporate Controller
                               (Principal Accounting Officer)

                                EXHIBIT INDEX


  Exhibit
     No.    Description                                             Page
------------------------------------------------------------------------------


   11       Statement re computation of per share information.       24

   27       Financial Data Schedule                                  25

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
                                                                   ============      ===========      ===========      ============

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share-assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. Common shares equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for the periods presented.