Form 10-Q
period 1999-07-03
APPLIED MAGNETICS CORP
filed 1999-08-17
CIK 6948

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                           -----------------------


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended July 3, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ..X.. No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 45,736,741 $.10 par value common stock as of August 12, 1999.






                          Exhibit Index on Page 25

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed consolidated financial statements included herein have been prepared by Applied Magnetics Corporation and its subsidiaries (the "Company" or "Applied Magnetics") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 3, 1998.

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

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                       For the three months ended           For the nine months ended
                                                          July 3,        July 4,               July 3,       July 4,
                                                       __________     __________             __________     __________
                                                           1999           1998                  1999          1998
                                                           ----           ----                  ----          ----
Net sales                                               $   5,320    $  33,579              $  36,839       $ 166,834
Cost of sales                                              22,920       35,514                 79,614         172,126
                                                        ---------    ---------              ---------       ---------
  Gross deficit                                           (17,600)      (1,935)               (42,775)         (5,292)
                                                        ---------    ---------              ---------       ---------
Research and development expenses                          25,108       30,513                 86,607          82,263
Selling, general and administrative expenses                1,861        1,504                  5,304           5,079
Writedown of assets and restructuring charges              11,977            -                 16,477           8,400
Amortization                                                4,240            -                  6,257               -
Purchase in-process technology                                  -            -                 28,700               -
                                                        ---------    ---------              ---------       ---------
Total operating expenses                                   43,186       32,017                143,345          95,742
                                                        ---------    ---------              ---------       ---------
Loss from operations                                      (60,786)     (33,952)              (186,120)       (101,034)

Interest income                                               163        1,326                  1,104           4,752
Interest expense                                           (3,414)      (3,285)               (10,306)         (9,577)
Other income (expense)                                         55          309                 (1,230)         (1,146)
                                                        ---------    ---------              ---------       ---------
Loss before taxes                                         (63,982)     (35,602)              (196,552)       (107,005)
Provision for income taxes                                      -          240                    514             517
Discontinued operations, net                               25,941            -                 25,941               -
                                                        ---------    ---------              ---------       ---------
Net loss                                                $ (38,041)   $ (35,842)             $(171,125)      $(107,522)
                                                        =========    =========              =========       =========
Net loss per share:
  Loss from continuing operations per common share      $   (1.55)   $   (1.50)             $   (5.91)      $   (4.50)
  Discontinued operations, net                               0.63            -                   0.78               -
                                                        =========    =========              =========       =========
  Loss per common share                                 $   (0.92)   $   (1.50)             $   (5.13)      $   (4.50)
                                                        =========    =========              =========       =========

  Loss per common share - assuming dilution             $   (0.92)   $   (1.50)             $   (5.13)      $   (4.50)
                                                        =========    =========              =========       =========
Weighted average number of common shares
outstanding:
   Common shares                                           41,427       23,968                 33,378          23,917
                                                        =========    =========              =========       =========
   Common shares - assuming dilution                       41,427       23,968                 33,378          23,917
                                                        =========    =========              =========       =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                                 July 3,    October 3,
                                                         ----------   ----------
                                                            1999         1998
                                                            ----         ----
Current Assets:
  Cash and cash equivalents                              $   6,046    $  71,674
  Accounts receivable, net                                   1,223        7,291
  Inventories                                                1,773       13,054
  Prepaid expenses and other                                11,828       15,590
                                                         ---------    ---------
                                                            20,870      107,609
                                                         ---------    ---------
Property, plant and equipment, at cost                     365,153      365,469
Less-accumulated depreciation                             (209,310)    (188,022)
                                                         ---------    ---------
                                                           155,843      177,447
                                                         ---------    ---------
Cost in excess of net assets of business acquired, net      65,488            -
Other assets                                                12,385       14,462
                                                         ---------    ---------
                                                         $ 254,586    $ 299,518
                                                         =========    =========
          LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                      $   1,640    $   1,610
  Bank notes payable                                        59,268       58,468
  Accounts payable                                          21,235       16,409
  Accrued payroll and benefits                              10,514        8,070
  Other current liabilities                                 16,455        9,653
                                                         ---------    ---------
                                                           109,112       94,210
                                                         ---------    ---------
Long-term debt, net                                        115,371      116,767
                                                         ---------    ---------
Other liabilities                                            2,820        2,581
                                                         ---------    ---------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding               -            -
  Common stock, $.10 par value, authorized 120,000,000
     shares, issued 41,557,887 at July 3, 1999 and
     24,103,294 shares at October 3, 1998                    4,156        2,410
  Paid-in capital                                          301,931      191,225
  Retained deficit                                        (277,190)    (106,065)
                                                         ---------    ---------
                                                            28,897       87,570
  Treasury stock, at cost (130,552 shares as of
    July 3, 1999 and 130,233 shares at October 3, 1998)     (1,581)      (1,577)
  Unearned restricted stock compensation                       (33)         (33)
                                                         ---------    ---------
                                                            27,283       85,960
                                                         ---------    ---------
                                                         $ 254,586    $ 299,518
                                                         =========    =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)
                                                       For the nine months ended
                                                           July 3,     July 4,
                                                       ------------  -----------
                                                           1999         1998
                                                           ----         ----
Cash Flows from Operating Activities:
  Net loss                                              $(171,125)   $(107,522)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          38,644       33,749
    Loss on sale of assets                                    265            -
    Writedown of assets and restructuring charge           16,477        8,400
    Purchase in-process technology                         28,700            -
    Changes in assets and liabilities, net of effects
      from business merger:
        Accounts receivable, net                            6,716       46,099
        Inventories                                        11,396       30,979
        Prepaid expenses and other                          3,326          (99)
        Accounts payable                                   (6,238)     (33,421)
        Accrued payroll and benefits                        1,782       (2,132)
        Other assets and liabilities                       (1,637)      (1,181)
                                                        ---------    ---------
    Net cash flows used in operating activities           (71,694)     (25,128)
                                                        ---------    ---------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment              (10,750)     (33,208)
  Proceeds from sale of property, plant and
     equipment, net                                           401            -
  Purchase of business                                       (703)           -
  Notes receivable                                             87           88
                                                        ---------    ---------
    Net cash flows used in investing activities           (10,965)     (33,120)
                                                        ---------    ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt                          106,508      201,259
  Repayment of debt                                      (108,453)    (199,918)
  Proceeds from stock options exercised, net               18,950          578
                                                        ---------    ---------
    Net cash flows provided by financing activities        17,005        1,919
                                                        ---------    ---------
Effect of exchange rate changes on cash and cash
 equivalents                                                   26       (1,069)
                                                        ---------    ---------
Net decrease in cash and cash equivalents                 (65,628)     (57,398)
                                                        ---------    ---------
Cash and cash equivalents at beginning of period           71,674      162,302
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   6,046    $ 104,904
                                                        =========    =========
Supplemental Cash Flow Data:
Stock issued to purchase business                       $  93,498    $       -
                                                        =========    =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

          Selected Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                 (July 3, 1999)


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


Note B:  Inventories
--------------------

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                               July 3,          October 3,
                              --------          ----------
                                1999               1999
                                ----               ----

Purchased parts and
   manufacturing supplies    $    1,500         $    8,578
Work-in-process                     273              2,414
Finished goods                        -              2,062
                             ----------         ----------
                                  1,773             13,054
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

      The Company recorded a $12 million charge in the third fiscal quarter of 1999 in connection with the closure of its facility in Milpitas, California and workforce reduction in its Goleta, California headquarters, which were completed in May 1999. Of this amount, approximately $2.1 million was related to severance and related expenses and $9.9 million represents the unamortized book value of the assets at the Milpitas facility. The assets were primarily equipment under capital lease, which were taken out of service before quarter-end. The closure of the Milpitas facility and the workforce reduction in the Goleta location were part of a cost reduction program that was in response to the industry softness in demand for recording heads and in part due to the Company being late to market with certain key products.


Note D:  Credit Facilities
--------------------------

      The Company's Malaysian subsidiary has credit facility agreements with five Malaysian banks. These credit facilities allow for borrowings of up to $62.7 million of which $59.3 million was outstanding as of July 3, 1999. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank are secured by the Company's real property holdings in Malaysia and include financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with the four other banks are unsecured.

      The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of August 17, 1999, the Company was not in compliance with the financial covenants under this line of credit. The Company has the ability to receive a waiver through August 31, 1999. The Company expects to successfully renegotiate the terms of the covenants under this line of credit with the lender. As of July 3, 1999, the total amount available under this line of credit was fully utilized.


Note E:  Earnings (Loss) Per Share Computation
----------------------------------------------

      Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary income (loss) per share ("EPS") with the presentation of basic EPS. Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share - assuming dilution is computed based on weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's 7.0% Convertible Subordinated Debentures due March 15, 2006 (the "Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. During a loss period, the assumed exercise of in-the-money stock options and conversion of Convertible Debentures has an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 41,427,335 used in the calculation of loss per common share and common share -assuming dilution at July 3, 1999.


Note F:  Subsequent Events
--------------------------

      On July 14, 1999, the Company sold to Kennilworth Partners II LP, four million shares of its common stock for $16 million. Kennilworth also purchased from the Company a senior subordinated convertible note for $25 million. The Company received approximately $25 million after quarter-end, on July 14, 1999. The note bears interest at 14% per year commencing October 1, 2002 and will mature in July 2005, at which time the note will be payable in the principal amount of $37.8 million. The note is convertible into approximately seven million shares of common stock. The Company also redeemed $16 million principal amount of its 7% convertible subordinated debentures due 2006 at par. The Company announced that it entered into an agreement for this transaction on May 12, 1999 and the shares were issued on July 14, 1999.

      On July 14, 1999, the Company also announced its intention to proceed with a rights offering that will allow stockholders to purchase shares of common stock at a price discounted to the market price at the time of the offering. The rights will be transferable. Holders of the rights will have the option to subscribe for additional shares of stock not purchased by other stockholders. The Company expects to complete this transaction in its fourth fiscal quarter.

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

      On April 12, 1999, the Company completed its previously announced sale of its subsidiary, Magnetic Data Technologies, LLC ("MDT") to Dubilier & Company. MDT is a leading provider of outsourced post-sales services to original equipment manufacturers ("OEM's") of electronic components and systems. The Company realized a net gain from discontinued operations of approximately $25.9 million on the transaction upon receipt of the proceeds in the quarter ended July 3, 1999.

      On May 12, 1999, the Company embarked on a significant cost reduction program in order to realign expenses to respond to the reduced projections for revenue and cash flow from operations for the balance of calendar 1999. The change in forecast was partly due to the recent industry softness in demand for recording heads and in part due to the Company being late to market with its 4.3 gigabyte per 3.5" disk MR product. As a result, the Company reduced its California workforce by approximately 35% by closing its facility in Milpitas as well as making additional reductions at its headquarters in Goleta, California. Wafer development, which had been centered in the Milpitas facility, was consolidated into the Goleta location. The Company's results for the quarter ended July 3, 1999, included a charge of approximately $12 million in connection with the closure of the Milpitas facility and the workforce reductions in Goleta, California.

      On July 14, 1999, the Company sold to Kennilworth Partners II LP, four million shares of its common stock for $16 million. Kennilworth also purchased from the Company a senior subordinated convertible note for $25 million. The Company received approximately $25 million after quarter-end, on July 14, 1999. The note bears interest at 14% per year commencing October 1, 2002 and will mature in July 2005, at which time the note will be payable in the principal amount of $37.8 million. The note is convertible into approximately seven million shares of common stock. The Company also redeemed $16 million principal amount of its 7% convertible subordinated debentures due 2006 at par. The Company announced that it entered into an agreement for this transaction on May 12, 1999 and the shares were issued on July 14, 1999.

      On July 14, 1999, the Company also announced its intention to proceed with a rights offering that will allow stockholders to purchase shares of common stock at a price discounted to the market price at the time of the offering. Stockholders will have the option to subscribe for additional shares of stock not purchased by other stockholders. The Company expects to complete this transaction in its fourth fiscal quarter.

      The Company incurred operating losses and declining revenues due to the lack of production orders during the third fiscal quarter on the 4.3 gigabyte per 3.5" disk heads and due to soft demand experienced by component suppliers in the disk drive industry. After the end of the third fiscal quarter, the Company received initial production orders for delivery of 4.3 gigabyte per 3.5" disk heads in the fourth fiscal quarter and is currently ramping production while completing the final qualification requirements. Additionally, the Company is proceeding with its GMR qualifications at capacities up to 8.6 gigabytes per 3.5" disk and production is anticipated during the fourth quarter of calendar year 1999.

      The Company's ability to fund its operating and capital requirements for fiscal 1999 is heavily dependent on the Company's ability to receive qualification and begin volume production of the Company's magnetoresistive ("MR") and giant magnetoresistive ("GMR") head products on a timely basis. After the end of the third fiscal quarter, the Company received initial production orders for delivery of 4.3 gigabyte per 3.5" disk heads in the fourth fiscal quarter and is currently ramping production while completing the final qualification requirements. The Company is also attempting to raise capital, which is required immediately to fund current operating activities, and the Company will be required to raise significant additional capital in the near term to fund the anticipated magnetoresistive head production ramp up and related working capital requirements. If the Company is unable to achieve magnetoresistive head production shipments during the fourth quarter of fiscal 1999 or raise significant capital in the near term, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern. Due to the significant uncertainties described above, the Company's auditors have re-issued their report on the Company's October 3, 1998 financial statements. The re-issued report, dated June 1, 1999, includes an uncertainty paragraph regarding the Company's ability to continue as a going concern. The Company's auditors have also advised management that based on current conditions, it is likely that this going concern uncertainty will also continue with respect to the Company's fiscal 1999 financial statements.

Three Months Ended July 3, 1999
--------------------------------

Net Sales. Net sales of $5.3 million in the third quarter of fiscal 1999 decreased 84.2% from net sales of $33.6 million in the third quarter of fiscal 1998. Due to production process problems with new MR products, the Company has been unable to maintain sales volumes experienced with inductive thin film products during the same period in the prior year.

Gross Deficit. As a percentage of net sales, gross deficit was negative 330.8% and negative 5.8%, for the third quarter of fiscal 1999 and the third quarter of fiscal 1998, respectively. The increase in gross deficit in the third quarter of fiscal 1999 as compared to the same quarter in the prior fiscal year was due to the reasons discussed under "Net Sales".

Research and Development. Research and development ("R&D") expenses as a percentage of net sales were 472% and 90.9% for the third quarter of fiscal 1999 and the third quarter of fiscal 1998, respectively. Expenses in dollars in the third quarter of fiscal 1999 of $25.1 million decreased $5.4 million from $30.5 million in the third quarter of fiscal 1998. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR head technology and on development of GMR head technology. The reduction in R&D expenses reflects the impact of the U.S. headcount reductions over the past three quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million in the third quarter of fiscal 1999 an increase of $0.4 million from $1.5 million in the third quarter of fiscal 1998.

Amortization. Amortization of the excess of the purchase price plus related transaction costs over the fair value of the tangible and intangible assets acquired and liabilities assumed through the merger with DAS were $4.2 million for the third quarter of fiscal 1999.

Interest Income and Expense. Interest income of $.2 million in the third quarter of fiscal 1999 decreased $1.1 million compared to interest income of $1.3 million the third quarter of fiscal 1998 due to lower average cash balances. Interest expense of $3.4 million in the third quarter of fiscal 1999 increased by $.1 million compared to $3.3 million in the third quarter of fiscal 1998 due to varying interest rates and higher average debt balances.

Other Income and Expense. Other expense was negligible for the third quarter of fiscal 1999 compared to other expense of $.3 million in the third quarter of fiscal 1998. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that experienced volatility in exchange rates during fiscal 1998.

Discontinued Operations, net. Discontinued operations, net reflects the $25.9 million gain recorded in the third quarter of fiscal 1999 due to the sale of the Company's subsidiary, Magnetic Data Technologies, LLC.

Nine Months Ended July 3, 1999
------------------------------

Net Sales. Net sales of $36.8 million in the first nine months of fiscal 1999 decreased 77.9% from net sales of $166.8 million in the first nine months of fiscal 1998 as inductive thin film products reach end of life. Due to production process problems with new MR products, the Company has been unable to maintain sales volume experienced with inductive thin film products during the same period in the prior year.

Gross Deficit. As a percentage of net sales, gross deficit was negative 116.1% and negative 3.2%, for the first nine months of fiscal 1999 and the first nine months of fiscal 1998, respectively. The increase in gross deficit in the first nine months of fiscal 1999 as compared to the same period in the prior fiscal year was due to the reasons discussed under "Net Sales".

Research and Development. Research and development ("R&D") expenses as a percentage of net sales were 235.1% and 49.3% for the first nine months of fiscal 1999 and the first nine months of fiscal 1998, respectively. Expenses in dollars in the first nine months of fiscal 1999 of $86.6 million increased $4.3 million from $82.3 million in the first nine months of fiscal 1998. The Company has been focusing the majority of its technical resources on its new production program qualifications utilizing MR technology and on development of GMR technology. As a result, there continues to be an increase in R&D expenses as the Company continues its transition from products with inductive thin film technology to products with MR and GMR technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales were 14.4% and 3.0% for the first nine months of fiscal 1999 and the first nine months of fiscal 1998, respectively. The percentage increase was due to lower net sales. Expenses in dollars of $5.3 million in the first nine months of fiscal 1999 increased $0.2 million from $5.1 million in the first nine months of fiscal 1998.

Amortization. Amortization of the excess of the purchase price plus related transaction costs over the fair value of the tangible and intangible assets acquired and liabilities assumed through the merger with DAS were $6.3 million for the first nine months of fiscal 1999.

Purchased In-Process Technology. The purchase of DAS resulted in the write-off of purchased in-process technology of $28.7 million in the first nine months of fiscal 1999. The cost represents technology that has not reached technological feasibility and has no alternative future use.

Interest Income and Expense. Interest income of $1.1 million in the first nine months of fiscal 1999 decreased $3.7 million compared to interest income of $4.8 million the first nine months of fiscal 1998 due to lower average cash balances. Interest expense of $10.3 million in the first nine months of 1999 increased by $.7 million compared to $9.6 million in the first nine months of fiscal 1998 due to varying interest rates and higher average debt balances.

Other Income and Expense. Other expense was a loss of $1.2 million for the first nine months of fiscal 1999 compared to other expense of $1.1 million in the first nine months of fiscal 1998. The balances represent primarily foreign currency exchange gains and losses. The Company has manufacturing operations in Asia that experienced volatility in exchange rates during fiscal 1998 which continued into the first fiscal quarter of 1999.

Discontinued Operations, net. Discontinued operations, net reflects the after tax-gain of $25.9 million recorded in the third quarter of fiscal 1999 due to the sale of the Company's subsidiary, Magnetic Data Technologies, LLC.


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


Liquidity and Capital Resources
-------------------------------

      At July 3, 1999, the Company's cash and cash equivalents decreased to $6.0 million from $71.7 million at October 3, 1998. Total debt, including notes payable, was $176.3 million, a decrease of $.5 million from the balance outstanding at October 3, 1998. Total debt included $115.0 million of 7.0% Convertible Subordinated Debentures, due 2006. Also included in total debt at July 3, 1999, was $59.3 million in Malaysian bank borrowings. All the Malaysian credit facilities are callable on demand, have no termination date and are guaranteed by the Company. Credit facilities with one bank, which have been in place since June 1990, are secured by the Company's real property holdings in Malaysia and include certain financial covenants and certain covenants which preclude the Company from granting liens and security interests in other assets in Malaysia. Credit facilities with four other banks, established in fiscal 1997, are unsecured. No additional borrowings were available under the existing facilities at July 3, 1999. Should all or any significant portion of the Malaysian credit facilities become unavailable for any reason, the Company would need to pursue alternative financing sources. The Company was in compliance with all of its covenants at July 3, 1999.

      The Company also has a secured, asset-based revolving line of credit of up to $35.0 million from CIT Group/Business Credit, Inc. As of August 17, 1999, the Company was not in compliance with the financial covenants under this line of credit. The Company has the ability to receive a waiver through August 31, 1999. The Company expects to successfully renegotiate the terms of the covenants under this line of credit with the lender. As of July 3, 1999, the total amount available under this line of credit was fully utilized.

      The Company has made significant reductions in its workforce during fiscal 1999 in response to the wind down of its inductive thin film product, being late to market with its 4.3 gigabyte per 3.5" disk MR product and industry softness in demand for recording heads. The Company had 3,000 employees as of July 3, 1999, which is a reduction of approximately 1,700 from the end of its first fiscal quarter. The Company's capital expenditure plan for fiscal 1999 is approximately $20 million, which includes equipment to be obtained through operating leases. In comparison, capital expenditures for fiscal 1998 were $79.5 million, which included equipment obtained through operating leases. Capital equipment expenditures for the first nine months of 1999 were $10.8 million. In addition, the Company leased $3.3 million of production equipment through operating leases. Purchase commitments were approximately $3.7 million at July 3, 1999.

      During the third quarter of fiscal 1999, the Company received proceeds and realized a gain of approximately $25.9 million from the completion of the sale of its MDT subsidiary. After quarter-end, the Company received approximately $25 million in exchange for a convertible note to Kennilworth. In addition, the Company is seeking to arrange additional private financing and has announced a rights offering. The Company believes these actions will enable it to fund the transition to MR and GMR production. Future revenues, profitability and cash flows will depend upon the Company's ability to achieve qualification status with its customers, achievement of satisfactory production yields and successful execution of planned production ramps on its MR and GMR products. While the Company is devoting significant engineering and manufacturing resources to these efforts, there can be no assurance that the Company will realize satisfactory product and process development results. To the extent that the Company is unable to do so, there would be a continued material adverse effect on the Company's operating results and liquidity. This may require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment would have a material adverse affect on the Company's future operations and competitive position and ability to continue as a going concern.

      The Company continues to work with its customers to qualify on two MR head programs. After the end of the third fiscal quarter, the Company received initial production orders for delivery of 4.3 gigabyte per 3.5" disk heads in the fourth fiscal quarter and is currently ramping production while completing the final qualification requirements. The Company's liquidity and ability to fund its operating and capital expenditure requirements during fiscal 1999 are heavily dependent on its ability to receive qualification and begin volume production of the Company's MR and GMR head products on a timely basis. Although the Company has completed its plant capacity expansion and conversion of the Company's existing fabrication facilities to enable manufacturing of MR and GMR heads and is devoting substantial engineering and manufacturing resources to those efforts, there can be no assurances that the Company will receive qualification and achieve planned production levels on a timely basis. Additional fourth quarter fiscal 1999 planned financing arrangements are required in order to fund the Company through MR and GMR head production ramp up in the second half of calendar 1999. If the Company is unable to achieve any of the factors on which the second half of calendar 1999 liquidity depends on a timely basis and is unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern.

      The Company's effort to address Year 2000 issues began in 1997. In fiscal 1998, the Company spent $7.5 million to complete the implementation of a worldwide management information system that addresses the Year 2000 issue and also provides fully integrated manufacturing and financial capabilities. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Year 2000 compliance, 3) remediation of non-compliant hardware and software, 4) testing remediation of hardware and software and 5) certifying Year 2000 compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Inventory and assessment activities are estimated at approximately 85 percent complete. This data is continuously updated as new information becomes available and the Company expects this to continue. Overall remediation efforts are estimated at approximately 60 percent complete. Management believes that the remaining remediation efforts will be completed by September 1999. Based on the results of testing performed to date, the Company is confident that it is appropriately addressing the Year 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by us, but other customers of the vendors as well. Communication with customers and suppliers to determine the extent of their Year 2000 efforts is an integral part of the program. The Company is tracking the progress of its key suppliers toward their Year 2000 compliance. Sumitomo Corporation and Hutchinson Technology, Incorporated are critical suppliers of components. These suppliers have indicated that they will complete their Year 2000 compliance in the third calendar quarter of 1999. Sumitomo supplies wafer substrates for production and Hutchinson Technology, Incorporated supplies suspension assemblies. The Company has no means of ensuring that the Suppliers will be Year 2000 compliant. Costs for Year 2000 efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have significant effect on the Company's financial condition or results of operations. The Company believes it will not have significant exposure to Year 2000 issues and that the risk to its operations and financial condition is not significant.

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

      As a contingency plan related to information systems, the Company is in the process of developing internal operating procedures that would enable departments to function for a period of time until the primary system could be restored to operations. The Company anticipates that the worst case scenario would be the inability of water and power utilities and/or the inability of our key suppliers to deliver their products. A contingency plan is being developed to place a limited amount of finished goods as well as key supplier components on hand to enable the Company to continue its revenue generation, if this were to occur. The Company expects its contingency plan to be completed by September 30, 1999.

Certain Additional Business Factors
-----------------------------------

Technology Transitions
      The magnetic recording head industry has been characterized by rapidly changing technology, short product life cycles and price erosion, as recently experienced with the faster acceleration from inductive thin film to MR disk head technology. The Company estimates that the industry product life cycle is currently running as short as 9 to 12 months. The demand for greater data storage capacity requires disk drive and disk head manufacturers to continue to build greater performance into their respective products. There is no assurance that the Company's products will achieve such performance or that the Company will continue to qualify as a supplier for disk drive manufacturers' programs. During fiscal 1996 and 1997, the Company experienced increased customer demand and significant revenue growth and profitability. This success was due primarily to continued timely production ramps on a number of inductive thin film programs and continued successful transition to advanced inductive thin film disk head products as a result of achievement of profitable yields. During fiscal 1998, the Company experienced significant losses as it attempted to transition from inductive thin film to MR disk head technology. Fiscal 1999 will be another technology transition year for the Company as it works to achieve both MR and GMR qualifications. There can be no assurance that the Company will qualify for disk drive manufacturing programs or that it will not experience manufacturing and product quality problems in the future. The inability of the Company to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities that compete effectively on the basis of price and performance would have a material adverse affect on the Company's future operating results.

Fluctuations in Quarterly and Annual Operating Results
      The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and customer-specific materials are ordered on the basis of such purchase orders. As customer programs reach end of life, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company, on occasion, and as recently as the first quarter of fiscal 1998, experienced cancellations and rescheduling of orders and reductions in quantities ordered as customer requirements changed. Cancellations, rescheduling and reductions of orders resulted in under utilization of production capacity and had a material adverse effect on the Company's operating results for fiscal 1998. Fiscal 1999 operating results will continue to be impacted as the Company has reached end of life on its inductive thin film products and is now working with its customers to qualify on their MR and GMR disk head technology products. The Company's operating results have in the past been and likely will in the future be adversely affected during periods when production capacity is underutilized.

Dependence on Cyclical Hard Disk Drive Industry
      Personal computers and high-end computer applications such as network servers (Internet and Intranet), workstations and mainframes are driving the demand for greater storage capacity and performance. In addition, the market growth of laptop, notebook and sub-notebook computers has increased the demand for smaller form factor disk drives. As a result, the Company experienced significant customer demand for its advanced inductive thin film products during fiscal 1997. However, due to continued industry trends towards even greater storage capacity and performance, customer demand began to shift from inductive thin film product technology to MR technology. By the end of fiscal 1998, the Company's customers had discontinued development of new products based on inductive thin film disk head technology. MR and GMR disk heads, which generally permit greater storage capacities per disk and provide higher data transfer rates than inductive thin film disk heads, now represent the largest segments of the recording head industry. Demand for inductive thin film disk heads peaked during fiscal 1997. Fiscal 1998 was a year of significant technology transition, as the Company's customer demand went from predominantly inductive thin film to MR technology. Fiscal 1999 will see this trend continue as the Company's inductive thin film has reached end of life in the third fiscal quarter and the market is transitioning from MR to GMR products. The demand for recording heads in 1999 and 2000 is expected to be significantly lower than the demand for hard disk drives due to the decrease in the average number of heads and disks per drive.

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

Significant Capital Needs
      The recording disk head industry is capital intensive and requires significant expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. The Company believes that, in order to achieve its objectives, it will need significant additional resources over the next several years for capital expenditures, working capital and research and development. Capital expenditures for the nine months ended July 3, 1999 were $10.8 million. In addition, the Company leased $3.3 million of production equipment through operating leases during the same period. During fiscal 1999, the Company plans to spend approximately $20.0 million on capital expenditures, which includes operating lease commitments. The Company believes that it will be able to fund future expenditures from a combination of existing cash balances, existing credit facilities, and equipment lease financing arrangements along with the $25.0 million it received with the completion of the transaction with Kennilworth Partners II, LLP on July 14, 1999. In addition, the Company is seeking to arrange additional private financing and has announced a rights offering which will provide sufficient funding to support the transition to GMR production. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that such additional funds will be available to the Company or, if available, upon terms and conditions acceptable to the Company. If the Company were unable to obtain sufficient capital, it would need to curtail its operating and capital expenditures, which could have a material adverse affect on the Company's future operating results.

Short-Term Borrowings
      At July 3, 1999, the Company had approximately $59.3 million of short-term borrowings outstanding in floating rate demand loan facilities from banks in Malaysia, where it has substantial manufacturing operations. The facilities are callable on demand, have no termination date and are guaranteed by the Company. The loan facilities are used for the purchase of manufacturing equipment and for working capital purposes. While the Company has no reason to believe the loan facilities will be called, there is no assurance that the banks will continue to make this credit available.

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

      The Company believes that disk drive manufacturers that are not vertically integrated represent significant sales opportunities for the Company's disk head products. Moreover, the Company believes that certain vertically integrated companies will continue to rely on independent suppliers of disk heads as alternative sources of supply for individual disk drive programs.

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

Volatility of Stock Price
      The market price of the Company's Common Stock has been volatile, with daily closing market prices ranging from $4.00 to $33.25 per share during fiscal 1998 and ranging from $2.56 to $9.19 during the first nine months of fiscal 1999. The trading price of the Company's Common Stock has fluctuated in response to quarter-to-quarter operating results, industry conditions, awards of orders to the Company or its competitors, new product or product development announcements by the Company or its competitors, general market and economic conditions and other events or factors. In addition, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of technology companies independent of their individual operating results. The market price of the Company's Common Stock at any given time may be adversely affected by factors independent of the Company's operating results. The volatility of the stock price may reduce the ability of the Company to raise additional operating funds through equity offerings.

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

            27          Financial Data Schedules


      (b) Reports on Form 8-K.

          (i) On April 26, 1999, the Company filed a Current Report on Form 8-K dated April 9, 1999 reporting under item 5 that Magnetic Data Technologies, LLC, a Delaware limited liability company ("MDT"), completed a recapitalization in which, among other things, (i) MDT redeemed 220,458 Class A membership units of MDT from Applied Magnetics Corporation ("Applied") and 20,562,542 from DDCI, LLC, a Delaware limited liability company ("DDCI"), and (ii) MDT Holdings, LLC, a Delaware limited liability company (the "Buyer"), purchased 177,372 Class A membership units of MDT from Applied and 16,543,798 from DDCI. As a result of the recapitalization, the Buyer owns 89.3% of the outstanding Class A membership units of MDT and DDCI owns 10.17%. MDT is a leading provider of outsourced post-sales services to original equipment manufacturers of electronic components and systems.

          DDCI is a partially-owned subsidiary of Applied. Pursuant to the terms of DDCI's amended and restated operating agreement, Applied realized a gain of approximately $26 million on this transaction, consisting of $397,830 received from the redemption or purchase of membership units of MDT held directly by Applied and $25,543,620 received from DDCI. In addition to amounts already received by Applied, approximately $650,000 has been reserved for certain post-closing adjustments which may result in an increase or decrease in the gain realized by Applied.

          (ii) On June 2, 1999, the Company filed a Current Report on Form 8-K dated May 10, 1999 reporting under item 5 that on May 12, 1999, Applied Magnetics Corporation (the "Company") announced that it had entered into an Exchange Agreement, dated May 10, 1999, by and between the Company and Kennilworth Partners II, LP (the "Exchange Agreement"), pursuant to which through a private placement the Company will raise $25 million in cash through the issuance of a new convertible preferred stock (the "Preferred Stock"). Under the terms of the Exchange Agreement, the Company will exchange 6,000,000 shares of newly-issued common stock for $24 million principal amount of the Company's 7% Convertible Subordinated Debentures (the "Debentures"). The Company will then retire the Debentures. The Preferred Stock will carry a 14% dividend rate, payable initially in shares, and will be convertible into common shares at a fixed price of $5.375 per share.

          The Company also announced that it embarked upon a significant cost reduction program in order to realign expenses in response to reduced projections in revenue and cash flow from operations for the balance of the 1999 calendar year.

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


Dated: July 8, 1999            /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Corporate Controller
                               (Principal Accounting Officer)

                                EXHIBIT INDEX


  Exhibit
     No.    Description                                             Page
------------------------------------------------------------------------------


   11       Statement re computation of per share information.       26

   27       Financial Data Schedule                                  27

                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)

                                                    For the three  months ended    For the nine months ended
                                                        July 3,      July 4,         July 3,      July 4,
                                                    ---------------------------    -------------------------
                                                         1999         1998            1999         1998
                                                         ----         ----            ----         ----
Loss Per Share:
Loss from continuing operations                       $ (63,982)   $ (35,842)      $(197,066)   $(107,522)
Discontinued operations, net                             25,941         --            25,941         --
                                                      ---------    ---------       ---------    ---------
Net loss                                              $ (38,041)   $ (35,842)      $(171,125)   $(107,522)
                                                      =========    =========       =========    =========

Common shares outstanding                                41,427       23,968          33,378       23,917
                                                      =========    =========       =========    =========
Loss per common share:
Loss from continuing operations per common share      $   (1.55)   $   (1.50)      $   (5.91)    $($4.50)
Discontinued operations, net                               0.63         --              0.78         --
                                                      ---------    ---------       ---------    ---------
Loss per common share                                 $   (0.92)   $   (1.50)      $   (5.13)   $   (4.50)
                                                      =========    =========       =========    =========
Loss Per Common Share-Assuming Dilution:
Net loss before adjustment                            $ (38,041)   $ (35,842)      $(171,125)   $(107,522)
Add back subordinated debentures interest
Add back subordinated debentures amortization
Less tax impact
                                                      ---------    ---------       ---------    ---------
         Net loss as adjusted                         $ (38,041)   $ (35,842)      $(171,125)   $(107,522)
                                                      =========    =========       =========    =========
Shares
    Weighted average common shares outstanding           41,427       23,968          33,378       23,917
    Dilutive effect of stock options
    Assuming conversion of convertible subordinated
         debentures
                                                      ---------    ---------       ---------    ---------
    Common shares-assuming dilution                      41,427       23,968          33,378       23,917
                                                      =========    =========       =========    =========

Loss per common share assuming dilution:              $   (0.92)   $   (1.50)      $   (5.13)   $   (4.50)
                                                      =========    =========       =========    =========

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Loss per common share -assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period and as if the Company's Convertible Subordinated Debentures ("Convertible Debentures") were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the Convertible Debentures. Common shares equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for the periods presented.