Form 10-Q/A
period 1999-07-03
APPLIED MAGNETICS CORP
filed 1999-09-27
CIK 6948

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ..X.. No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock: 64,896,082 $.10 par value common stock as of September 22, 1999.





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


This Form 10-Q/A is being filed to properly reflect a charge for the writedown of assets of $9.8 million rather than $12.0 million, which was previously reported. The Company recorded a charge of $9.8 million in connection with the closure of its facility in Milpitas, California and workforce reduction in its Goleta, California headquarters, which were completed in May 1999. Of this amount, approximately $2.1 million was related to severance and related expenses and $7.7 million represents the unamortized book value of the assets at the Milpitas facility. The assets were primarily equipment under capital lease, which were taken out of service before quarter-end. The closure of the Milpitas facility and the workforce reduction in the Goleta location were part of a cost reduction program that was in response to the industry softness in demand for recording heads and in part due to the Company being late to market with certain key products.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                       For the three months ended           For the nine months ended
                                                          July 3,        July 4,               July 3,       July 4,
                                                       __________     __________             __________     __________
                                                           1999           1998                  1999          1998
                                                           ----           ----                  ----          ----
Net sales                                               $   5,320    $  33,579              $  36,839       $ 166,834
Cost of sales                                              22,920       35,514                 79,614         172,126
                                                        ---------    ---------              ---------       ---------
  Gross deficit                                           (17,600)      (1,935)               (42,775)         (5,292)
                                                        ---------    ---------              ---------       ---------
Research and development expenses                          25,108       30,513                 86,607          82,263
Selling, general and administrative expenses                1,861        1,504                  5,304           5,079
Writedown of assets and restructuring charges               9,774            -                 14,274           8,400
Amortization                                                4,240            -                  6,257               -
Purchase in-process technology                                  -            -                 28,700               -
                                                        ---------    ---------              ---------       ---------
Total operating expenses                                   40,983       32,017                141,142          95,742
                                                        ---------    ---------              ---------       ---------
Loss from operations                                      (58,583)     (33,952)              (183,917)       (101,034)

Interest income                                               163        1,326                  1,104           4,752
Interest expense                                           (3,414)      (3,285)               (10,306)         (9,577)
Other income (expense)                                         55          309                 (1,230)         (1,146)
                                                        ---------    ---------              ---------       ---------
Loss before taxes                                         (61,779)     (35,602)              (194,349)       (107,005)
Provision for income taxes                                      -          240                    514             517
Discontinued operations, net                               25,941            -                 25,941               -
                                                        ---------    ---------              ---------       ---------
Net loss                                                $ (35,838)   $ (35,842)             $(168,922)      $(107,522)
                                                        =========    =========              =========       =========
Net loss per share:
  Loss from continuing operations per common share      $   (1.50)   $   (1.50)             $   (5.84)      $   (4.50)
  Discontinued operations, net                               0.63            -                   0.78               -
                                                        =========    =========              =========       =========
  Loss per common share                                 $   (0.87)   $   (1.50)             $   (5.06)      $   (4.50)
                                                        =========    =========              =========       =========

  Loss per common share - assuming dilution             $   (0.87)   $   (1.50)             $   (5.06)      $   (4.50)
                                                        =========    =========              =========       =========
Weighted average number of common shares
outstanding:
   Common shares                                           41,427       23,968                 33,378          23,917
                                                        =========    =========              =========       =========
   Common shares - assuming dilution                       41,427       23,968                 33,378          23,917
                                                        =========    =========              =========       =========


The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                                 July 3,    October 3,
                                                         ----------   ----------
                                                            1999         1998
                                                            ----         ----
Current Assets:
  Cash and cash equivalents                              $   6,046    $  71,674
  Accounts receivable, net                                   1,223        7,291
  Inventories                                                1,773       13,054
  Prepaid expenses and other                                11,828       15,590
                                                         ---------    ---------
                                                            20,870      107,609
                                                         ---------    ---------
Property, plant and equipment, at cost                     367,356      365,469
Less-accumulated depreciation                             (209,310)    (188,022)
                                                         ---------    ---------
                                                           158,046      177,447
                                                         ---------    ---------
Cost in excess of net assets of business acquired, net      65,488            -
Other assets                                                12,385       14,462
                                                         ---------    ---------
                                                         $ 256,789    $ 299,518
                                                         =========    =========
          LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                      $   1,640    $   1,610
  Bank notes payable                                        59,268       58,468
  Accounts payable                                          21,235       16,409
  Accrued payroll and benefits                              10,514        8,070
  Other current liabilities                                 16,455        9,653
                                                         ---------    ---------
                                                           109,112       94,210
                                                         ---------    ---------
Long-term debt, net                                        115,371      116,767
                                                         ---------    ---------
Other liabilities                                            2,820        2,581
                                                         ---------    ---------
Shareholders' Investment:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding               -            -
  Common stock, $.10 par value, authorized 120,000,000
     shares, issued 41,557,887 at July 3, 1999 and
     24,103,294 shares at October 3, 1998                    4,156        2,410
  Paid-in capital                                          301,931      191,225
  Retained deficit                                        (274,987)    (106,065)
                                                         ---------    ---------
                                                            31,100       87,570
  Treasury stock, at cost (130,552 shares as of
    July 3, 1999 and 130,233 shares at October 3, 1998)     (1,581)      (1,577)
  Unearned restricted stock compensation                       (33)         (33)
                                                         ---------    ---------
                                                            29,486       85,960
                                                         ---------    ---------
                                                         $ 256,789    $ 299,518
                                                         =========    =========

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                 APPLIED MAGNETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)
                                                       For the nine months ended
                                                           July 3,     July 4,
                                                       ------------  -----------
                                                           1999         1998
                                                           ----         ----
Cash Flows from Operating Activities:
  Net loss                                              $(168,922)   $(107,522)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          38,644       33,749
    Loss on sale of assets                                    265            -
    Writedown of assets and restructuring charge           14,274        8,400
    Purchase in-process technology                         28,700            -
    Changes in assets and liabilities, net of effects
      from business merger:
        Accounts receivable, net                            6,716       46,099
        Inventories                                        11,396       30,979
        Prepaid expenses and other                          3,326          (99)
        Accounts payable                                   (6,238)     (33,421)
        Accrued payroll and benefits                        1,782       (2,132)
        Other assets and liabilities                       (1,637)      (1,181)
                                                        ---------    ---------
    Net cash flows used in operating activities           (71,694)     (25,128)
                                                        ---------    ---------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment              (10,750)     (33,208)
  Proceeds from sale of property, plant and
     equipment, net                                           401            -
  Purchase of business                                       (703)           -
  Notes receivable                                             87           88
                                                        ---------    ---------
    Net cash flows used in investing activities           (10,965)     (33,120)
                                                        ---------    ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of debt                          106,508      201,259
  Repayment of debt                                      (108,453)    (199,918)
  Proceeds from stock options exercised, net               18,950          578
                                                        ---------    ---------
    Net cash flows provided by financing activities        17,005        1,919
                                                        ---------    ---------
Effect of exchange rate changes on cash and cash
 equivalents                                                   26       (1,069)
                                                        ---------    ---------
Net decrease in cash and cash equivalents                 (65,628)     (57,398)
                                                        ---------    ---------
Cash and cash equivalents at beginning of period           71,674      162,302
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   6,046    $ 104,904
                                                        =========    =========
Supplemental Cash Flow Data:
Stock issued to purchase business                       $  93,498    $       -
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


Note B:  Inventories
--------------------

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs consist of purchased materials and services, direct production labor and manufacturing overhead expense. The components of inventory are as follows (in thousands):

                               July 3,          October 3,
                              --------          ----------
                                1999               1999
                                ----               ----

Purchased parts and
   manufacturing supplies    $    1,500         $    8,578
Work-in-process                     273              2,414
Finished goods                                       2,062
                             ----------         ----------
                                  1,773             13,054
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


      The Company recorded a $9.8 million charge in the third fiscal quarter of 1999 in connection with the closure of its facility in Milpitas, California and workforce reduction in its Goleta, California headquarters, which were completed in May 1999. Of this amount, approximately $2.1 million was related to severance and related expenses and $7.7 million represents the unamortized book value of the assets at the Milpitas facility. The assets were primarily equipment under capital lease, which were taken out of service before quarter-end. The closure of the Milpitas facility and the workforce reduction in the Goleta location were part of a cost reduction program that was in response to the industry softness in demand for recording heads and in part due to the Company being late to market with certain key products.


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


      On May 12, 1999, the Company embarked on a significant cost reduction program in order to realign expenses to respond to the reduced projections for revenue and cash flow from operations for the balance of calendar 1999. The change in forecast was partly due to the recent industry softness in demand for recording heads and in part due to the Company being late to market with its 4.3 gigabyte per 3.5" disk MR product. As a result, the Company reduced its California workforce by approximately 35% by closing its facility in Milpitas as well as making additional reductions at its headquarters in Goleta, California. Wafer development, which had been centered in the Milpitas facility, was consolidated into the Goleta location. The Company's results for the quarter ended July 3, 1999, included a charge of approximately $9.8 million in connection with the closure of the Milpitas facility and the workforce reductions in Goleta, California.

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


Purchased In-Process Technology Methodology
-------------------------------------------

The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable 6.4 GB, 8.5 GB and 10.2 GB per 3.5" GMR products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to their present value.


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

                               APPLIED MAGNETICS CORPORATION



Dated: ____________            /s/ Craig D. Crisman
                               ----------------------
                               Craig D. Crisman
                               Chairman of the Board and Chief Executive Officer
                               (Principal Financial Officer)


Dated: ____________            /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Corporate Controller
                               (Principal Accounting Officer)

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

                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)

                                                    For the three  months ended    For the nine months ended
                                                        July 3,      July 4,         July 3,      July 4,
                                                    ---------------------------    -------------------------
                                                         1999         1998            1999         1998
                                                         ----         ----            ----         ----
Loss Per Share:
Loss from continuing operations                       $ (61,779)   $ (35,842)      $(194,863)   $(107,522)
Discontinued operations, net                             25,941         --            25,941         --
                                                      ---------    ---------       ---------    ---------
Net loss                                              $ (35,838)   $ (35,842)      $(168,922)   $(107,522)
                                                      =========    =========       =========    =========

Common shares outstanding                                41,427       23,968          33,378       23,917
                                                      =========    =========       =========    =========
Loss per common share:
Loss from continuing operations per common share      $   (1.50)   $   (1.50)      $   (5.84)    $($4.50)
Discontinued operations, net                               0.63         --              0.78         --
                                                      ---------    ---------       ---------    ---------
Loss per common share                                 $   (0.87)   $   (1.50)      $   (5.06)   $   (4.50)
                                                      =========    =========       =========    =========
Loss Per Common Share-Assuming Dilution:
Net loss before adjustment                            $ (35,838)   $ (35,842)      $(168,922)   $(107,522)
Add back subordinated debentures interest
Add back subordinated debentures amortization
Less tax impact
                                                      ---------    ---------       ---------    ---------
         Net loss as adjusted                         $ (35,838)   $ (35,842)      $(168,922)   $(107,522)
                                                      =========    =========       =========    =========
Shares
    Weighted average common shares outstanding           41,427       23,968          33,378       23,917
    Dilutive effect of stock options
    Assuming conversion of convertible subordinated
         debentures
                                                      ---------    ---------       ---------    ---------
    Common shares-assuming dilution                      41,427       23,968          33,378       23,917
                                                      =========    =========       =========    =========

Loss per common share assuming dilution:              $   (0.87)   $   (1.50)      $   (5.06)   $   (4.50)
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