Form 10QSB
period 2000-12-30
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-01-13
CIK 6948

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended December 30, 2000.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______to_______

                            Commission File No.1-6635

                        INNOVATIVE MICRO TECHNOLOGY, INC.
                        ---------------------------------
                         (Name of small business issuer)

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

                  Registrant's telephone number: (805) 681-2800

                 Formerly Known as APPLIED MAGNETICS CORPORATION
         ---------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /__/ No /X/

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /__/ No /X*/

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 70,574,306 shares of $.10 par value common stock as of December 30, 2000.



* Securities to be distributed under the Company's Plan of Reorganization have not been distributed as of the filing date.

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Financial Statements
        --------------------

The unaudited financial statements included in this report have been prepared by Innovative Micro Technology, Inc. (the "Company" or "IMT") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001.

The following unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                      For the three months ended
                                                      December 30,   January 1,
                                                      ------------   ----------
                                                           2000         2000
                                                           ----         ----
Net sales
 MEMS and other                                       $      440     $        -
 Rental Income                                                 6              -
                                                      ------------   ----------
 Subtotal                                                    446              -
Cost of sales
  MEMS and Other                                           1,357              -
  Rental income                                               64              -
                                                      ------------   ----------
  Subtotal                                                 1,421              -
                                                      ------------   ----------
  Gross loss                                                (975)             -

Research and development expenses                            120              -
Selling, general and administrative expenses                 308              -
                                                      ------------   ----------

Total operating expenses                                     428              -
                                                      ------------   ----------

Loss from operations                                      (1,403)             -

Interest income                                                5              -
Interest expense                                            (344)        (3,406)
Gain on troubled debt restructuring bond conversion            -            882
                                                      ------------   ----------
 Other income (expense)                                     (339)        (2,524)

Reorganization Costs                                         426              -
                                                      ------------   ----------
Income (loss) from continuing operations                  (2,168)        (2,524)
Discontinued Operations, Net                                   -        (23,048)
                                                      ------------   ----------

Net loss                                              $   (2,168)    $  (25,572)
                                                      ============   ===========

Net loss per share:
   Loss from continuing operations per common share   $    (0.03)    $    (0.04)
   Discontinued operations, net                             0.00          (0.34)
                                                      ------------   ----------
   Loss per common share - basic and diluted          $    (0.03)    $    (0.38)
                                                      ============   ==========

Weighted average number of common shares outstanding:
   Common shares - basic and diluted                      70,444         66,976
                                                      ============   ===========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                            Balance Sheet - Unaudited
                 (In thousands except share and par value data)

                    ASSETS
                                                                          Dec 30,              Sept 30,
                                                                          -------              --------
                                                                            2000                2000
                                                                            ----                ----
Current Assets:
  Cash                                                               $         1,292      $         1,060
  Accounts receivable, net                                                       336                  183
  Other receivables                                                              213                1,413
  Prepaid expenses and other                                                     247                  164
                                                                        -------------        -------------
Total current assets                                                           2,088                2,820
                                                                        -------------        -------------
Property, plant and equipment, at cost                                        25,510               25,534
Less-accumulated depreciation                                                 (1,718)              (1,268)
                                                                        -------------        -------------
Total property, plant and equipment                                           23,792               24,266
                                                                        -------------        -------------

Other assets                                                                   5,783                5,826
                                                                        -------------        -------------
Total assets                                                         $        31,663      $        32,912
                                                                        =============        =============

          LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                                                      $           100      $           100
  Accounts payable                                                               278                  224
  Accrued payroll and benefits                                                   189                  129
  Accrued audit and legal                                                      2,143                1,737
  Other current liabilities                                                       92                  153
                                                                        -------------        -------------
Total current liabilities                                                      2,802                2,343
                                                                        -------------        -------------
Other liabilities                                                                  6                    -
                                                                        -------------        -------------

Liabilities subject to compromise under reorganization proceedings           314,420              313,966

Shareholders' deficiency:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding                                 -                    -
  Common stock, $.10 par value, authorized
    120,000,000 shares, issued 70,574,306 at
    December 30, 2000 and September 30, 2000                                   7,057                7,057
  Paid-in capital                                                            345,100              345,100
  Stock subscription receivable                                               (1,200)              (1,200)
  Accumulated deficit                                                       (634,941)            (632,773)
                                                                        -------------        -------------
                                                                            (283,984)            (281,816)

  Treasury stock, at cost (130,552 shares as of December 30, 2000
    and September 30, 2000)                                                   (1,581)              (1,581)
                                                                        -------------        -------------
Total shareholder's deficiency                                              (285,565)            (283,397)
                                                                        -------------        -------------
Total liabilities and shareholder's deficiency                       $        31,663      $        32,912
                                                                        =============        =============

The accompanying Selected Notes to Condensed Financial
Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                 For the three months ended
                                                              December 30,           January 1,
                                                              ------------           ----------
                                                                 2000                  2000
                                                                 ----                  ----
Cash Flows from Operating Activities:
  Net loss                                                  $   (2,168)           $   (25,572)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Loss from discontinued operations                                -                 23,048
    Gain on troubled debt restructuring bond conversion              -                   (882)
    Depreciation and amortization                                  450                      -
    Non-cash interest                                              344                  3,406
    Non-cash property taxes                                        110                      -
    Changes in assets and liabilities:
        Accounts receivable, net                                  (153)                     -
        Prepaid expenses and other                                 (83)                     -
        Other assets                                                43                      -
        Accounts payable                                            54                      -
        Accrued payroll and benefits                                60                      -
        Accrued audit and legal                                    406                      -
        Other current liability                                    (61)                     -
        Other liabilities                                            6                      -
----------------------------------------------------------------------------------------------
    Net cash flows used in continuing operations                  (992)                     -
    Net cash flows used in discontinued operations                   -                (20,250)
----------------------------------------------------------------------------------------------
    Net cash flows used in operating activities                   (992)               (20,250)
----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                       (12)                     -
  Proceeds from sale of fixed assets, net                        1,236                      -
----------------------------------------------------------------------------------------------
    Net cash flows provided by investing activities              1,224                      -
----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
----------------------------------------------------------------------------------------------
  Proceeds from issuance of debt                                     -                  7,625
  Proceeds from issuance of convertible debentures                   -                  5,000
  Expenses related to conversion of convertible debentures           -                   (190)
----------------------------------------------------------------------------------------------
    Net cash flows provided by continuing operations                 -                 12,435
----------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                    232                 (7,815)
----------------------------------------------------------------------------------------------
Cash at beginning of period                                      1,060                  8,731
----------------------------------------------------------------------------------------------
Cash at end of period                                       $    1,292            $       916
----------------------------------------------------------------------------------------------

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                               (December 30, 2000)

Note A: Basis of Presentation
-----------------------------

       The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.2 million for the quarter ended December 30, 2000. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

Note B: Chapter 11 Reorganization
---------------------------------

       The Company filed a petition for Chapter 11 Reorganization with the U.S Bankruptcy Court on January 7, 2000. The Company has re-organized its operations from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro-electro-mechanical systems ("MEMS") operating in a number of industry segments. The Company's Reorganization Plan became effective on November 16, 2001 ("Effective Date"). The Company will adopt the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company will be allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Company's reorganization plan (the "Plan"), the Company will convert approximately $185 million of debt discharge and $131 million of trade credit and operating leases to equity in the reorganized entity. This debt conversion allowed the Company to significantly improve its balance sheet.

       The  Company  used  the  Chapter  11  Reorganization  to  reposition  its operations into the MEMS business. MEMS is an acronym for micro-electro-mechanical system, and MEMS devices are sometimes referred to as "micromachines." MEMS devices were first developed in the late 1970s and early 1980s. Generally speaking, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered owing to the large number of devices that can be made on a single wafer.

       Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems which today are built using conventional techniques could be made using MEMS. Examples of this include electromagnetic relays. In addition, many electrical systems may be replaced by MEMS. An example of this is optical fiber switching, used in telecommunications. In the future, it is possible that it can be done mechanically using MEMS. Another example is components for wireless communication technology. High-Q inductors, variable capacitors and transmit/receive switches could be replaced by MEMS devices at lower cost, using less space and providing higher performance. The Company fabricates MEMS products on a six-inch silicon wafer, which depending upon the size of the individual part, is cut into multiple finished parts referred to as dies.

       The Company's MEMS Business operations commenced in February 2000. From that point the Company focused on establishing and growing the MEMS Business. Initial employees were hired to provide key services needed to start up facilities, plan equipment requirements, develop business plans, and seek out new customers. By March 2000, IMT was servicing its first MEMS customer in the telecommunications business.

       The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of unneeded space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive, and both provide service to outside customers using the portion of their capacity that exceeds Company needs. The Company has approximately 51,000 square feet of building space available to lease. As of December 30, 2000 approximately 3,000 square feet were under long-term lease arrangements.


Note C:  Significant Accounting Policies and New Accounting Pronouncements
--------------------------------------------------------------------------

       USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

       DISCONTINUED OPERATIONS: In January 2000, the Company developed plans to discontinue its core business of manufacturing magnetic recording heads for hard disk drives used in computer applications. After the Company filed for Chapter 11, plans were developed and approved by the creditor's committee to retain and use the assets based in the United States for the manufacture of MEMS. The MEMS business allows use of the manufacturing facility, many of the manufacturing techniques, and the skills of its employees obtained while manufacturing magnetic recording heads in the past. The Company recorded a charge for discontinued operations of $23 million in the first fiscal quarter of 2000. Discontinued operations included approximately $7.6 million of revenue and $30.6 million of expenses associated with the Company's former business of the manufacture of components for the disk drive industry.

       DEPRECIATION AND AMORTIZATION POLICIES: Property, plant and equipment are accounted for on a historical cost basis and are depreciated or amortized over their estimated useful lives using the straight-line method except for leasehold improvements which are amortized over the shorter of the estimated useful life or the life of the lease.

         Estimated useful lives are as follows:

                                                          Average Useful Life
                                                          -------------------
     Buildings                                                  25 Years
     Manufacturing equipment                                 3 - 5 Years
     Other equipment                                         1 - 5 Years
     Building improvements                                      10 Years

       LONG-LIVED ASSETS: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may exceed the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

       The Company wrote all assets down to fair market value as of the end of fiscal 1999 based on impairment tests performed, as described above.

       REORGANIZATION COSTS: Expenditures directly related to the Chapter 11 filing are classified as reorganization costs and were expensed as incurred. These expenses primarily consist of professional fees.

       INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value.

       REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight
Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first fiscal quarter of 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

       A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

       FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise are recorded at their historical value, however, the liabilities will not be settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest.

       NET LOSS PER COMMON SHARE: Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would, therefore, be excluded from the computation of diluted loss per share. In fiscal years 2001 and 2000, all outstanding stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the quarter ended January 1, 2000, options to purchase approximately 3.8 million shares of common stock at prices ranging from $1.90 to $43.13 and warrants to purchase 1.5 million shares of common stock at the lower of (i) the current market price on the vesting date, as defined, or (ii) $7.00, subject to adjustments defined in the agreement were excluded from the computation of diluted loss per share because they would have been anti-dilutive. The computation also excludes the effect of Convertible Debentures representing approximately 58.1 million common shares due to their anti-dilutive effect. All of these securities were canceled or are no longer convertible due to the bankruptcy which occurred on January 7, 2000.

       RESEARCH AND DEVELOPMENT EXPENSES: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

       INCOME TAXES: Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not. Temporary differences result primarily from accrued liabilities, valuation allowances, depreciation and amortization, and state franchise taxes. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable. A valuation allowance has been recorded for all deferred tax assets, because the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

Recent Accounting Pronouncements
--------------------------------

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective October 1, 2000. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

       During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company will implement SFAS 142 beginning in its fiscal year 2003 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

       In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 144 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

       In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the Financial Accounting Standards Board. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company is currently evaluating the provisions of SFAS 145 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

       In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF issue 94-3 was issued by the Financial Accounting Standards Board. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company is currently evaluating the provisions of SFAS 146, but does not expect a material impact on its financials position or results of operations.

Note D: Liabilities subject to compromise under reorganization proceedings:
---------------------------------------------------------------------------

       Certain obligations of the Company, which were in existence as of the bankruptcy petition filing date, were stayed under the federal bankruptcy laws and were not paid while the Company operated as a debtor in possession. These claims are reflected in the accompanying balance sheet as of December 30, 2000 and September 30, 2000. The unsecured liabilities subject to compromise were satisfied through the confirmation of the Reorganization Plan and will be converted to equity through the issuance of the Company's common stock.



Liabilities subject to compromise under reorganization proceedings consist of (in thousands):
                                                As of                 As of
                                            ---------------       -------------
                                             December 30,         September 30,
                                                  2000                 2000

Secured Liabilities:

Property Mortgage                          $      9,292          $      8,947
Property taxes                                    1,369                 1,260
                                             -----------           ------------
                                                 10,661                10,207
Unsecured Liabilities:

Accounts payable trade                           10,661                10,661
Borrowings outstanding under:
         Offshore guaranteed bank loans          59,961                59,961
Accounts payable offshore subsidiary             45,582                45,582
7% convertible subordinated debentures           87,891                87,891
14% convertible debenture                        24,711                24,711
2% convertible debenture                         12,262                12,262
Operating leases                                 55,217                55,217
Other accrued expenses                            7,474                 7,474
                                             -----------           -----------
                                                303,759               303,759

                                           $    314,420          $     313,966
                                             ===========           =============

Note E: Segments of Business:
-----------------------------

Indicated below is the information required to comply with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, "operating segments" are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

       The  Company  has  four  reportable  operating  segments:  Micro  electro mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die's technology permits high-precision manufacturing of tooling for its customers. Insight Analytical's laboratory equipment provides services that identify information as to dimension, material makeup, and material crystal properties of a customer's sample. The Company has approximately 51,000 square feet of building space available to lease. As of December 30, 2000, approximately 3,000 square feet were under long- term lease arrangements and reported as rental income.

       The Company's management evaluates performance of each segment primarily on the net sales and gross profit (loss). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Research and development and general and administrative expenses are not allocated to and/or among the segments.

       The following table represents net sales, gross profit (loss) and long lived assets by segment (in thousands):

($000's)                               Santa Barbara  Insight     Rental
                                MEMS   Tool and Die   Analytical  Income            Total
                        ---------------------------------------------------------------------
Three months ended
December 30, 2000
Net sales                  $     202   $        156   $       82  $       6   $      446
                        =====================================================================
Intercompany sales         $       6   $         11   $       75  $       -
                        =====================================================================
Gross profit (loss)        $    (993)  $         (2)  $       78  $     (58)  $     (975)
                        =====================================================================
Long Lived Assets          $  20,557   $        112   $      259  $   2,864   $   23,792
                        =====================================================================

The comparison quarter ending January 1, 2000 is reported as discontinued operations.

There were no significant purchases of property plant and equipment in the first fiscal quarter of 2001.

The Company did not have any sales outside of the United States for the fiscal quarter ending December 30, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

       STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. ALL OF THE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN AND DIFFICULT TO PREDICT. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "RISK FACTORS AFFECTING OUR BUSINESS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S ABILITY TO MAKE THE TRANSITION TO VOLUME PRODUCTION OF MEMS PRODUCTS; THE COMPANY'S HISTORY OF LOSSES AND BANKRUPTCY; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL; CHANGING TECHNOLOGY; COMPETITION; THE COMPANY'S ABILITY TO PROTECT INTELLECTUAL PROPERTY, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS; LACK OF AN ACTIVE TRADING MARKET; RISKS RELATED TO INTERNATIONAL TRANSACTIONS; ENVIRONMENTAL LAWS AND REGULATIONS, SUPPLIES OF RAW MATERIALS; ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CHARTER AND DELAWARE LAW; AND GENERAL ECONOMIC AND POLITICAL UNCERTAINTY.

       The Company filed a petition for Chapter 11 Reorganization with the U.S Bankruptcy Court on January 7, 2000. The Company has re-organized its operations from a manufacturer of magnetic recording heads solely for the disk drive industry to a manufacturer of MEMS operating in a number of industry segments. The Company's customers operate in the personal security, telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries and it seeks to broaden into the wireless communication industry. The Company's Reorganization Plan became effective on November 16, 2001 ("Effective Date"). The Company will adopt the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company will be allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Company's reorganization plan (the "Plan"), the Company will convert approximately $185 million of debt discharge and $131 million of trade credit and operating leases to equity in the reorganized entity.

       The Company has three additional lines of business, which are: Santa Barbara Tool and Die, a machine, model and die shop, Insight Analytical, an analytical lab, and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company, in that their services are used to make the core business more competitive, and both use their capacity that exceeds Company needs to provide services to outside customers.

       The Company incurred operating losses in the first fiscal quarter of 2001. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development, which includes a personal security device. The sales for the first fiscal quarter of 2001 were predominantly from Santa Barbara Tool & Die, the development of the personal security device and Insight Analytical. The personal security device is targeted for use in the personal computer market and the device would be integrated into the keyboard. This product is our customer's proprietary design. The current level of sales cannot absorb fixed costs of operating the Company's 30,000 sq. ft. wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

Critical Accounting Policies
----------------------------

       Application of our accounting policies require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts would be reported if the assumptions and estimates changed. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

       GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.2 million for the quarter ended December 30, 2000. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

       REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight
Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first fiscal quarter of 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

       A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal at the option of the tenants.

       LONG-LIVED ASSETS: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying value may exceed the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

       The Company wrote all assets down to fair market value as of the end of fiscal 1999 based on impairment tests performed, as described above.

       FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise are recorded at their historical value, however, the liabilities will not be settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest.

Recent Accounting Pronouncements
--------------------------------

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective October 1, 2000. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

       During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company will implement SFAS 142 beginning in its fiscal year 2003 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

       In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 144 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

       In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the Financial Accounting Standards Board. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company is currently evaluating the provisions of SFAS 145 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

       In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF issue 94-3, was issued by the Financial Accounting Standards Board. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company is currently evaluating the provisions of SFAS 146, but does not expect a material impact on its financials position or results of operations.

Three Months Ended December 30, 2000
------------------------------------

NET SALES. Net sales were $0.4 million in the first quarter of fiscal 2001. The sales were made up of $0.2 million from Santa Barbara Tool and Die, $0.1 million of MEMS and $0.1 million from Insight Analytical. The Company filed a petition for Chapter 11 at the beginning of its second fiscal quarter of 2000 and the prior business of manufacturing magnetic recording heads is reported as discontinued operations.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 218.6% or $1.0 million for the first quarter of fiscal 2001. The MEMS portion of the business had a gross loss of $1.0 million, leasing of excess space to tenants incurred a $0.1 million loss, Insight Analytical generated a $0.1 million gross profit and Santa Barbara Tool and Die had a zero gross profit. The Company's previous business of manufacturing magnetic recording heads for the disk drive industry was recorded as discontinued operations. The gross loss for the first fiscal quarter of 2001 was primarily due to the under-absorbed fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense, as a percentage of net sales, was 26.9% for the first quarter of fiscal 2001. R&D expense primarily results from development of an electro-magnetic optical switch for use in the telecommunications market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percentage of net sales was 69.1% for the first quarter of fiscal 2001. Expense in dollars was $0.3 million for the first quarter of fiscal 2001. This amount includes $0.1 million of expenses related to the Hollister property, which the Company is planning to sell.

INTEREST EXPENSE. Interest expense was $0.3 million for the first quarter of fiscal 2001 compared to $3.4 million for the first quarter of fiscal 2000. The decrease from fiscal 2000 is predominantly due to the interest expense associated with the Company's unsecured debt that was extinguished when the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000.

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing. These costs were $0.4 million for the first fiscal quarter of 2001.


Liquidity and Capital Resources
-------------------------------

       At December 30, 2000, the Company's cash increased to $1.3 million from $1.1 million at September 30, 2000. The primary source of cash during this period was $1.2 million of proceeds from the sale of the Company's excess equipment. This source of cash was primarily offset by the net use of cash for operating activities of $1.0 million.

       The Company has an other receivable of $0.2 million as of December 30, 2000 that is related to the sale of its excess equipment.

       In the first quarter of fiscal 2000, $5.0 million of 7% convertible subordinated debentures due in March 2006 with an adjusted common stock conversion price of $16.15 were converted to $2.0 million of 2% convertible debentures due in September 2004 with a common stock conversion price of $1.00. The transaction was treated as a troubled debt restructuring under FAS 15 "Accounting for Debtors and Creditors for Troubled Debt Restructurings." The fair value of the conversion feature of the newly issued debt was calculated as $1.9 million using the Black-Scholes option pricing model; assuming a 5.8% risk-free interest rate, anticipated volatility of 200%, expected life of 5 years and zero dividend yield. The $1.9 million was recorded as paid-in capital. A gain of $0.9 million was recorded on the exchange. The gain had an impact of $.01 on earnings per share for the first quarter of fiscal 2000.

       The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2001 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of the factors on which the fiscal 2001 liquidity depends on a timely basis and are unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition, competitive position and ability to continue as a going concern.

       The Company completed an equity financing transaction with a strategic investor on August 2, 2002 for $5 million in cash. The Company issued to the investor 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is convertible into 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty six months and is convertible into 700,000 shares of common stock at a price of $7.29 per share. The Company expects the $5 million investment to provide the cash required to fund the Company's working capital needs through the first quarter of fiscal 2003. The Company is currently investigating accounts receivable financing opportunities, but cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be favorable to the Company.

Risk Factors Affecting the Company's Business
---------------------------------------------

       IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION, COMPETITIVE POSITION AND ABILITY TO CONTINUE AS A GOING CONCERN AND TO CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

       THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

       The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.2 million for the quarter ended December 30, 2000. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all.

       CAPITAL NEEDS.

       The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had no purchases of property, plant and equipment in the first fiscal quarter of 2001.

During fiscal 2002, the Company plans to purchase or enter into lease financing for approximately $0.5 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry.

       THE COMPANY HAS HIGH FIXED COSTS AND EXCESS CAPACITY DUE TO THE CURRENT LOW PRODUCTION VOLUMES.

       The fixed costs of operating and maintaining the Company's wafer fabrication facility and other elements of its production capacity are high. Most of its current production consists of prototypes and new product development. These are low-volume projects, which leave the Company's facilities underutilized and cannot absorb the fixed costs. As a result the Company experiences operating losses. The company plans to shift from low-volume prototype and development orders to high-volume production for its customers as their development programs mature into production contracts, which will make fuller use of its excess capacity. However, making this shift depends on the success of the Company's engineers in developing efficient high-volume production technology, the success of its customers in developing marketable uses for its MEMS technology, and the general growth and acceptance of MEMS technology. If the Company cannot successfully make the transition to high-volume production, it will continue to experience losses and suffer material harm to its operating results and liquidity.

       TECHNOLOGICAL CHANGES.

       The MEMS business has been characterized by rapidly changing technology. The demand for greater capability will cause competitors to continue to build greater performance into their respective products. There can be no assurance that the Company's products will achieve such performance. There can be no assurance that the Company will not experience manufacturing and product quality problems in the future. The Company's future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities to compete effectively on the basis of price and performance.

       COMPETITION.

       The Company competes with other independent MEMS manufacturers, with large integrated circuit manufacturers, and with captive Wafer Fabs owned by vertically integrated MEMS users. Many of these competitors are larger than the Company and have greater financial resources. If the Company is unable to equal or surpass its competitors in the area of price, performance, quality or customer responsiveness, then the business will be unsuccessful.

       THE COMPANY'S SUCCESS DEPENDS IN PART UPON THE ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY.

       The Company's success depends in large part upon its proprietary technology. The Company relies on a combination of patents, trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect its intellectual property rights. The Company's patents may be successfully challenged or may not provide it with the intended competitive advantages. Important technology developed by the Company may not be patentable. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that is regarded as proprietary. Policing unauthorized use of the Company's proprietary technology is difficult. In addition, the laws of some foreign countries do not protect these proprietary rights to as great an extent as do the laws of the United States. The Company's means of protecting its proprietary rights may not be adequate and its competitors may independently develop similar technology, duplicate its products, or design around its proprietary intellectual property.

       The Company may face costly damages or litigation costs if a third party claims that the Company infringed on its intellectual property. Advanced technology products such as the Company's are increasingly subject to third-party infringement claims. In addition, former employers of the Company's current and future employees may assert that its employees have disclosed confidential or proprietary information to the Company. Any of these claims even if they are without merit, could be expensive and time consuming to defend.

       In addition, intellectual property claims against the Company, with or without merit, could require it to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could seriously harm its business. A successful claim of infringement against the Company or its failure or inability to license the infringed or similar technology could adversely affect its business because the Company would not be able to sell the affected product without redeveloping the product or its manufacturing process, incurring significant additional expenses.

       FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

       The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled on the basis of such purchase orders. Because the market for MEMS products is new, and the Company is constantly introducing new designs ordered by customers, the sales cycles are long and unpredictable. The sales cycle for the Company's products typically ranges from three to six months. Moreover, as customer programs mature, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company's future operating results. In particular, in the past the Company's operating results have been adversely affected when production capacity is underutilized, and will likely be so affected in the future.

       PLANT EXCESS CAPACITY.

       The Company has a 6-inch wafer fabrication facility that has 30,000 square feet of fully facilitized manufacturing space. At the current level of customer orders this facility is underutilized and the associated depreciation and utilities expenses are underabsorbed. The Company is working with customers on development programs that are expected to mature into production contracts, which will more fully utilize its plant capacity. However, these contracts may never materialize and the plant underutilization could continue to cause an adverse affect on the Company's operating results.

       THE COMPANY'S COMMON STOCK MAY BE ILLIQUID AND SUFFER FROM PRICE VOLATILITY BECAUSE IT HAS NOT BEEN PUBLICLY TRADED.

       There has not been a public market for the Company's common stock since January, 2000. The Company's outstanding common stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market or quotation on the Nasdaq. The company intends to apply for listing of its common stock, but there can be no assurance it will be successful. Even if listed, it is likely that the stock will initially be thinly traded and the Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. A thin trading market in the Company's stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

       INTERNATIONAL SALES IN THE FUTURE COULD EXPOSE THE COMPANY TO RISK.

       The Company plans to sell its products to foreign customers and expects this to be an important part of its future business. Accordingly, the Company will face risks inherent in conducting business internationally, such as:

          .     difficulties  in  collecting   accounts  receivable  and  longer
                collection periods;

          .     seasonal business activity in certain parts of the world;

          .     potentially adverse tax consequences;

          .     fluctuations in currency exchange rates;

          .     political and economic instability; and

          .     trade barriers.

       Any of these factors could seriously harm the Company's international operations and, consequently, business.

       ENVIRONMENTAL LAWS AND REGULATIONS.

       The Company's manufacturing processes employ hazardous substances and are subject to regulation pursuant to various federal and state laws governing the environment. In the past, the Company has been subject to claims by government agencies and individuals related to disposal of hazardous materials. These matters have largely been resolved and the Company believes it conducts its business in a manner that complies with environmental laws and regulations. Nevertheless, material environmental claims could arise in the future, which could have a material adverse effect on the Company.

       INTERRUPTIONS IN THE COMPANY'S SUPPLY OF RAW MATERIALS COULD ADVERSELY AFFECT ITS BUSINESS.

       The Company's operations require raw materials that meet exacting standards. The Company generally has multiple sources of supply for its raw materials; however, only a limited number of suppliers are capable of delivering certain raw materials that meet its standards. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, and gases. In addition, any transportation problems could delay the Company's receipt of raw materials. Although raw materials shortages or transportation problems have not interrupted its operations in the past, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If the Company's supply of raw materials is interrupted or its lead times extended, then its cash flow would be reduced, orders may be cancelled or diverted to competitors, and its business would suffer significant harm.

       THE COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS COULD DELAY OR PREVENT AN ACQUISITION OR SALE OF THE COMPANY.

       The Company's Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. This gives the Board of Directors the ability to deter, discourage or make more difficult a change in control of the Company, even if such a change in control would be in the interest of a significant number of our stockholders or if such a change in control would provide its stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock.

       The Company's Amended and Restated Bylaws contain other provisions that could have an anti-takeover effect, including the following:

          .     only one of the three classes of directors is elected each year;

          .     stockholders have limited ability to remove directors;

          .     stockholders cannot call a special meeting of stockholders; and

          . stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

       ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW COULD DELAY OR PREVENT AN ACQUISITION OF THE COMPANY.

       The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for the Company's common stock or preventing changes in its management.

       CURRENT ECONOMIC AND POLITICAL UNCERTAINTIES MAY HARM THE COMPANY'S BUSINESS.

       Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause significant disruptions to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on advanced technology, or the Company's inability to effectively market, manufacture or ship its products, its business, results of operations and financial conditions could suffer harm. In addition, the Company's ability to raise capital for purposes of research and development, capital expenditures and ongoing operations depends on access to financing. During times of adverse global economic and political conditions, general investor confidence could decrease and make it more difficult for the Company to find potential investors. If the Company does not have access to financing, it could be unable to fund operations, invest in capital expenditures and fully carry out its research and development efforts, which could adversely affect the business, results of operations and financial conditions.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K on December 27, 2000 reporting under item 4 that on December 4, 2000, Arthur Andersen LLP resigned as auditors of the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INNOVATIVE MICRO TECHNOLOGY, INC.



Dated: January 10, 2003        /s/ John S. Foster
                               ------------------
                               John S. Foster
                               Chairman of the Board and Chief Executive Officer


Dated: January 10, 2003        /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Chief Financial Officer
                               (Principal Accounting Officer)