Form 10QSB
period 2001-03-30
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-01-13
CIK 6948

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended March 30, 2002.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /__/ No /X*/

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 4,500,000 shares of $.0001 par value common stock as of March 30, 2002.



* Securities to be distributed under the Company's Plan of Reorganization have not been distributed as of the filing date.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
        --------------------

The unaudited financial statements included in this report have been prepared by Innovative Micro Technology, Inc. (the "Company" or "IMT") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001.

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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                      Successor Co.  Predecessor Co. Successor Co.  Predecessor Co. Predecessor Co.
                                                      Three Months   Three Months    Four Months     Two Months       Six Months
                                                         Ended          Ended          Ended           Ended            Ended
                                                       March 30,      March 31,       March 30,     November 24,      March 31,
                                                       ------------   -------------  ------------  --------------  --------------
                                                          2002           2001           2002          2001              2001
                                                          ----           ----           ----          ----              ----
Net sales
 MEMS and other                                       $       677    $       719    $    1,037    $      606   $      1,159
 Rental Income                                                128             11           171            86             17
                                                       ------------   -------------  ------------  --------------  --------------
 Subtotal                                                     805            730         1,208           692          1,176
Cost of sales
 MEMS and Other (including stock-based compensation of
$95 and $142 for the periods ending March 30, 2002)         1,512          1,513         2,040           962          2,870
  Rental income                                                32             53            45             6            117
                                                       ------------   -------------  ------------  --------------  --------------
  Subtotal                                                  1,544          1,566         2,085           968          2,987
  Gross loss                                                 (739)          (836)         (877)         (276)        (1,811)
                                                       ------------   -------------  ------------  --------------  --------------

Research and development expenses (including stock-based
     compensation of $79 and $119 for the periods
     ending March 30, 2002)                                   238            102           328            90            222

Selling, general and administrative expenses (including
      stock-based compensation of $139 and $208 for the periods
      ending March 30, 2002)                                  563            424           809           245            732

Total operating expenses                                      801            526         1,137           335            954
                                                       ------------   -------------  ------------  --------------  --------------

Loss from operations                                       (1,540)        (1,362)       (2,014)         (611)        (2,765)

Interest income                                                 6             12             9             3             17
Interest expense                                             (617)          (372)         (897)         (329)          (716)
Other income                                                    -              -             -           177              -
                                                       ------------   -------------  ------------  --------------  --------------
 Other income (expense)                                      (611)          (360)         (888)         (149)          (699)

Reorganization Costs                                          164            565           237           474            991
                                                       ------------   -------------  ------------  --------------  --------------
Net loss                                              $    (2,315)   $    (2,287)   $   (3,139)   $   (1,234)  $     (4,455)
                                                       ============   ============   ============  ===========     ==============
Net loss per share:
   Loss per common share - basic and diluted          $     (0.51)   $     (0.03)   $    (0.70)   $    (0.02)  $      (0.06)
                                                       ============   ============   ============  ===========     ==============
Weighted average number of common shares outstanding:
   Common shares - basic and diluted                        4,500         70,444         4,500        70,444         70,444
                                                       ============   ============   ============  ===========     ==============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                            Balance Sheet - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                                     Successor Co.           Predecessor Co.
                                                               March 30,                    Sept 29,
                                                              -------------            ----------------
                                                                  2002                       2001
                                                                  ----                       ----
Current Assets:
  Cash                                                      $        1,298             $         1,697
  Accounts receivable, net                                             574                         733
  Other receivables                                                    177                           -
  Inventories                                                          857                         454
  Prepaid expenses and other                                           295                         299
                                                              -------------              --------------
Total current assets                                                 3,201                       3,183
                                                              -------------              --------------
Property, plant and equipment, at cost                              20,164                      21,181
Less-accumulated depreciation                                         (335)                     (1,215)
                                                              -------------              --------------
Total property, plant and equipment                                 19,829                      19,966
                                                              -------------              --------------
Other assets                                                         6,263                       6,206
                                                              -------------              --------------
Total assets                                                $       29,293             $        29,355
                                                              =============              ==============
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt                         $        4,325             $         2,000
  Accounts payable                                                     458                         518
  Accrued payroll and benefits                                         242                         207
  Accrued audit and legal                                              111                       3,897
  Deferred revenue                                                     968                         784
  Other current liabilities                                            545                          91
                                                              -------------              --------------
Total current liabilities                                            6,649                       7,497
                                                              -------------              --------------
Long-term debt, net                                                 15,884                           -
                                                              -------------              --------------
Other liabilities                                                      174                         174
                                                              -------------              --------------

Liabilities subject to compromise under reorganization proceedings       -                     315,709

Shareholders' Equity (Deficiency):
  Predecessor preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued at September 29, 2001
  Predecessor common stock, $.10 par value, authorized
    120,000,000 shares, issued 70,574,306 at
   September 29, 2001                                                                            7,057
  Successor preferred stock, $.0001 par value, authorized
     2,500,000 shares, none issued at March 30, 2002
  Successor common stock, $.0001 par value, authorized
    25,000,000 shares, none issued at March 30, 2002                     -
  Paid-in capital                                                   11,756                     345,100
  Accumulated deficit                                               (3,139)                   (644,601)
                                                              -------------              --------------
                                                                     8,617                    (292,444)

  Treasury stock, at cost (130,552 shares as of September 29, 2001
    and none at March 30, 2002)                                          -                      (1,581)
  Unearned restricted stock compensation                            (2,031)                          -
                                                              -------------              --------------
Total shareholder's equity (deficiency)                              6,586                    (294,025)
                                                              -------------              --------------
Total liabilities and shareholder's equity (deficiency)     $       29,293             $        29,355
                                                              =============              ==============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed balance sheets.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                           Successor Co.      Predecessor Co.     Predecessor Co.
                                                            Four Months         Two Months          Six Months
                                                              Ended               Ended               Ended
                                                            March 30,         November 24,          March 31,
                                                            -----------        --------------     --------------
                                                               2002               2001                  2001
                                                               ----               ----                  ----
Cash Flows from Operating Activities:
  Net loss                                                $     (3,139)      $     (1,234)        $     (4,455)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                  334                173                  900
    Employee restricted stock amortization                         469                  -                    -
    Amortization of loan costs                                      53                 39                    -
    Gain on sale of assets                                           -                  -                  (29)
    Non-cash interest                                                -                232                  712
    Non-cash property taxes                                          -                  -                  220
    Changes in assets and liabilities:
        Accounts receivable, net                                   240               (258)                (265)
        Inventories                                               (448)                45                  (65)
        Prepaid expenses and other                                (108)               (12)                 (70)
        Other assets                                               277                 59                   (2)
        Accounts payable                                          (598)               146                   52
        Accrued expenses                                            (3)                38                   31
        Accrued audit and legal                                    101                378                  961
        Deferred revenue                                           359               (175)                (121)
        Other current liability                                   (104)                68                  114
        Other liabilities                                            -                  -                  174
                                                            -----------        -----------          -----------
    Net cash flows used in operating activities                 (2,567)              (501)              (1,843)
                                                            -----------        -----------          -----------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                      (273)               (97)                 (80)
  Proceeds from sale of fixed assets, net                            -                  -                1,539
                                                            -----------        -----------          -----------
    Net cash flows (used in) provided by investing activities     (273)               (97)               1,459
                                                            -----------        -----------          -----------

Cash Flows from Financing Activities:
  Repayment of note payable                                                                               (100)
  Proceeds from issuance of debt                                 3,400                  -                    -
  Debt issuance costs                                             (361)                 -                    -
                                                            -----------        -----------          -----------
    Net cash flows provided by (used in) financing activities    3,039                  -                 (100)
                                                            -----------        -----------          -----------

Net increase (decrease) in cash                                    199               (598)                (484)
                                                            -----------        -----------          -----------
Cash at beginning of period                                      1,099              1,697                1,060
                                                            -----------        -----------          -----------
Cash at end of period                                     $      1,298       $      1,099         $        576
                                                            ===========        ===========          ===========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                                (March 30, 2002)

Note A: Basis of Presentation
-----------------------------

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.3 million for the quarter ended March 30, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

Note B: Chapter 11 Reorganization
---------------------------------

         The Company filed a petition for Chapter 11 Reorganization with the U.S Bankruptcy Court on January 7, 2000. The Company has re-organized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro-electro-mechanical systems ("MEMS") operating in a number of industry segments. The Company's Reorganization Plan became effective on November 16, 2001 ("Effective Date"). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets". As provided for under the Company's reorganization plan (the "Plan"), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company has initiated the process for issuance of the common stock and warrants pursuant to the Plan, however it will not perform the actual distribution until the Company is current with all of its Securities and Exchange Commission filings. The Company anticipates that the filings will be current by the end of January 2003.

         The  results  of   operations  and cash flows for the two months  ended
November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the four months ended March 30, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings
(referred to as "Successor Company") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the four months ended March 30, 2002 is not comparable with prior periods. In addition, certain line items of the liabilities and shareholders' equity portion of the balance sheet as of March 30, 2002 are not comparable to prior periods for the reasons discussed above.

                        Innovative Micro Technology, Inc.
                            Fresh-start Balance Sheet
                                 (In Thousands)

The adoption of the Fresh-start reporting requirements had the following effect on the Company's unaudited balance sheet dated November 24, 2001:

Balance Sheet

(In  thousands, except share and par value data)

                                                       Pre        Exchange   Debt    Exchange
                                                    Confirmation  to Debt  Discharge of Stock  Fresh-Start   Adjusted
                                                    ------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                           $    1,099         -         -        -          -        $ 1,099
    Accounts receivable, net of allowance for
        doubtful accounts of $11                          814         -         -        -          -            814
    Other receivable                                      177         -         -        -          -            177
    Inventories                                           409         -         -        -          -            409
    Prepaid expenses and other                            311         -         -        -          -            311
                                                    ------------------------------------------------------------------
Total current assets                                    2,810         -         -        -          -          2,810
                                                    ------------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                                8,750         -         -        -          -          8,750
    Buildings                                          10,725         -         -        - $   (1,316)         9,409
    Manufacturing equipment                             1,683         -         -        -        (72)         1,611
    Construction in progress                              120         -         -        -          -            120
                                                    ------------------------------------------------------------------
Total property, plant and equipment, at cost           21,278         -         -        -     (1,388)        19,890
    Less-accumulated depreciation and amortization     (1,388)        -         -        -      1,388              -
                                                    ------------------------------------------------------------------
Total property, plant and equipment                    19,890         -         -        -          -         19,890
                                                    ------------------------------------------------------------------
Other assets                                            6,108         -         -        -          -          6,108
                                                    ------------------------------------------------------------------
Total assets                                       $   28,808         -         -        -          -        $28,808
                                                    ==================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt (1)          $    2,000 $     188         -        -          -        $ 2,188
    Accounts payable (2)                                  664     4,529         -        -          -          5,193
    Accrued payroll and benefits                          245         -         -        -          -            245
    Accrued audit and legal (3)                         4,274    (4,137)$    (127)       -          -             10
    Accrued property taxes (4)                             63       635         -        -          -            698
    Deferred revenue                                      609         -         -        -          -            609
    Other current liabilities (5)                          97      (146)        -        -          -            (49)
                                                    ------------------------------------------------------------------
Total current liabilities                               7,952     1,069      (127)       -          -          8,894
                                                    ------------------------------------------------------------------
Long Term Debt (6)                                          -    10,484         -        -          -         10,484
                                                    ------------------------------------------------------------------
Other long-term liabilities                               174         -         -        -          -            174
                                                    ------------------------------------------------------------------
Liabilities subject to compromise under
reorganization proceedings (7)                         315,941  (11,553)  (304,388)      -          -              -
                                                    ==================================================================
Shareholders' Deficiency:
   Preferred stock, $.10 par value, authorized
      5,000,000 shares, none issued and outstanding
      at November 24, 2001, no par value, 2,500,000
      shares authorized, none issued and
      outstanding "as adjusted for fresh start
      accounting."
   Common stock, $.10 par value, 120,000,000 shares
      authorized, 70,574,306 shares issued and
      outstanding at November 24, 2001,
      $.0001 par value, 25,000,000 shares
      authorized, 4,500,000 to be issued "as
      adjusted for fresh start accounting"              7,057         -         - $ (7,057)         -             -
    Paid-in capital                                   345,100         -   304,515   (637,859)       -        11,756
    Accumulated deficit                              (645,835)        -         -   645,835         -             -
                                                    ------------------------------------------------------------------
                                                     (293,678)        -   304,515      919          -        11,756
  Unearned restricted stock (8)                             -         -         -   (2,500)         -        (2,500)
  Treasury stock, at cost (130,552 shares at
      November 24, 2001                                (1,581)        -         -    1,581          -             -
                                                    ------------------------------------------------------------------
Total shareholder's equity (deficiency)              (295,259)        -   304,515        -          -         9,256
                                                    ------------------------------------------------------------------
Total liabilities and shareholder's equity
      (deficiency)                                 $   28,808 $       - $       - $      - $        -      $ 28,808
                                                    ==================================================================

Notes:
(1) Current portion of delinquent property taxes to be paid over a five year term.
(2) Bankruptcy claims that require cash payments and Professional fees (see 3 below).
(3) Professional fees associated with the Reorganization that were converted to a two year interest bearing convertible note in the second fiscal quarter of 2002.
(4) Secured county property taxes required to be paid in cash.
(5) Record the settlement of a bankruptcy claim with a mortgage holder allowing use of property insurance proceeds to pay down the mortgage principal.
(6) Settlement resulting in the reduction of a secured property mortgage required to be paid in cash pursuant to the terms of the original agreement and delinquent property taxes to be paid over a five year term.
(7) Unsecured liabilities that were converted to equity and warrants in the reorganized Company.
(8) Restricted stock granted to the employees as part of the Plan of Reorganization.

Note C:  Subsequent Event - Related Party Transaction
-----------------------------------------------------

         The Company completed an equity financing transaction with L-3 Communications, Inc. ("L-3"), a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued L3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is for 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty-six months and is for 700,000 shares of common stock at a price of $7.29 per share. The Company had deferred revenue of $0.3 million, inventory of $0.2 million and accounts receivable of $0.2 million from L-3, as of March 30, 2002.

Note D:  Debt
-------------

         On September 5, 2001, the Company completed a mortgage of $2.0 million secured by one of its California properties. The loan had a three-month term with the ability to extend it for an additional nine months. The loan required interest-only monthly payments at 12% annual interest rate. The loan also provided an option for the Company to borrow an additional $3.4 million at 12% annual interest rate with a three-year loan term for the entire $5.4 million. The Company exercised this option in December of 2001 and the additional proceeds were received on January 5, 2002.

         The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each Professional Person, defined as the law firms and investment bankers employed by the Company during the Chapter 11 reorganization, is entitled to be paid cash, in full, at the Effective Date an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. The convertible notes are due on November 15, 2003. The notes require interest-only payments at 12% annual interest rate. The notes are convertible to common stock of the Company at a conversion price of $8.20 per share. The Company has not made any of the monthly interest payments to the Professional Persons and is currently negotiating the terms of these notes with the holders. Consequently, the notes are considered to be current debt.

         The Company settled two claims during the Chapter 11 Reorganization that were secured by its owned properties. One of these claims is a property mortgage of $9.6 million due on November 24, 2005. The mortgage requires interest-only payments at 12% annual interest rate. The other claim was for delinquent property taxes of $0.9 million. The settlement requires semi-annual principal and interest payments on November 1st and May 1st of each year with an 8% annual interest rate. The final payment is due on November 1, 2006.

         The Company's long-term debt is summarized below:

                                                            MARCH 30,
                                                              2002
                                                      ----------------------
Property Mortgages                                    $              15,132
Property Taxes                                                          940
Convertible Notes with Bankruptcy Professionals                       4,137
                                                      ----------------------
                                                                     20,209
Current portion                                                       4,325
                                                      ----------------------
Total                                                  $            15,884
                                                      ======================


Note E:  Significant Accounting Policies and New Accounting Pronouncements
--------------------------------------------------------------------------

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

         Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the financial statements.


         DEPRECIATION AND AMORTIZATION POLICIES: Plant, property and equipment are accounted for on a historical cost basis and are depreciated or amortized over their estimated useful lives using the straight-line method except for leasehold improvements, which are amortized over the shorter of the estimated useful life or the life of the lease.

Estimated useful lives are as follows:

                                                      AVERAGE USEFUL LIFE
     Buildings                                            25 Years
     Manufacturing equipment                           3 - 5 Years
     Other equipment                                   1 - 5 Years
     Building improvements                                10 Years

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

         The Company adjusted its machinery and equipment to market value in the fourth fiscal quarter of 2001. An orderly liquidation value appraisal was performed by a third party at the request of the Company, and the valuation indicated that the equipment, similar to that used by semiconductor manufacturers, required a reduction in value of approximately $2.5 million.

         REORGANIZATION COSTS: Expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. These expenses primarily consist of professional fees and the emergence from bankruptcy.

         INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. The Company had work-in-process inventory of $0.9 million at the end of the second fiscal quarter of 2002 related to capitalized costs under completed contract method of accounting, as described below, compared to $0.5 million at the beginning of the fiscal year.

         REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first six months of 2002 or 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant. A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise were recorded at their historical value, however, the liabilities were settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest. The carrying amounts of approximately $19.3 million of the Company's debt at March 30, 2002 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

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

         All of the following dilutive securities, which were outstanding for the two month period ending November 24, 2001 and the fiscal year ending 2001, were canceled or are no longer convertible due to the bankruptcy which occurred on January 7, 2000; options to purchase 3.8 million shares of common stock at prices ranging from $1.90 to $43.13, warrants to purchase 1.5 million shares of common stock at the lower of (i) the current market price on the vesting date, as defined or (ii) $7.00, subject to adjustments defined in the agreement and approximately 58.1 million common shares from potential conversion of certain Convertible Debentures.

The following dilutive securities were outstanding at the end of the four month period ended March 30, 2002; 500,000 shares of restricted common stock pursuant to the Plan, options to purchase 1,239,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003. The warrants issuable to the subordinated note claimants pursuant to the Plan, which are convertible into 1,880,564 common shares, are not considered dilutive as the Company will issue the same number of new common shares upon payment from the Warrant holders as it retires upon processing the associated Call on the parties that hold the shares containing the legend that restricts their trading specifically for this purpose

         RESEARCH AND DEVELOPMENT EXPENSES: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

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


Recent Accounting Pronouncements
--------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective October 1, 2000. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board ("FASB"). SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company early adopted SFAS 142 beginning in its fiscal year 2002 and it did not have a significant impact on its financial position or results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the FASB. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company early adopted SFAS 144 beginning in its fiscal year 2002 and it did not have a significant impact on its financial position or results of operations as the Company had consistently applied the impairment provisions of SFAS 121.

         In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company is currently evaluating the provisions of SFAS 145 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

         In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF issue 94-3, was issued by the FASB. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company is currently evaluating the provisions of SFAS 146, but does not expect a material impact on its financials position or results of operations.

Note F: Liabilities subject to compromise under reorganization proceedings:
--------------------------------------------------------------------------

         Certain obligations of the Company, which were in existence as of the bankruptcy petition filing date, were stayed under the federal bankruptcy laws and were not paid while the Company operated as a debtor in possession. These claims are reflected in the accompanying balance sheet as of September 29, 2001. The unsecured liabilities subject to compromise were satisfied through the confirmation of the Reorganization Plan and were converted to equity through the approved issuance of the Company's common stock. The Company has initiated the process for issuance of the common stock and warrants pursuant to the Plan, however it will not perform the actual distribution until the Company is current with all of its Securities and Exchange Commission filings. The Company anticipates that the filings will be current by the end of January 2003.



Liabilities subject to compromise under reorganization proceedings consist of:

                                                                     As of
                                                                 ---------------
                                                                   September 29,
                                                                       2001

     Secured Liabilities:

     Property Mortgage                                           $     10,375
     Property taxes                                                     1,575
                                                                 -------------
                                                                       11,950

     Unsecured Liabilities:

     Accounts payable trade                                            10,661
     Borrowings outstanding under:
              Offshore guaranteed bank loans                           59,961
     Accounts payable offshore subsidiary                              45,582
     7% convertible subordinated debentures                            87,891
     14% convertible debenture                                         24,711
     2% convertible debenture                                          12,262
     Operating leases                                                  55,217
     Other accrued expenses                                             7,474
                                                                 -------------
                                                                      303,759

                                                                 $    315,709
                                                                 =============

Note G: Segments of Business:
----------------------------

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

The Company has four reportable operating segments: Micro-electro-mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling for its customers. Insight Analytical's laboratory equipment provides services that identify information as to dimension, material makeup, and material crystal properties of a customer's sample. The Company has approximately 51,000 square feet of building space available to lease. As of March 30, 2002, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.

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

         The following table represents net sales, gross profit (loss) and long lived assets by segment (in thousands):

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Three Months Ended:
March 30, 2002

Net sales                  $    505      $    145          $     27          $   128           $    805
                           ================================================================================-
Intercompany Sales         $      7      $     18          $    100          $     -
                           ================================================================================-
Gross profit (loss)        $   (857)     $    (25)         $     47          $    96           $   (739)
                           ================================================================================-
Long Lived Assets          $ 16,854      $    178          $     81          $  2,716          $  19,829
                           ================================================================================-

Predecessor Co.
Three Months Ended:
March 31, 2001

Net sales                  $    454      $    209          $     56          $    11           $    730
                           ================================================================================-
Intercompany Sales         $      6      $     20          $     81          $     -
                           ================================================================================-
Gross profit (loss)        $   (874)     $     38          $     42          $   (42)          $   (836)
                           ================================================================================-
Long Lived Assets          $ 20,060      $    185          $    244          $  2,834          $  23,323
                           ================================================================================-

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Four Months Ended:
March 30, 2002

Net sales                  $    810      $    186          $     41          $    171          $  1,208
                           ================================================================================-
Intercompany Sales         $      9      $     32          $    118          $      -
                           ================================================================================-
Gross profit (loss)        $ (1,035)     $    (21)         $     53          $    126          $   (877)
                           ================================================================================-
Long Lived Assets          $ 16,854      $    178          $     81          $  2,716          $ 19,829
                           ================================================================================-

Predecessor Co.
Two Months Ended:
November 24, 2001

Net sales                  $    514      $     76          $     16          $     86          $    692
                           ================================================================================-
Intercompany Sales         $      4      $      8          $     41          $      -
                           ================================================================================-
Gross profit (loss)        $   (359)     $    (12)         $     15          $     80          $   (276)
                           ================================================================================-
Long Lived Assets          $ 16,853      $    195          $     89          $  2,753          $ 19,890
                           ================================================================================-

Predecessor Co.
Six Months Ended:
March 31, 2001

Net sales                  $    656      $    365          $    138          $     17          $  1,176
                           ================================================================================-
Intercompany Sales         $     12      $     31          $    156          $      -
                           ================================================================================-
Gross profit (loss)        $ (1,867)     $     36          $    120          $   (100)         $ (1,811)
                           ================================================================================-
Long Lived Assets          $ 20,060      $    185          $    244          $  2,834          $ 23,323
                           ================================================================================-

         The Company made $0.4 million in purchases of property plant and equipment in the first six months of fiscal 2002.

         The Company sells its products to customers in both Europe and Canada. The following table displays domestic and international revenue:

                       Successor Co.      Predecessor Co.      Successor Co.     Predecessor Co.  Predecessor Co.
                        Three Months       Three Months         Four Months        Two Months        Six Months
                           Ended               Ended               Ended              Ended            Ended
                         March 30,           March 31,           March 30,        November 24,       March 31,
($000's)                    2002               2001                2002               2001              2001
                     ------------------- ------------------ -------------------- ---------------- -----------------
Revenue
Domestic              $       727          $        730         $     1,129        $      692       $      1,176

Foreign               $        78          $          -         $        79        $        -       $          -
Total                 $       805          $        730         $     1,208        $      692       $      1,176
                     =================== ================== ==================== ================ =================

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         -----------------------

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

         The Company's Reorganization Plan under Chapter 11 of the U.S. Bankruptcy code (the "Plan"), became effective on November 16, 2001. During the reorganization period the Company re-organized its operations from manufacturing magnetic recording heads solely for the disk drive industry to a manufacturing MEMS operating in a number of industry segments. The Company is developing products for the personal security, telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries and seeks to broaden into the wireless communication industry. The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity in the reorganized entity.

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

         The Company incurred operating losses in the second fiscal quarter of 2002. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the second fiscal quarter of 2002 were predominantly from development of a gyroscope for inertial navigation, continued development of the personal security device, a development project for an add/drop optical telecommunications switch, Santa Barbara Tool & Die and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 sq. ft. wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

         The personal security device customer cancelled the development project with us during our second fiscal quarter of 2002. They are transferring the product to a different fabrication process for cost purposes. This product was our customer's proprietary design.

         The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the four months ended March 30, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings
(referred to as "Successor Company") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the four months ended March 30, 2002 is not comparable with prior periods. In addition, the balance sheet as of March 30, 2002 is not comparable to prior periods for the reasons discussed above. In order to allow comparison of the Company's results of operations, the current year predecessor and successor periods have been combined for comparison to the prior year periods.

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

         GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.3 million for the quarter ended March 30, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

         STATEMENT OF POSITION 90-7 AND FRESH START ACCOUNTING: The Company exited its Chapter 11 Reorganization process on November 16, 2001 ("Effective Date"). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets". As provided for under the Company's reorganization plan (the "Plan"), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity.

         The Company has initiated the process for issuance of the common stock and warrants pursuant to the Plan, however it will not perform the actual distribution until the Company is current with all of its Securities and Exchange Commission filings. The Company anticipates that the filings will be current by the end of January 2003.

         REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first fiscal quarter of 2002 or 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant. A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

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

         The Company adjusted its machinery and equipment to market value in the fourth fiscal quarter of 2001. An orderly liquidation value appraisal was performed by a third party at the request of the Company, and the valuation indicated that the equipment, similar to that used by semiconductor manufacturers, required a reduction in value of approximately $2.5 million.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise were recorded at their historical value, however, the liabilities were not settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest. The carrying amounts of approximately $19.3 million of the Company's debt at March 30, 2002 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

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

         During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board ("FASB"). SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company early adopted SFAS 142 beginning in its fiscal year 2002 and it did not have a significant impact on its financial position or results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the FASB. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company early adopted SFAS 144 beginning in its fiscal year 2002 and it did not have a significant impact on its financial position or results of operations as the Company had consistently applied the impairment provisions of SFAS 121.

         In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB

No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company is currently evaluating the provisions of SFAS 145 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

         In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF issue 94-3 was issued by the FASB. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company is currently evaluating the provisions of SFAS 146, but does not expect a material impact on its financials position or results of operations.

         OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor as of and for the interim two month period ended November 24, 2001, the interim four months ended March 30, 2002 and the six months and fiscal quarter ended March 31, 2001. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on Innovative Micro Technology, Inc. Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001.


Three Months Ended March 30, 2002
---------------------------------

NET SALES. Net sales were $0.8 million and $0.7 million in the second quarter of fiscal 2002 and 2001, respectively. Sales for the fiscal 2002 period were made up of $0.5 million of MEMS-related business, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants. The fiscal 2001 period sales were made up of $0.4 million of MEMS-related business, $0.2 million from Santa Barbara Tool and Die and $0.1 million from Insight Analytical.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 91.8% and 114.5% for the second quarter of fiscal 2002 and 2001, respectively. The gross loss was $0.7 million and $0.8 million for the second quarter of fiscal 2002 and 2001, respectively. The gross loss during fiscal 2002 was composed of a gross loss of $0.8 million from the MEMS-related business and from the combination of Santa Barbara Tool and Die and Insight Analytical a breakeven gross profit. Leasing of space to tenants provided a $0.1 million gross profit for this same period. The MEMS business gross loss included $0.1 million in amortization of employee stock incentives for the fiscal 2002 period. The MEMS-related business had a gross loss for the fiscal 2001 period of $0.9 million. Santa Barbara Tool and Die and Insight Analytical combined for a gross profit of $0.1 million in the second quarter of fiscal 2001. The gross loss for the second fiscal quarter of 2002 was primarily due to the under-absorbed fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense, as a percentage of net sales, was 29.6% and 14.0% or $0.2 million and $0.1 million for the second quarter of fiscal 2002 and 2001, respectively. R&D expense included $0.1 million in amortization of employee stock incentives for the fiscal 2002 period. The Company is focused on projects allowing entry to the wireless communications and biomedical industries. The Company has four
employees   focused  on  the  development  of  new  products  and  manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percentage of net sales was 69.9% and 58.1% for the second quarter of fiscal 2002 and 2001, respectively. Expenses in dollars were $0.6 million for the second quarter of fiscal 2002 and $0.4 million for the same period of fiscal 2001. The second fiscal quarter of 2002 expense included $0.1 million in amortization of employee stock incentives. The second quarter of fiscal 2001 amount includes $0.1 million of expenses related to the Hollister property, which the Company is planning to sell. The Company has six employees providing the services reported as SG&A. SG&A expenses have increased primarily due to the growth in sales and the associated customer interface.

INTEREST EXPENSE. Interest expense was $0.6 million and $0.4 million for the second quarter of fiscal 2002 and 2001, respectively. The increase principally results from the interest expense associated with the $5.4 million mortgage that the Company secured at the beginning of the second fiscal quarter of 2002 and the $4.1 million in convertible notes issued to the unpaid professional persons involved in the reorganization process as of the Effective Date. Both of these instruments require interest-only monthly payments based upon a 12% annual interest rate.

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the emergence from bankruptcy. These costs were $0.2 million and $0.6 million for the second fiscal quarter of 2002 and 2001, respectively. The reorganization costs are expected to continue through the fourth fiscal quarter of 2002, but at reduced rates.


Six Months Ended March 30, 2002
-------------------------------

NET SALES. Net sales were $1.9 million for the six months ended March 30, 2002 and $1.2 million for the first six months of fiscal 2001. The MEMS-related business generated sales of $1.3 million, the combination of Santa Barbara Tool and Die and Insight Analytical generated sales of $0.3 million and $0.3 million came from leasing of space to tenants for the first six months of fiscal 2002. The fiscal 2001 period sales were made up of $0.7 million of MEMS-related business, $0.4 million from Santa Barbara Tool and Die and $0.1 million from Insight Analytical.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 60.7% for the combined six months ended March 30, 2002 or $1.2 million and 154.0% or $1.8 million for the first six months of fiscal 2001. The MEMS-related business had a gross loss of $1.4 million for the first six months of fiscal 2002. The MEMS business gross loss included $0.1 million in amortization of employee stock incentives for the fiscal 2002 period. The combination of Santa Barbara Tool and Die and Insight Analytical had a breakeven gross profit for the fiscal 2002 period. Leasing of space to tenants provided a $0.2 million gross profit for this same period. The MEMS-related business had a gross loss for the fiscal 2001 period of $1.9 million. Santa Barbara Tool and Die and Insight Analytical combined for a gross profit of $0.2 million and leasing of space to tenants had a gross loss of $0.1 million for the first six months of fiscal 2001. The improvement in gross loss for the first six months of 2002 as compared to fiscal 2001 is primarily due to the increase in revenue allowing absorption of the fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. R&D expense, as a percentage of net sales, was 22.0% or $0.4 million for the combined six months ended March 30, 2002 and 18.9% or $0.2 million for the first six months of fiscal 2001. R&D expense included $0.1 million in amortization of employee stock incentives for the fiscal 2002 period. R&D expense increased, as the Company focused on projects allowing entry to the wireless communications and biomedical industries

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percentage of net sales was 55.5% the combined six months ended March 30, 2002 and 62.2% for the first six months of fiscal 2001. Expenses in dollars were $1.1 million for the first six months of fiscal 2002 compared to $0.7 million for the same period of fiscal 2001. The fiscal 2002 period expense included $0.2 million in amortization of employee stock incentives. The first half of both fiscal 2002 and 2001 amounts include $0.1 million of expenses related to the Hollister property, which the Company is planning to sell. SG&A expenses have increased primarily due to the growth in sales and the associated customer interface.

INTEREST EXPENSE. Interest expense was $1.2 million for the combined six months ended March 30, 2002 and $0.7 million for the first six months of fiscal 2001. The increase principally results from the interest expense associated with the $5.4 million mortgage that the Company secured at the beginning of the second fiscal quarter of 2002 and the $4.1 million in convertible notes issued to the unpaid professional persons involved in the reorganization process as of the Effective Date. Both of these instruments require interest-only monthly payments based upon a 12% annual interest rate.

OTHER INCOME. The Company recognized $0.2 million in other income for the first fiscal quarter of 2002 from the sale of a minority ownership position in Magnetic Data Technologies, LLC, a former subsidiary of the Company. An additional $0.2 million is being held in escrow for potential indemnity claims and will be released over the next two years, so long as no claims have been successfully brought against the escrow.

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing. The professional fees were $0.7 million for the combined six months ended March 30, 2002 and $1.0 million for the first six months of fiscal 2001.

Liquidity and Capital Resources
-------------------------------

         At March 30, 2002, the Company's cash decreased to $1.3 million from $1.7 million at September 29, 2001. The Company raised an additional $2.1 million in cash, after expenses, in its fiscal second quarter of 2002 by completing a mortgage secured by its Hollister property. The decrease in cash was primarily due to its use for operating activities of $3.8 million, which included the payment of a bankruptcy court approved claim for delinquent property taxes of $0.9 million. The Company settled an additional claim for delinquent property taxes of $.9 million and was able to negotiate a five-year payment plan at an 8% interest rate requiring semi-annual principal and interest payments. The Company acquired $0.4 million of new equipment to increase its capability during this period.

         The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2002, the Company plans approximately $0.5 million in capital expenditures primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2002 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of the factors on which the fiscal 2002 liquidity depends on a timely basis and are unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations and negative cash flow the Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

         The Company completed an equity financing transaction with L-3, a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued to L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is for 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty-six months and is for 700,000 shares of common stock at a price of $7.29 per share. Funding through the exercise of the warrants is at the exclusive discretion of L-3. The Company cannot give assurance that any additional financing will be available or, if available, that its terms will be favorable to the Company.

         Purchase commitments associated with capital expenditures were minimal at March 30, 2002.

         The Company has no leases for which it is the lessee.

         The aggregate principal payments of long term debt for the fiscal periods subsequent to March 30, 2002 are: 2003 - $4.4 million, 2004 - $0.2 million, 2005 - $5.6 million, 2006 - $9.9 million and 2007 - $0.1 million. These amounts relate to convertible notes owed to the professionals used in the bankruptcy, property taxes and two property mortgages, which are all secured by the two California properties owned by the Company.

RISK FACTORS AFFECTING OUR BUSINESS

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

         THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.3 million for the quarter ended March 30, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

         CAPITAL NEEDS.

         The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company purchased property, plant and equipment in the first six months of fiscal 2001 totaling $0.1 million. During fiscal 2002, the Company plans to purchase or enter into lease financing for approximately $0.5 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry.


         THE COMPANY HAS HIGH FIXED COSTS AND EXCESS CAPACITY DUE TO ITS CURRENT LOW PRODUCTION VOLUMES.

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

         INTERNATIONAL SALES COULD EXPOSE THE COMPANY TO RISK.

         The Company sells its products to foreign customers and expect this to be an important part of its ongoing business. Accordingly, the Company will face risks inherent in conducting business internationally, such as:

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

         None.

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