Form 10QSB
period 2001-06-30
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-01-13
CIK 6948

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 2001.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /__/ No /X*/

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 70,443,754 shares of $.10 par value common stock as of June 30, 2001.



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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                      For the three months ended            For the nine months ended
                                                     June 30,             July 1,           June 30,            July 1,
                                                   --------------      --------------     -------------       -------------
                                                       2001                2000               2001                2000
                                                       ----                ----               ----                ----
Net sales
 MEMS and other                                   $          641      $          187    $        1,800     $           201
 Rental Income                                               129                   2               146                   2
                                                   --------------      --------------     -------------       -------------
 Subtotal                                                    770                 189             1,946                 203
Cost of sales
  MEMS and Other                                           1,677               1,507             4,547               2,478
  Rental income                                               40                  15               157                  18
                                                   --------------      --------------     -------------       -------------
  Subtotal                                                 1,717               1,522             4,704               2,496
  Gross loss                                                (947)             (1,333)           (2,758)             (2,293)
                                                   --------------      --------------     -------------       -------------

Research and development expenses                             71                 139               293                 168
Selling, general and administrative expenses                 447                 443             1,179                 739
                                                   --------------      --------------     -------------       -------------

Total operating expenses                                     518                 582             1,472                 907
                                                   --------------      --------------     -------------       -------------

Loss from operations                                      (1,465)             (1,915)           (4,230)             (3,200)

Interest income                                                6                   -                23                   1
Interest expense                                            (361)               (339)           (1,077)             (4,249)
Gain on troubled debt restructuring bond conversion            -                   -                 -                 882
                                                   --------------      --------------     -------------       -------------
 Other income (expense)                                     (355)               (339)           (1,054)             (3,366)

Reorganization Costs                                         380                 640             1,371               1,347
                                                   --------------      --------------     -------------       -------------
Loss from continuing operations                           (2,200)             (2,894)           (6,655)             (7,913)
Discontinued Operations, Net                                   -                   -                 -             (23,048)
                                                   --------------      --------------     -------------       -------------

Net loss                                          $       (2,200)     $       (2,894)   $       (6,655)    $       (30,961)
                                                   ==============      ==============     =============       =============

Net loss per share:
   Loss per common share - basic and diluted      $        (0.03)     $        (0.04)   $        (0.09)    $         (0.45)
                                                   ==============      ==============     =============       =============


Weighted average number of common shares outstanding:
   Common shares - basic and diluted                      70,444              70,444            70,444              69,313
                                                   ==============      ==============     =============       =============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                            Balance Sheet - Unaudited
                 (In thousands except share and par value data)

                 ASSETS
                                                                           June 30,                    Sept 30,
                                                                      ---------------               --------------
                                                                             2001                         2000
                                                                             ----                         ----
Current Assets:
  Cash and cash equivalents                                           $           768               $        1,060
  Accounts receivable, net                                                        541                          183
  Other receivables                                                                 -                        1,413
  Inventories                                                                     125                            -
  Prepaid expenses and other                                                      237                          164
                                                                         -------------                -------------
Total current assets                                                            1,671                        2,820
                                                                         -------------                -------------
Property, plant and equipment, at cost                                         25,487                       25,534
Less-accumulated depreciation                                                  (2,612)                      (1,268)
                                                                         -------------                -------------
Total property, plant and equipment                                            22,875                       24,266
                                                                         -------------                -------------

Other assets                                                                    6,020                        5,826
                                                                         -------------                -------------
Total assets                                                          $        30,566               $       32,912
                                                                         =============                =============
          LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable                                                                     -                          100
  Accounts payable                                                                321                          224
  Accrued payroll and benefits                                                    245                          129
  Accrued audit and legal                                                       3,072                        1,737
  Other current liabilities                                                       236                          153
                                                                         -------------                -------------
Total current liabilities                                                       3,874                        2,343
                                                                         -------------                -------------
Other liabilities                                                                 174                            -
                                                                         -------------                -------------

Liabilities subject to compromise under reorganization proceedings            315,370                      313,966

Shareholders' deficiency:
  Preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued and outstanding                                  -                            -
  Common stock, $.10 par value, authorized
    120,000,000 shares, issued 70,574,306 at
   June 30, 2001 and 70,264,900 shares at
    September 30, 2000                                                          7,057                        7,057
  Paid-in capital                                                             345,100                      345,100
  Stock subscription receivable                                                     -                       (1,200)
  Accumulated deficit                                                        (639,428)                    (632,773)
                                                                         -------------                -------------
                                                                             (287,271)                    (281,816)

  Treasury stock, at cost (130,552 shares as of June 30, 2001
    and 130,552 shares at September 30, 2000)                                  (1,581)                      (1,581)
Total shareholder's deficiency                                               (288,852)                    (283,397)
                                                                         -------------                -------------
Total liabilities and shareholder's deficiency                        $        30,566               $       32,912
                                                                         =============                =============

The accompanying Selected Notes to Condensed Financial
Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                              For the nine months ended
                                                                        June 30,                   July 1,
                                                                      -------------              -------------
                                                                          2001                       2000
                                                                          ----                       ----
Cash Flows from Operating Activities:
  Net loss                                                          $       (6,655)            $      (30,961)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Loss from discontinued operations                                            -                     23,048
    Gain on troubled debt restructuring bond conversion                          -                       (882)
    Depreciation and amortization                                            1,352                        586
    Gain on sale of assets                                                     (29)                         -
    Non-cash interest                                                        1,074                      4,246
    Non-cash property taxes                                                    330                        711
    Changes in assets and liabilities:
        Accounts receivable, net                                              (358)                     1,085
        Inventories                                                           (125)                         -
        Prepaid expenses and other                                             (73)                       (46)
        Other assets                                                          (194)                      (249)
        Accounts payable                                                        97                        158
        Accrued payroll and benefits                                           116                       (660)
        Accrued audit and legal                                              1,335                        967
        Other current liability                                                 83                        (55)
        Other liabilities                                                      174                          -
--------------------------------------------------------------------------------------------------------------
    Net cash flows used in continuing operations                            (2,873)                    (2,052)
    Net cash flows used in discontinued operations                               -                    (20,250)
--------------------------------------------------------------------------------------------------------------
    Net cash flows used in operating activities                             (2,873)                   (22,302)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                   (87)                      (880)
  Proceeds from sale of fixed assets, net                                    1,568                      1,478
  Proceeds from sale of businesses, net                                          -                      1,707
--------------------------------------------------------------------------------------------------------------
    Net cash flows provided by continuing operations                         1,481                      2,305
--------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from note payable                                                     -                        100
  Repayment of note payable                                                   (100)                         -
  Proceeds from issuance of debt                                                 -                      7,625
  Proceeds from issuance of convertible debentures                               -                      5,000
  Expenses related to conversion of convertible debentures                       -                       (190)
  Proceeds from stock issuance to investors                                  1,200                          -
--------------------------------------------------------------------------------------------------------------
    Net cash flows provided by continuing operations                         1,100                     12,535
    Net cash flows provided by discontinued operations                           -                          -
--------------------------------------------------------------------------------------------------------------
    Net cash flows provided by financing activities                          1,100                     12,535
--------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                          (292)                    (7,462)
--------------------------------------------------------------------------------------------------------------
Cash at beginning of period                                                  1,060                      8,731
--------------------------------------------------------------------------------------------------------------
Cash at end of period                                               $          768             $        1,269
--------------------------------------------------------------------------------------------------------------

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements

                                    Unaudited
                                 (June 30, 2001)

Note A: Basis of Presentation
-----------------------------

       The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.2 million for the quarter ended June 30, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

       The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of unneeded space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive, and both provide service to outside customers using the portion of their capacity that exceeds Company needs. The Company has approximately 51,000 square feet of building space available to lease. As of June 30, 2001, approximately 34,000 square feet were under long-term lease arrangements.


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

       INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. Inventory for the third fiscal quarter of 2001 was $0.1 million of work-in-process and zero for the beginning of the fiscal year.

       REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight
Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first nine months of fiscal 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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

Note D: Liabilities subject to compromise under reorganization proceedings:
---------------------------------------------------------------------------

       Certain obligations of the Company, which were in existence as of the bankruptcy petition filing date, were stayed under the federal bankruptcy laws and were not paid while the Company operated as a debtor in possession. These claims are reflected in the accompanying balance sheet as of June 30, 2001 and September 30, 2000. The unsecured liabilities subject to compromise were satisfied through the confirmation of the Reorganization Plan and will be converted to equity through the issuance of the Company's common stock.

Liabilities subject to compromise under reorganization proceedings consist of (in thousands):

                                                    As of             As of
                                                 ----------        -------------
                                                   June 30,        September 30,
                                                     2001              2000
Secured Liabilities:

Property Mortgage                                $   10,022        $    8,947
Property taxes                                        1,589             1,260
                                                 ----------        ----------
                                                     11,611            10,207

Unsecured Liabilities:

Accounts payable trade                               10,661            10,661

Borrowings outstanding under:
         Offshore guaranteed bank loans              59,961            59,961
Accounts payable offshore subsidiary                 45,582            45,582
7% convertible subordinated debentures               87,891            87,891

14% convertible debenture                            24,711            24,711
2% convertible debenture                             12,262            12,262
Operating leases                                     55,217            55,217
Other accrued expenses                                7,474             7,474
                                                 ----------        ----------
                                                    303,759           303,759

                                                 $  315,370        $  313,966
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

       The  Company  has  four  reportable  operating  segments:  Micro  electro mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die's technology permits high-precision manufacturing of tooling for its customers. Insight Analytical's laboratory equipment provides services that identify information as to dimension, material makeup, and material crystal properties of a customer's sample. The Company has approximately 51,000 square feet of building space available to lease. As of June 30, 2001, approximately 34,000 square feet were under long-term lease arrangements and reported as rental income.

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

       The following tables represent net sales, gross profit (loss) and long lived assets by segment (in thousands):

($000's)                               Santa Barbara  Insight     Rental
                                MEMS   Tool and Die   Analytical  Income            Total
                        ---------------------------------------------------------------------
Three months ended
June 30, 2001
Net sales                  $      461  $        150   $      30   $    129    $      770
                        =====================================================================
Intercompany sales         $        6  $          9   $      74   $      -
                        =====================================================================
Gross profit (loss)        $   (1,032) $        (28)  $      24   $      89   $     (947)
                        =====================================================================
Long Lived Assets          $   19,668  $        174   $     229   $   2,804   $   22,875
                        =====================================================================

Three months ended
July 1, 2000
Net sales                  $       72  $        110   $       5   $       2   $      189
                        =====================================================================
Intercompany sales         $        2  $         57   $      19
                        =====================================================================
Gross (loss)               $   (1,279) $        (15)  $     (26)  $     (13)  $   (1,333)
                        =====================================================================
Long Lived Assets          $   26,609  $        127   $     290   $       -   $   27,026
                        =====================================================================


($000's)                               Santa Barbara  Insight     Rental        United States
                                MEMS   Tool and Die   Analytical  Income            Total
                        ---------------------------------------------------------------------
Nine months ended
June 30, 2001
Net sales                  $   1,117   $        515   $     168   $     146   $    1,946
                        =====================================================================
Intercompany sales         $      18   $         40   $     230   $       -
                        =====================================================================
Gross profit (loss)        $  (2,899)  $          8   $     144   $     (11)  $   (2,758)
                        =====================================================================
Long Lived Assets          $  19,668   $        174   $     229   $   2,804   $   22,875
                        =====================================================================
Nine months ended
July 1, 2000
Net sales                  $      85   $        111   $       5   $       2   $      203
                        =====================================================================
Intercompany sales         $       2   $         57   $      19   $       -
                        =====================================================================
Gross (loss)               $  (2,185)  $        (50)  $     (42)  $     (16)  $   (2,293)
                        =====================================================================
Long Lived Assets          $  26,609   $        127   $     290   $       -   $   27,026
                        =====================================================================

Capital additions for the first nine months of fiscal 2001 were $0.1 million and they were related to the Santa Barbara Tool and Die portion of the business. Capital additions for the first nine months of fiscal 2000 were $0.9 million and they were related to the MEMS portion of the business.

The Company did not have any sales outside of the United States for the fiscal quarter or the nine months ending June 30, 2001 or July 1, 2000.

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

       The Company incurred operating losses in the third fiscal quarter of 2001. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the third fiscal quarter of 2001 were predominantly from continued development of the personal security device, leasing of excess space in our owned facility under long-term lease contracts, Santa Barbara Tool & Die and Insight Analytical. The current level of sales cannot absorb fixed costs of operating the Company's 30,000 sq. ft. wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

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

       GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.2 million for the quarter ended June 30, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

       REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight
Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first nine months of fiscal 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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


Three Months Ended June 30, 2001
--------------------------------

NET SALES. Net sales were $0.8 million and $0.2 million in the third quarter of fiscal 2001 and 2000, respectively. The sales for the fiscal 2001 period were made up of $0.5 million of MEMS-related business, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants. The sales for the fiscal 2000 period were made up of $0.1 million of MEMS-related business and $0.1 million from Santa Barbara Tool and Die. The Company filed a petition for Chapter 11 in the second fiscal quarter of 2000 and started the MEMS-related business in this same quarter.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 123.0% or $0.9 million for the second quarter of fiscal 2001. The MEMS-related business had a gross loss for this same period of $1.0 million. Leasing of space to tenants provided a $0.1 million gross profit for this period. Santa Barbara Tool and Die and Insight Analytical combined for a breakeven gross profit in the third quarter of fiscal 2001. The gross loss was $1.3 million for the same quarter of fiscal 2000 as the Company entered the second quarter of its new MEMS business plan. The MEMS-related business had a gross loss for the third fiscal quarter of 2000 of $1.3 million. Santa Barbara Tool and Die and Insight Analytical combined for a breakeven gross profit in this same period of fiscal 2000. The Company's previous business of manufacturing magnetic recording heads for the disk drive industry was recorded as discontinued operations. The gross loss for the third fiscal quarter of 2001 was primarily due to the under-absorbed fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense, as a percentage of net sales, was 9.2% or $0.1 million for the third quarter of fiscal 2001. R&D expense was $0.1 million for the same quarter of fiscal 2000. R&D expense primarily results from development of an electro-magnetic optical switch for use in the telecommunications market. The Company has four employees focused on the development of new products and manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percentage of net sales was 58.1% or $0.4 million for the third quarter of fiscal 2001 and $0.4 million for same quarter of fiscal 2000. These amounts include $0.1 million and $0.2 million, respectively, of expenses related to the Hollister property, which the Company is planning to sell. The Company has six employees providing the services reported as SG&A.

INTEREST EXPENSE. Interest expense was $0.4 million and $0.3 million for the third quarter of fiscal 2001 and 2000, respectively.

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing. These costs were $0.4 million and $0.6 million for the third fiscal quarter of 2001 and 2000, respectively.


Nine Months Ended June 30, 2001
-------------------------------

NET SALES. Net sales were $1.9 million and $0.2 million for the first nine months of fiscal 2001 and 2000, respectively. The sales for the fiscal 2001 period were made up of $1.1 million of MEMS-related business, $0.5 million from Santa Barbara Tool and Die, $0.2 million from Insight Analytical and $0.1 million from leasing of space to tenants. The sales for the same period of fiscal 2000 were made up of $0.1 million of MEMS-related business and $0.1 million from Santa Barbara Tool and Die. The Company filed a petition for Chapter 11 in the second fiscal quarter of 2000 and started the MEMS-related business in this same quarter. The increase in net sales results from the initiation of the MEMS and Santa Barbara Tool and Die businesses, which generated little or no sales in the first two quarters of fiscal 2000.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 141.7% or $2.8 million for the first nine months of fiscal 2001. The MEMS-related business had a gross loss for this same period of $2.9 million. Santa Barbara Tool and Die, leasing of space to tenants and Insight Analytical combined for a gross profit of $0.1 million for the first nine months of fiscal 2001. The Company initiated its new MEMS business plan in the second fiscal quarter of 2001 and recorded a gross loss of $2.2 million for the MEMS-related business for the first nine months of fiscal 2000. Insight Analytical and Santa Barbara Tool & Die combined for a gross loss of $0.1 million for the first nine months of fiscal 2000. The gross loss for the first nine months of fiscal 2001 was primarily due to the under-absorbed fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. R&D expense, as a percentage of net sales, was 15.1% or $0.3 million for the first nine months of fiscal 2001. R&D expense primarily results from the development of an electro-magnetic optical switch for use in the telecommunications market. R&D expenses for the same period of fiscal 2000 were $0.2 million as the Company was in the second quarter of its new MEMS business plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percentage of net sales was 60.6% for the first nine months of fiscal 2001. Expense in dollars was $1.2 million for the first nine months of fiscal 2001 as compared to $0.7 million for the same period of fiscal 2000. These amounts include $0.2 million and $0.4 million, respectively, of expenses related to the Hollister property, which the Company is planning to sell.

INTEREST EXPENSE. Interest expense was $1.1 million and $4.2 million for the first nine months of fiscal 2001 and 2000, respectively. The decrease from fiscal 2000 is predominantly due to the interest expense associated with the Company's unsecured debt that was extinguished when the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000.

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing. These costs were $1.4 million and $1.3 million for the first nine months of fiscal 2001 and 2000, respectively.


Liquidity and Capital Resources
-------------------------------

       At June 30, 2001, the Company's cash decreased to $0.8 million from $1.1 million at September 30, 2000. The primary source of cash during this period was $1.6 million of proceeds from the sale of the Company's excess equipment and $1.2 million collected from a stock subscription receivable. These sources of cash were primarily offset by the net use of cash for operating activities of $2.9 million. The Company acquired $0.1 million of new equipment to increase production during this period.

       In the first quarter of fiscal 2000, $5 million of 7% convertible subordinated debentures due in March 2006 with an adjusted common stock conversion price of $16.15 were converted to $2 million of 2% convertible debentures due in September 2004 with a common stock conversion price of $1.00. The transaction was treated as a troubled debt restructuring under FAS 15 "Accounting for Debtors and Creditors for Troubled Debt Restructurings." The fair value of the conversion feature of the newly issued debt was calculated as $1.9 million using the Black-Scholes option pricing model; assuming a 5.8% risk-free interest rate, anticipated volatility of 200%, expected life of 5 years and zero dividend yield. The $1.9 million was recorded as paid in capital. A gain of $0.9 million was recorded on the exchange. The gain had an impact of $.01 on earnings per share for the first nine months of fiscal 2000.

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

       THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

       The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.2 million for the quarter ended June 30, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all.

       CAPITAL NEEDS.

       The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company purchased property, plant and equipment in the first nine months of fiscal 2001 totaling $0.1 million. During fiscal 2002, the Company plans to purchase or enter into lease financing for approximately $0.5 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry.

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