Form 10KSB
period 2001-09-29
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-01-13
CIK 6948

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                              ---------------------
                                   FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                           COMMISSION FILE NO. 1-6635

                        INNOVATIVE MICRO TECHNOLOGY, INC.
                         (Name of small business issuer)

                        Innovative Micro Technology, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  95-1950506
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          75 Robin Hill Road, Goleta, California              93117
         (Address of principal executive office)           (Zip Code)

       Registrant's telephone number, including area code: (805) 681-2800

        Securities registered pursuant to Section 12 (b) of the Act: None

                    Name of each exchange on which registered
                               Title of each class

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.0001 par value

                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes  [_]    No [X]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 or Regulation S-B contained in this form herein and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [X]

                      (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [__] No [X*]

      The aggregate market value of the Common Stock held by non-affiliates of registrant was $0.00 as of December 2, 2002.

      * Securities to be distributed under the Company's Plan of Reorganization have not been distributed as of the filing date.

                           DOCUMENTS INCORPORATED BY REFERENCE
None

         IN THIS ANNUAL REPORT ON FORM 10-KSB, THE WORDS "BELIEVE," "ESTIMATE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. ALL OF THE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN AND DIFFICULT TO PREDICT. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES INHERENT IN THE COMPANY'S BUSINESS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: THE COMPANY'S ABILITY TO MAKE THE TRANSITION TO VOLUME PRODUCTION OF MEMS PRODUCTS; THE COMPANY'S HISTORY OF LOSSES AND BANKRUPTCY; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL; CHANGING TECHNOLOGY; COMPETITION; THE COMPANY'S ABILITY TO PROTECT INTELLECTUAL PROPERTY; FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS; LACK OF AN ACTIVE TRADING MARKET; RISKS RELATED TO INTERNATIONAL TRANSACTIONS; ENVIRONMENTAL LAWS AND REGULATIONS, SUPPLIES OF RAW MATERIALS; ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CHARTER AND DELAWARE LAW; AND GENERAL ECONOMIC AND POLITICAL UNCERTAINTY.

ITEM 1. BUSINESS

      Innovative Micro Technology, Inc. ("the Company") is engaged in the business of the design and manufacture of MEMS devices. MEMS is an acronym for micro-electro-mechanical system, and MEMS devices are sometimes referred to as "micromachines." MEMS devices were first developed in the late 1970s and early 1980s. Generally speaking, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered owing to the large number of devices that can be made on a single wafer. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems which today are built using conventional techniques could be made using MEMS.


HISTORY

       The Company was incorporated in California in 1957 and was reincorporated in Delaware in 1987 under the name "Applied Magnetics Corporation." The Company was an independent manufacturer of head gimbal assemblies ("HGAs") and head stack assemblies (which consist of multiple HGAs assembled together with other components) to the disk drive industry. The disk drive industry is intensely competitive and largely dependent on sales to a limited number of major disk drive manufacturers and systems companies. Due to the small number of disk drive manufacturers and systems companies requiring independent sources of supply for magnetic recording heads, the Company's customer base was concentrated.

      The Company experienced a sudden drop in the demand for its family of inductive thin film heads starting in the middle of its first fiscal quarter of 1998. This drop in demand was due in part to an overall softening in the disk drive industry and reduced demand for recording heads and in part due to a rapid industry-wide adoption of magnetoresistive based recording head technology in the desktop platform. The Company was unable to respond.

       The Company filed for Chapter 11 Reorganization on January 7, 2000. The Company exited its Chapter 11 Reorganization on November 16, 2001 and changed its name to Innovative Micro Technology, Inc. The following section describes the history leading up to the Chapter 11 filing.

      FINANCIAL DIFFICULTIES. As a result of the technology changes in the marketplace, the Company experienced a 62.9% decline in revenue during fiscal 1998 and a 78.8% decline in fiscal 1999. This loss in revenue resulted in the Company experiencing significant operating losses in fiscal 1998 and 1999. The Company took several steps in 1999, in an effort to improve its financial and operating strength.

      On February 11, 1999, the Company completed a merger with DAS Devices, Inc., a research and development company. The merger initially improved product development efforts, but ultimately the Company was unable to use the new technology in its product offerings.

      On April 12, 1999, the Company completed the sale of its subsidiary, Magnetic Data Technologies, LLC to Dubilier & Company. The Company received approximately $25.9 million in net proceeds from the Mag Data Sale. On May 12, 1999, the Company embarked on a significant cost reduction program in order to realign expenses to respond to the reduced projections for revenue and cash flow from operations for the balance of calendar 1999, resulting in a 35% reduction in work force and consolidation of facilities. On July 14, 1999, the Company sold four million shares of its common stock to Kennilworth Partners II LP for $16 million and a senior subordinated convertible note receiving in return $25 million. On September 8, 1999 the Company completed a rights offering of common stock to its stockholders which raised approximately $17.2 million. Additionally, during September 1999, the Company reached agreements with respect to individual private placements of 2% convertible notes. These transactions, together with the Rights Offering, provided the Company with a total of approximately $27.4 million in new financing.

      Despite the foregoing efforts, throughout the last quarter of 1999, the Company continued to lose money as it attempted to keep pace with technology developments within its industry. As a result of its continuing losses, and the inability to obtain on a timely basis orders for its products, the Company was unable to turn around its business. As a result, the Company experienced continuing liquidity shortfalls and mounting pressure from its creditors, whose claims were increasingly past-due.

       RESTRUCTURING EFFORTS. In the months prior to the commencement of the Chapter 11 Reorganization, the Company initiated discussions with various of its equipment lessors in an effort to negotiate a comprehensive and global moratorium and restructuring. The Company was unable to consummate an out-of-court restructuring with the equipment lessors due in large measure to the Company's inability to obtain orders for its new products in time to turn the Company around.

      The Company made a formal proposal to its trade creditors regarding a compromise and extension of the Company's obligations. While certain of the Company's trade creditors accepted the Company's proposal, a substantial number of the trade creditors did not and in certain instances they commenced enforcement actions against the Company.

      Throughout the last quarter of 1999 and continuing until the Company commenced the Chapter 11 Reorganization, the Company attempted to raise new capital to finance its ongoing operations and avoid a Chapter 11 filing and the termination of its operations. The Company was not successful in this regard and filed for Chapter 11 Reorganization on January 7, 2000.

      DEBTOR IN POSSESSION ADMINISTRATION. During the administration of the Chapter 11 Reorganization, a number of events occurred in the effort to restructure the Company. These events included:

      LIQUIDATION OF NON-CORE EQUIPMENT ASSETS. To assist the Company in connection with the liquidation of equipment not required for the MEMS Business (the "Non-Core Equipment Assets"), the Bankruptcy Court authorized the Company to retain a professional auctioneer. The Company generated $3.1 million from the orderly, nonauction, sales of Non-Core Equipment Assets. The remaining Non-Core Equipment Assets were sold at auction. The auction sale generated approximately $3.0 million of net proceeds to the estate and there was no gain or loss recognized on the sale as the assets were written down to fair market value as of September 1999.

      REAL ESTATE BROKERS - LIQUIDATION OF REAL ESTATE. To assist the Company in the liquidation of its real property located at 6300 Hollister Avenue, Goleta, CA (the "Hollister Property"), the Company retained commercial real estate professionals. The Company was unable to sell the Hollister Property before the November 16, 2001 exit from the Chapter 11, but instead used the equity in the property as collateral to increase a short term loan of $2.0 million, secured in August of 2001, to an amount of $5.4 million to be used to fund the Company's working capital requirements. The increase to the loan was consummated in January 2002. The Company continues to pursue the sale of the Hollister Property.

      LIQUIDATION OF SUBSIDIARIES. On the Petition Date, the Company owned 100% of the outstanding stock of Applied Magnetics Korea, Ltd. ("AMC-Korea") and Applied Magnetics (M) SDN. BHD. ("AMC-Malaysia"). As a result of the Company ceasing its prior line of business, AMC-Korea and AMC-Malaysia both commenced an orderly liquidation process. In connection with the wind-down of AMC-Korea, the Company was able to sell the stock of AMC-Korea for net consideration to the Company of $1.7 million, and a release of any claims of AMC-Korea against the Company. The liquidation of AMC-Malaysia did not result in any proceeds to the Company.

      WARN ACT LITIGATION. Former AMC employees filed approximately 340 claims pursuant to the Worker Adjustment and Retraining Notification Act ("WARN Claims") asserting $1.4 million in obligations owing by the Company. The Company negotiated a settlement with the claimants. Each holder of WARN Claims who participates in the settlement will receive shares of new common stock, based upon the new common stock purchase price determined in the Plan of Reorganization, with a value equal to $1,505 per claimant. The settlement also provided for reimbursement of the out-of-pocket expenses and fees of counsel to the WARN Claims in the amount of $32,000.

      SUMMARY OF CLAIMS. Based upon the Company's review and analysis of its books and records, and the proofs of claim filed, the Company estimates that the total of claims allowed by the Bankruptcy Court (the "Allowed Claims") will be approximately $315.7 million.

      ISSUANCE OF NEW COMMON STOCK TO CLAIMANTS. The Company's Plan of Reorganization provided that, on the effective date, all of the old common stock was cancelled without consideration to the holders and the Company would subsequently issue 4,500,000 shares of new common stock to the classes of claimants designated in the Plan.

      EXIT FROM CHAPTER 11. The Confirmation Hearing for the Company's Plan of Reorganization was held on November 2nd and 3rd of 2001. The Plan was approved and the Effective Date of the Plan was determined to be November 16, 2001 ("Effective Date").

THE COMPANY'S MEMS BUSINESS

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

      The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive, and both provide service to outside customers using the portion of their capacity that exceeds Company needs. The Company has approximately 51,000 square feet of building space available to lease. As of September 29, 2001 approximately 34,000 square feet were under long term lease arrangements with annual future rental income of approximately $0.5 million.

       The Company has multiple customers for MEMS products. A major goal of the Company is to spread business risk by generating products in more than one industry. The Company serves the telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries and is looking forward to broadening into the wireless communication industry. These initiatives are in an early stage, and the Company can give no assurance that it will be successful in penetrating these businesses and diversifying its product lines and customer base.


EMPLOYEES

      The majority of the employees of the Company were employees of the Company when it was previously known as Applied Magnetics Corporation. Key engineers and technicians were rehired to maintain and operate the sophisticated equipment that is used in the fabrication of MEMS devices. Most of these individuals play a dual role of operations as well as process development. The employees cover the following technical areas:

      1. photolithography, including resist application, resist development, and patterned exposure;

      2.   deposition, including sputtering, ion beam deposition, plating;

      3.   etching, including wet-etching and dry (vacuum) processing;

      4.   planarization, including chemical-mechanical polishing;

      5.   wafer slicing, including gang-saw processing;

      6.   assembly,   including  die  bonding,  electrical  bonding,  precision
           alignment; and

      7.   testing, including mechanical and electrical testing.

      For Santa Barbara Tool and Die, the Company hired former AMC employees who had extensive tool and die experience. For Insight Analytical, the Company hired former AMC employees to operate the Company's analytical tools.

      As of September 29, 2001, the Company had 39 employees at its headquarters in Goleta, California.

TECHNOLOGY

      The Company has three main forms of technology: manufacturing technology, design technology, and service technology.

      The manufacturing technology encompasses photolithography, material deposition, and material removal, which are the essential methods of producing integrated wafers. While much of this technology was acquired to make magnetic recording heads for the disk drive storage industry, the techniques are broadly applicable and can be used in making MEMS devices. In addition, new manufacturing technology has been introduced into the Company via new equipment that has been purchased and the training required of the Company's personnel associated with the installation of this equipment. Additional manufacturing technology includes assembly and testing procedures, including precision alignment and assembly, ceramic bonding, wire attachment, and testing algorithms.

      Design technology the Company possesses comes from years of recording head experience, which afforded the Company special skills in the art of making magnetic materials, and finding uses for them. To that end, some of the Company's intended products surround magnetic MEMS devices. Specifically, the Company has skill and experience with generating high magnetic fields efficiently using thin-film coils coupled with high saturation magnetization materials capable of carrying magnetic flux. Coupled with MEMS concepts, this should allow the Company to design and manufacture magnetic actuators of all types.

      The Company's service technology comes in the form of the business offered by Santa Barbara Tool & Die and Insight Analytical.

INTELLECTUAL PROPERTY

      The Company regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and patent protection. The Company has filed eight patent applications with the United States Patent Office since January 2000, and more are in preparation for the MEMS business. In fiscal 2002 the Company received notification from the U.S. Patent office that its first patent had been issued. The Company holds many patents issued before January 2000 pertaining to the magnetic recording industry. These are deemed unnecessary for operations going forward.

      The Company believes that its success depends on the innovative skills and technological competence of its employees and upon proper protection of its intellectual properties. The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents that it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities or to suspend the manufacture of the products utilizing the patented invention.

VENDORS

      The Company purchases from a variety of vendors in the course of its business including providers of manufacturing supplies, office supplies, and direct materials. There are no extraordinary dependencies on any vendors, and in most cases there is a general market for the required products. One exception is the procurement of silicon-on-insulator wafers ("SOI wafers"), which can at times be in short supply.


CUSTOMERS

      The Company's customers are in four categories representing its four business segments: MEMS and wafer customers, machine shop tool and die customers, tenants of excess building space and analytical lab service customers.

       The MEMS business customers are in the telecommunication, biotechnology, microfluidics, inertial navigation, biomedical, and the personal security businesses. The personal security company, Fidelica Microsystems, Inc. ("Fidelica"), which specializes in hardware for personal identification, represented a significant portion of the Company's sales in fiscal 2001, as shown in the table below. In the second fiscal quarter of 2002, Fidelica cancelled their existing order with the Company for product cost reasons. Inertial navigation MEMS refers to MEMS gyroscopes. Biomedical MEMS includes manufacturing filters. Biotechnology refers to a variety of gene chips. Microfluidics includes print heads for ink-jet printing. Machine shop tool and die customers and analytical laboratory customers include multiple California companies and extend to out-of-state companies. The Company also leases excess space within its owned facility to tenants. The Company's sales by business segment for fiscal 2001 and 2000 are displayed below.

Sales by Customer:

                                        For the Years
                                           Ended:
                                      ------------------ -- ----------------
                                        September 29,        September 30,
(As a percentage of sales)                  2001                 2000
                                      ------------------    ----------------
Fidelica Microsystems, Inc.                         34%                 19%
All Others                                          66%                 81%
                                      ------------------    ----------------
Total                                              100%                100%
                                      ==================    ================

      Other than Fidelica Microsystems, Inc., no customer accounted for more than 10% of total sales.

Sales by Segment:

                                            For the Years
                                       Ended:
                                 ------------------- --- -------------------
                                   September 29,           September 30,
(As a percentage of sales)              2001                    2000
                                 -------------------     -------------------
MEMS                                            59%                     43%
Santa Barbara Tool and Die                      24%                     51%
Insight Analytical                               7%                      6%
Rental Income                                   10%                      0%
                                                         -------------------
                                 -------------------
Total                                          100%                    100%
                                 ===================     ===================

         The Company's products are sold in the United States by its direct sales personnel.


COMPETITION

       The Company competes with other independent MEMS manufacturers. They are generally private entities and information about their financial status is unavailable to the Company. The names of these firms are Standard MEMS, Applied MEMS, Tronics and Issys. Some of these companies operate wafer fabrication facilities using a four-inch diameter wafer compared to the six-inch format used by the Company. The larger wafer used by the Company has approximately twice the physical useable area, which provides approximately twice as many die per wafer. This feature provides the Company with cost advantages.

      The Company also competes with large Integrated Circuit manufacturers with six-inch wafer fabrication ("wafer fab") facilities. These firms include Sony, Analog Devices, Texas Instruments and Motorola. These firms are all significantly larger than the Company with greater financial, technical and marketing resources than the Company. They operate wafer fabs based on Complimentary Metal Oxide Semiconductor ("CMOS") technology which limits their use compared to the Company's equipment capabilities.

       The Company also competes with captive wafer fabs owned by vertically integrated MEMS users. These include: Intellisense, owned by Corning, Inc.; Cronos, which was recently sold by JDS Uniphase to Memscap S. A.; Kymata, owned by Alcatel; and Xros, owned by Nortel. The parents of these firms are all significantly larger than the Company with greater financial, technical and marketing resources than the Company. These firms are focused on producing products for the parent, but they also service external customers. IMT competes directly with Cronos on an optotel product as a second source to JDS Uniphase.

      The principal competitive factors in the markets the Company addresses are price, product performance, quality, product availability, responsiveness to customers and technological sophistication. See "Customers" for further discussion.

ENVIRONMENTAL REGULATIONS

      The Company uses hazardous chemicals in its manufacturing and is subject to a variety of environmental and land use regulations related to their use, storage and disposal. If the Company fails to comply with present or future regulations, liability, production suspension or delay could result. In addition, environmental or land use regulations could restrict the Company's ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges.

      The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other proceedings could arise in the future. In fiscal 2002 the Company was advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California, and may be required to pay an additional amount which management does not expect to be material. The EPA alleges that the Company provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds ("VOCs") at a former Company site in Goleta, California under an order of the California Regional Water Quality Control Board ("CRWQCB"). VOC contamination at the site has been reduced and the Company does not expect further expenditures at the site to be material.

      The Company is in the process of selling its unneeded facility in California. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The property adjacent to the Company is conducting a remediation project on its site for this same VOC and the CRWQCB has requested this property to place monitoring wells between the two properties to make a determination of possible intrusion from the adjacent site. The results of their testing showed the daughter products of the pertinent VOC. They have been asked to conduct bi-annual sampling of the wells. The Company believes it conducts its business in a manner that complies with environmental laws and regulations. While the Company's known environmental liabilities have largely been resolved and are not, either individually or taken together, material to its business and financial condition, there can be no assurance that material environmental claims will not arise in the future. If such claims arise, they could be extremely expensive to contest or to resolve if the Company is found responsible and does not have applicable insurance coverage, which would result in material harm to its business.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of April 30, 2002:

      Name                 Age Position or Office

      Dr. John S. Foster   44  Chief Executive Officer and Chairman of the Board
      Peter T. Altavilla   49  Chief Financial Officer, Corporate Controller and
                               Secretary

      Dr. John S. Foster has over 14 years of experience in technology and operations management. He joined the Company in 1993. He has held a variety of senior management positions including two years as the Company's Managing Director of its former operation in Penang, Malaysia and as the Vice President of Worldwide Operations. Dr. Foster holds a doctorate in Applied Physics from Stanford University. He was elected to the position of Chief Executive Officer of the Company on November 16, 2001 and to the position of Chairman of the Board on November 19, 2001.

      Peter T. Altavilla has been employed by the Company since 1987. He served as Assistant Controller until August 1, 1994, when he was elected to the position of Corporate Controller. Mr. Altavilla was elected Secretary on February 9, 1996. He was elected to the position of Chief Financial Officer of the Company on November 16, 2001.

ITEM 2.  PROPERTIES

      Certain information concerning the Company's principal properties at September 29, 2001 is set forth below:

Location                             Type             Principal Use                   Footage      Ownership
------------------------------------------------------------------------------------------------------------------

Goleta (Santa Barbara), CA   Headquarters, Office,    Marketing and manufacturing     130,000        Owned
                             plant and warehouse        research and engineering
Goleta (Santa Barbara), CA   Vacant plant                                             103,000        Owned (1)

(1) The Company plans to sell this facility

      The Company believes its existing manufacturing facilities are adequate to support customer requirements during fiscal 2002.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is not traded on any exchange or quoted on NASDAQ.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Financial Statements provided in this Report and with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

(In thousands, except per share and
employment amounts)
                                                             2001         2000
--------------------------------------------------------------------------------
OPERATIONS

Net sales                                                $   2,773    $     456
Loss from continuing operations                            (11,828)     (10,716)

Loss from discontinued operations                                0      (23,048)
                                                         -----------  ----------
Net loss                                                   (11,828)     (33,764)

Net loss per share:
   Loss from continuing operations per
 common share                                            $   (0.17)   $   (0.16)

   Discontinued operations, net                               0.00        (0.33)
                                                         -----------  ----------

   Loss per common share - basic and diluted                 (0.17)       (0.49)


Weighted average number of common shares
outstanding-basic and diluted                               70,444       69,598

BALANCE SHEET

Working capital                                          $  (4,314)   $     477
Total assets                                                29,355       32,912
Total liabilities subject to compromise                    315,709      313,966
Shareholders' deficiency                                  (294,025)    (283,397)


OTHER DATA
Year-end employment                                             39           32

BUSINESS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under " - Risk Factors Affecting Our Business" and elsewhere in this report.

      The Company exited its Chapter 11 Reorganization process on November 16, 2001. The Company will adopt the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company will be allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. As provided for under the Company's reorganization plan, the Company will convert approximately $185 million of debt discharge and $131 million of trade credit and operating leases to equity in the reorganized entity.

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

      The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of excess space in its owned facility under long term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive, and both use their capacity that exceeds Company needs to provide services to outside customers. The Company has approximately 51,000 square feet of building space available to lease. As of September 29, 2001 approximately 34,000 square feet were under long-term lease arrangements with annual rental income of approximately $.5 million.

ANNUAL RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the Company as a percentage of net sales for the last two fiscal years.


                                                      FOR THE YEARS ENDED
                                                  ------------------------------
                                                  SEPTEMBER 29,    SEPTEMBER 30,
                                                       2001            2000
                                                  ------------------------------
Net sales
  MEMS and Other                                       90.1%            100.0%
  Rental income                                         9.9%              0.0%
  Subtotal                                            100.0%            100.0%
Cost of sales
  MEMS and Other                                      227.3%            883.1%
  Rental income                                         7.0%              7.0%
  Subtotal                                            234.3%            890.1%
Gross loss                                           -134.3%           -790.1%
Operating expenses
     Research and development                          12.5%             61.6%
     Selling, general and administrative               57.5%            247.4%
     Impairment of long lived assets                   88.9%              0.0%
     Total operating expenses                         158.9%            309.0%
Loss from operations                                 -293.2%          -1099.1%
Interest income                                         1.2%              0.9%
Interest expense                                      -53.1%           -222.2%
Other income, net                                       0.0%            193.4%
  Loss from continuing operations before             -345.1%          -1127.0%
      reorganization costs and income taxes
Reorganization Costs                                  -81.3%           -440.3%
Loss from continuing operations before taxes         -426.4%          -1567.3%
Provision for income taxes                              0.1%              0.0%
Discontinued operations, net                            0.0%          -5837.1%
Net loss                                             -426.5%          -7404.4%

      NET SALES: Net sales increased to $2.8 million in fiscal 2001 over net sales of $0.5 million in fiscal 2000, primarily due to the fact that 2001 represented a full year of operations and that the start up of the reorganized business did not take place until late in the second fiscal quarter of 2000. The MEMS portion of the business had sales of $1.6 million and $0.2 million for fiscal 2001 and 2000, respectively. Santa Barbara Tool and Die generated sales of $0.7 million in fiscal 2001 compared to $0.2 million in fiscal 2000. Insight

Analytical had $0.2 million of sales in fiscal 2001 and minimal sales in fiscal 2000. The leasing of excess space did not begin until fiscal 2001 and generated sales of $0.3 million.

      GROSS LOSS: The gross loss was a negative 134.3% or $3.7 million for fiscal 2001 compared to a negative 790.1% or $3.6 million for fiscal 2000. The change is primarily due to the fact that fiscal 2001 represented a full year of operations for the reorganized business, compared to fiscal 2000, in which the start up occurred late in the second fiscal quarter. The gross deficit improvement was primarily due to the revenue increase in fiscal 2001 allowing for absorption of the fixed cost elements associated with the wafer fabrication facility. These fixed costs include depreciation, utilities and the engineering staff. The MEMS portion of the business had a gross deficit of $4.0 million or a negative 243.8% in fiscal 2001 compared to a gross deficit of $3.5 million or a negative 1815.9% in fiscal 2000. Santa Barbara Tool and Die had a minimal gross profit in fiscal 2001 and a minimal gross deficit in fiscal 2000. Insight Analytical generated a minimal profit of $0.2 million or 79% in fiscal 2001 and a minimal gross deficit in fiscal 2000. The leasing of space to our tenants provided a gross profit of $0.1 million or 29% for its first year of business in fiscal 2001.

      RESEARCH AND DEVELOPMENT: Research and development expenses ("R&D") were $0.3 million for both fiscal 2001 and 2000. These expenses represented 12.5% and 61.6% of net sales, respectively, for such periods.

      R&D expenditures for the Company focus on development of new MEMS devices and the associated production processes for the telecommunication, computer electronics, inertial navigation, and the biomedical product areas. R&D expenditures are expected to grow as the Company continues to diversify into new product areas, such as wireless communication technology. The Company currently has four employees focused on the development of new products and manufacturing processes.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses were $1.6 million and $1.1 million in fiscal 2001 and 2000, respectively. These amounts include $0.5 million in each fiscal year of expenses related to a California property that the Company is planning to sell. The total selling, general and administrative expenses represented 57.5% and 247.4% of net sales, respectively, for such periods. The Company currently has six employees providing the services reported as SG&A. The cost increase in fiscal 2001 compared to 2000 was primarily due to the fact that 2001 represented a full year of operations and the start up of the MEMS business did not take place until late in the second fiscal quarter of 2000.

      IMPAIRMENT OF LONG-LIVED ASSETS: The Company adjusted the value of its machinery and equipment to market value in the fourth fiscal quarter of 2001. An orderly liquidation value appraisal was performed by a third party at the request of the Company, and the valuation indicated that the equipment, similar to that used by semiconductor manufacturers, required a reduction in value of approximately $2.5 million. . REORGANIZATION COSTS: Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing.

      INTEREST EXPENSE: Interest expense was $1.5 million and $4.6 million in fiscal 2001 and 2000, respectively. The decrease from fiscal 2000 is predominantly due to the interest expense associated with the Company's unsecured debt that was extinguished when the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000.

      PROVISION FOR INCOME TAXES: The fiscal 2001 provision for income taxes included minimum state taxes.

      Under the terms of the bankruptcy, the Company may not be able to receive any benefit from previously accumulated net operating loss carryforwards prior to the bankruptcy. Portions of the Company's pre-bankruptcy tax losses may be eligible for use in future periods. The Company is currently evaluating these amounts. Since January 7, 2000, the Company has accumulated net operating loss carryforwards of approximately $16.8 million for federal tax purposes and $8.4 million for state tax purposes as of September 29, 2001. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At September 29, 2001, all identified deferred tax assets are reduced by a valuation allowance therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $1.7 million at September 29, 2001 from $1.1 million at September 30, 2000. The increase in cash was primarily due to the following sources of cash: $1.6 million from the sale of excess equipment, $2.0 million from a mortgage secured by the real property owned by the Company and $1.2 million collected from a stock subscription receivable. These sources were primarily offset by the net use of cash by operations of $3.9 million plus the purchase of new equipment of $0.1 million.

      On September 5, 2001 the Company entered into a $2.0 million mortgage secured by the Hollister property. The loan has a three-month term, with the ability to extend it for an additional nine months. The loan requires interest-only monthly payments at 12% annual interest rate. The loan also provided an option for the Company to borrow an additional $3.4 million at 12% annual interest rate with a three-year term for the entire $5.4 million. The Company exercised this option in December of 2001 (see subsequent events footnote).

      The MEMS industry is capital intensive and requires expenditures for manufacturing equipment and research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2002, the Company plans approximately $0.5 million in capital expenditures primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. Capital equipment purchase commitments totaled $0.4 million at September 29, 2001.

      The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2002 depend heavily on its ability to achieve volume production of its MEMS products on a timely basis and obtain additional financing. Although the Company is devoting substantial engineering and manufacturing resources to its production goals, there can be no assurances that the Company will achieve planned production levels on a timely basis. The Company completed an equity financing transaction with a strategic investor on August 2, 2002 for $5 million in cash. The Company issued the investor 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and the value was determined to be $0.3 million using the Black-Scholes option pricing model. The second warrant has a term of thirty-six months and the value was determined to be $1.4 million using the Black-Scholes option pricing model. The Company expects the $5 million investment to provide the cash required to fund the Company's working capital needs through the second quarter of fiscal 2003. The Company cannot give assurance that additional financing will be available or, if available, that its terms will be favorable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations, negative cash flow and shareholders' deficiency the Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $11.8 million for the fiscal year ended September 29, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability even in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

COMMITMENTS AND CONTINGENCIES

      The Company uses hazardous chemicals in its manufacturing and is subject to a variety of environmental and land use regulations related to their use, storage and disposal. If the Company fails to comply with present or future regulations, liability, production suspension or delay could result. In addition, environmental or land use regulations could restrict the Company's ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges.

      The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other proceedings could arise in the future. The Company has recently been advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California, and may be required to pay an additional amount which management does not expect to be material. The EPA alleges that the Company provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds ("VOCs") at a former Company site in Goleta, California under an order of the California Regional Water Quality Control Board ("CRWQCB"). VOC contamination at the site has been reduced and the Company does not expect further expenditures at the site to be material.

      The Company is in the process of selling an unneeded facility in California, the Hollister property. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well and test results confirmed the low level VOC concentration. The property adjacent to the Hollister property is conducting a remediation project on its site for this same VOC and the CRWQCB has requested this property to place monitoring wells between the two properties to make a determination of possible intrusion from the adjacent site. The results of their testing showed the daughter products of the pertinent VOC. They have been asked to conduct bi-annual sampling of the wells.

      The Company believes it conducts its business in a manner that complies with environmental laws and regulations. While the Company's known environmental liabilities have largely been resolved and are not, either individually or taken together, material to its business and financial condition, there can be no assurance that material environmental claims will not arise in the future. If such claims arise, they could be extremely expensive to contest or to resolve if the Company is found responsible and does not have applicable insurance coverage, which would result in material harm to its business.

      Purchase commitments associated with capital expenditures were $0.4 million at September 29, 2001

      The Company has no leases for which it is the lessee.

CRITICAL ACCOUNTING POLICIES

      Application of the Company's accounting policies require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, warranty costs and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

      REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight
Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in fiscal 2001 or 2000. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise are recorded at their historical value, however, the liabilities will not be settled at this amount. The liabilities not under compromise approximate fair value due to their short term nature or market rate of interest.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company will implement SFAS 142 beginning in its fiscal year 2003 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

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

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $11.8 million for the fiscal year ended September 29, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability even in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

      CAPITAL NEEDS.

      The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company purchased property, plant and equipment in fiscal 2001 totaling $0.1 million. During fiscal 2002, the Company plans to purchase or enter into lease financing for approximately $0.5 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company will need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

           .    political and economic instability; and

           .    trade barriers.

      Any of these factors could seriously harm the Company's international operations and, consequently, its business.

      ENVIRONMENTAL LAWS AND REGULATIONS.

      The Company's manufacturing processes employ hazardous substances and are subject to regulation pursuant to various federal and state laws governing the environment. In the past, the Company has been subject to claims by government agencies and individuals related to disposal of hazardous materials. See "Item
1. Business - Legal Proceedings" and " - Environmental Regulations." These matters have largely been resolved and the Company believes it conducts its business in a manner that complies with environmental laws and regulations. Nevertheless, material environmental claims could arise in the future, which could have a material adverse effect on the Company.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (See Pages F-3 through F-6)


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT

      The following table provides information concerning each of our directors and executive officers:

                                  DIRECTOR
              NAME        AGE       SINCE             POSITION OR OFFICE
           ----------    ------   ---------          --------------------
John S. Foster             43        n/a      Chief Operating Officer
Peter T. Altavilla         48        n/a      Corporate Controller and Secretary
Harold R. Frank            76        1957     Chairman Emeritus and Director
Herbert M. Dwight, Jr.     70        1989     Director
Jerry E. Goldress          70        1995     Director
R.C. Mercure, Jr.          69        1982     Director

      Excluding traffic violations or other minor offenses, during the five years preceding the date of this report, none of the directors or executive officers named above has been convicted in any criminal proceeding or been subject to a pending criminal proceeding. Each of the directors and executive officers named above served in such capacity at the time the Company filed its petition of bankruptcy.

      Dr. Foster became our employee in 1993. He has served in a number of management positions for us, including Managing Director of our operations in Penang, Malaysia and our Vice President of Worldwide Operations. Dr. Foster was appointed Chief Operating Officer on February 26, 1999. Dr. Foster has over 13 years of experience in the magnetic recording head industry.

      We have employed Mr. Altavilla since 1987. He served as Assistant Controller until August 1, 1994, when he was elected to his present position as Corporate Controller. Mr. Altavilla was elected Secretary on February 9, 1996.

      Mr. Frank, our founder, was named our Chairman Emeritus on November 3, 1995. He is also director of Circon Corporation, a producer of endoscopes and ultra miniature color video cameras for medical and industrial applications, Trust Company of the West, a financial institution, and Key Technology, Inc., a manufacturer of automated food processing systems.

      Mr. Dwight is, and for more than five years has been, Chairman of the Board of Directors of Optical Coating Laboratory, Inc., which is engaged in the design, development and production of precision optical thin film components. He is also a director of Applied Materials, Inc., a wafer fabrication equipment manufacturer, and Advanced Fiber Communications, Inc., a company engaged in providing telecommunications systems for local access.

      Mr. Goldress is, and for more than five years has been, Chief Executive Officer of Grisanti, Galef & Goldress, Inc. Mr. Goldress is also a director of K2, Inc., a manufacturer of snow skis and fishing tackle. For additional information concerning the relationship between Grisanti, Galef & Goldress, Inc. and us see "Certain Relationships and Related Transactions".

      Dr. Mercure has since 1996 been Chairman and Chief Executive Officer of CDM Optics, Inc., a manufacturer of optical components and systems. Prior to 1996 he was Professor and Director of the Engineering Management Program at the University of Colorado at Boulder. Dr. Mercure has been our Director since 1982. He is also a director of Ball Corporation, a manufacturer of metal and plastic containers.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal 2001.

ITEM 10 - EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table shows, as to the past acts in his capacity of chief executive officer and our only other executive officer whose salary plus bonus exceeded $100,000 during the fiscal year ended September 29, 2001, information concerning compensation paid for services to us in all capacities during that fiscal year, as well as the total compensation paid to each such individual in each of our preceding two fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal year).

                                                         Annual Compensation                 Long-Term Compensation
                                                  ----------------------------------------------------------------------------------
                                                                                            Awards           Payouts
                                                                                    --------------------------------------
                                                                         Other                   Securities
                                                                         Annual     Restricted   underlying               All Other
                                                                         Compen-       Stock        Options/   LTIP       Compen-
                                                   Salary    Bonus (3)   sation (1)  Awards (8)    SARs (3)   Payouts (3) sation (4)
   Name and Principal Position       Year            ($)        ($)         ($)          (#)        ($)       ($)            ($)
 -------------------------------- -------------- ----------- ----------- ---------- -----------  -----------  ----------- ----------
 John S. Foster                        2001       265,000
 Chief Operating Officer (2)           2000       265,000                                                                    47,587
                                       1999       164,000
------------------------------------------------------------------------------------------------------------------------------------
 Peter T. Altavilla                    2001       135,000
 Controller and Secretary              2000       135,000                                                                     6,524
                                       1999       135,000                                                                    36,417
------------------------------------------------------------------------------------------------------------------------------------

(1) The value of perquisites, if any, fell below $50,000 or 10% of reported base salary and bonus for each executive.

(2)   Acts as the Company's chief executive officer.

(3)   None granted.

(4)   Payments made for accrued vacation pay.

EMPLOYMENT AGREEMENTS

      The Company has entered into severance agreements with certain executive officers and key employees of the Company, including both of the named executive officers shown in the Summary Compensation Table.

      These agreements are intended to provide for continuity of management in the event of a change in control of the Company. The agreements provide that covered executive officers and key employees could be entitled to certain severance benefits following a change in control of the Company. If, following a change in control, the executive officer or key employee is terminated by the Company for any reason, other than for disability or for cause, or if such executive officer or key employee terminates his or her employment for good reason (as this term is defined in the agreements), then the executive officer or key employee is entitled to a severance payment that will be the executive's or key employee's base amount for a period of twelve months, as defined in the agreements. The severance payment generally is made in the form of a lump sum.

      "Base amount" means the sum of (a) the executive officer's or key employee's then monthly base salary; (b) the executive's or key employee's then monthly car allowance, if any, and (c) one-twelfth of an amount equal to any bonus the executive officer or key employee received or was entitled to receive for the fiscal year immediately preceding a change in control.

      If a change in control occurs, the agreements are effective for a period of three years thereafter. Under the severance agreements, a change in control would include any of the following events: (1) any "person", as defined in the Securities Exchange Act of 1934, as amended, acquires 20 percent or more of the Company's voting securities; (ii) a majority of the Company's directors are replaced during a two-year period; or (iii) shareholders approve certain mergers, or a liquidation, or sale of the Company's assets.

      Dr. Foster and Mr. Altavilla are parties to indemnification agreements with the Company. These agreements provide, among other things, that the Company shall (i) indemnify them against certain liabilities that may arise by reason of their status as executive officers provided they acted in good faith and in a manner reasonably believed to be in the best interests of the Company and, with respect to any criminal action, had no cause to believe their conduct was unlawful, (ii) to advance the expenses actually and reasonably incurred as a result of any proceeding against them by third parties or by or in right of the

Company, where the indemnitee acted in good faith in a manner the indemnitee believed to be in the best interest of the Company (subject to repayment if it is determined that the indemnitee is not entitled to indemnification); and (iii) to make a good faith attempt to obtain directors' and officers' insurance. There is no action or proceeding pending or, to the knowledge of the Company, threatened which may result in a claim for indemnification by any director, officer, employee or agent of the Company.

COMPENSATION OF DIRECTORS

      No compensation was paid to directors during fiscal 2000 or fiscal 2001.

      The Company pays to each director who is not employed by the Company an annual retainer of $15,000 and $1,250 for each meeting of the Board of Directors they attend. The Directors received no compensation for their services in fiscal 2000 or 2001. Directors who serve on committees of the Board of Directors are entitled to be paid $1,250 for attendance at meetings of such committees if they occur on days other than on a regularly scheduled board meeting day. Directors are also reimbursed for all expenses incurred by them in their capacity as a director of the Company. Directors are not compensated for meetings held by teleconferencing facilities. The Board of Directors may modify such compensation in the future. In addition, each director not employed by the Company, upon joining the Board of Directors, receives an option to purchase 5,000 shares of the Common Stock of the Company and, thereafter, an option to purchase 5,000 shares of Common Stock on the date of each annual meeting at which such person is reelected to serve as a director. Such options will have an exercise price equal to the fair market value of such shares on the date of grant, become exercisable in two equal annual installments commencing on the first anniversary of the grant thereof, and expire on the tenth anniversary of the date of grant. The Directors received no stock option grants in fiscal 2000 or fiscal 2001.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           SECURITY OWNERSHIP BY PRINCIPAL STOCKHOLDERS AND
                                   MANAGEMENT

      The following table contains certain information regarding beneficial ownership of our common stock as of September 29, 2001 by (a) each person that we know owns beneficially more than 5% of our common stock, (b) each of our directors, (c) our Chief Executive Officer and our two other most highly compensated executive officers and (d) all of our directors and executive officers as a group:

                                                                        SHARES BENEFICIALLY     PERCENT OF
                             NAME                                               OWNED           CLASS (1)
Non-Employee Directors
     Herbert M. Dwight, Jr.                                                     40,000 (2)            0.1%
     Harold R. Frank.                                                          308,906 (2)(3)         0.4%
     Jerry E. Goldress.                                                         35,000 (2)            0.0%
     R.C. Mercure, Jr                                                           45,533 (2)            0.1%
Executive Officers:
     Craig Crisman                                                             119,643 (4)            0.2%
     John S. Foster                                                             23,256 (5)            0.0%
     Peter T. Altavilla                                                          7,858 (6)            0.0%
All Directors and Named  Executive  Officers as a Group (seven
     persons).                                                                 580,196 (7)            0.8%
Five Percent Stockholders:
     Kennilworth Partners II LP                                             50,345,898 (8)          45.26%
     The Chase Manhattan Bank, as Trustee for First Plaza                    5,123,797 (9)            7.3%
         Group Trust
     Guardian Life Insurance Co. of America                                  7,000,000                9.9%
------------------------------------------------------

(1) Calculation is based upon the number of shares of our common stock outstanding on September 29, 2001, 70,574,306.

(2) Includes, as to each of Messrs. Dwight and Mercure, options, exercisable within 60 days, to purchase 40,000 shares, and as to each of Messrs. Frank and Goldress, options, exercisable within 60 days, to purchase 35,000 shares, in each case under our 1994 Non-Employee Directors' Stock Option Plan.

(3) Does not include 233,807 shares held by Wilmington Trust Company, as sole Trustee under irrevocable trusts for three of Mr. Frank's grandchildren, as to all of which he disclaims any beneficial interest. Includes 1,558 shares held by Mr. Frank as custodian under the California Uniform Transfers to Minors Act, as to which shares he disclaims any beneficial interest. Includes options, exercisable within 60 days, to purchase 35,000 shares under the 1994 Non-Employee Directors' Stock Option Plan.

(4)   Includes options, exercisable within 60 days, to purchase 119,643 shares.

(5) Includes options granted under employee stock option plans to purchase 19,681 shares exercisable within 60 days.

(6) Includes options, exercisable within 60 days, granted under employee stock option plans to purchase 5,000 shares.

(7)   Includes options, exercisable within 60 days, to purchase 294,324 shares.

(8)   Includes  options,  exercisable  within  60 days,  to  acquire  40,798,226 shares.



      As of September 29, 2001, our stock is held of record by 1,847 persons.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following is a list of exhibits filed as a part of this report.

     Exhibit
     Number                             Description
     ------                             -----------

         2.1 Debtor's Third Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Dated as of September 24, 2001 (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed November 20, 2001).

         3.1     Amended and Restated Certificate of Incorporation.*

         3.2     Amended and Restated  Bylaws of  Innovative  Micro  Technology,
                 Inc.*

         4.1 Form of Warrant Agreement between the Company and Certain Claimants Under the Plan of Reorganization.*

         4.2 Warrant Agreement between the Company and L-3 Communications Corporation, dated August 1, 2002 (incorporated by reference to
                 Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 13, 2002).

         10.1 Change in Control Agreement between the Company and John Foster, dated April 15, 2002.*

         10.2 Change in Control Agreement between the Company and Peter T. Altavilla, dated April 15, 2002.*

         10.3    Form of Indemnification Agreement for directors and officers.*

         10.4 Stock Purchase Agreement between the Company and L-3 Communications Corporation, dated August 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 13, 2002).

         10.5    2001 Stock Incentive Plan.*

         10.6    Form of Stock Option Agreement under 2001 Stock Incentive
                 Plan.*

         10.7    Form of Restricted  Stock  Agreement under 2001 Stock Incentive
                 Plan.*

         10.8 Fixed Rate Note of the Company, payable to Owens Financial Group, Inc., dated December 20, 2001.*

         10.9 Deed of Trust, Security Agreement and Assignment of Leases and Rents, between the Company, Owens Financial Group, Inc. and Investors Yield, Inc., dated December 20, 2001.*

         10.10 Worldwide Cash Profit Sharing Plan (incorporated by reference to Exhibit 10 to Amendment No. 1 to the Company's Report on Form 10-Q filed March 4, 1996).

         10.11 Recapitalization Agreement, dated as of March 20, 1999 and as amended by Amendment No. 1 dated as of April 9, 1999, among MDT Holdings, LLC, Applied Magnetics Corporation, DDCI, LLC, Vestro Investments Group Limited, Milestone Acquisitions II, LLC and Magnetic Data Technologies, LLC (incorporated by reference to
                 Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 26, 1999).

*Filed with this report.



          (b) Reports on Form 8-K.


           None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNOVATIVE MICRO TECHNOLOGY, INC.

                                          /s/ John S. Foster
                                          John S. Foster
                                          Chairman and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John S. Foster                                              January 13, 2003
-------------------
Chairman, Director and Chief Executive Officer

/s/ Peter T. Altavilla                                          January 13, 2003
-----------------------
Peter T. Altavilla
Chief Financial Officer and Secretary

/s/Daniel Armel                                                 January 13, 2003
----------------
Daniel Armel
Director

/s/ Scott Avila                                                 January 13, 2003
----------------
Scott Avila
Director

/s/Calvin Quate                                                 January 13, 2003
----------------
Dr. Calvin Quate
Director

                        Innovative Micro Technology, Inc.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Related Information


Financial Statements:

Independent Auditor's Report                                              F-2

Balance Sheet as of September 29 2001                                     F-3

Statements of Operations for the years ended September 29, 2001
and September 30, 2000                                                    F-4

Statements of Shareholders' Deficiency for the years ended
September 29, 2001 and September 30, 2000                                 F-5

Statements of Cash Flows for the years ended September 29, 2001
and September 30, 2000                                                    F-6

Notes to Financial Statements                                             F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Innovative Micro Technology, Inc.
Goleta, California

We have audited the accompanying balance sheet of Innovative Micro Technology, Inc. (Debtor-in-Possession) ("The Company") as of September 29, 2001, and the related statements of operations, shareholders' deficiency and cash flows for the years ended September 29, 2001 and September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Innovative Micro Technology, Inc. as of September 29, 2001, and the results of its operations and its cash flows for the years ended September 29, 2001 and September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

As discussed in Note 1 to the financial statements, on November 16, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective after the close of business on November 16, 2001. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 1.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP
Los Angeles, California
January 8, 2003

                        Innovative Micro Technology, Inc
                                  BALANCE SHEET
                 (In Thousands, except share and par value data)

                                     ASSETS

                                                                                 As of
                                                                           ---------------
                                                                             September 29,
                                                                                 2001
ASSETS
Current assets:
    Cash                                                                   $        1,697
    Accounts receivable, net of allowance for doubtful accounts of $11                733
    Inventories                                                                       454
    Prepaid expenses and other                                                        299
                                                                             -------------
Total current assets                                                                3,183
                                                                             -------------
Property, plant and equipment, at cost:
    Land                                                                            8,750
    Buildings                                                                      10,725
    Manufacturing equipment                                                         1,683
    Construction in progress                                                           23
                                                                             -------------
Total property, plant and equipment, at cost                                       21,181
    Less-accumulated depreciation and amortization                                 (1,215)
                                                                             -------------
Total property, plant and equipment                                                19,966
                                                                             -------------

Other assets                                                                        6,206
                                                                             -------------
Total assets                                                               $       29,355
                                                                             =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Current portion of long-term debt                                      $        2,000
    Accounts payable                                                                  518
    Accrued payroll and benefits                                                      207
    Accrued audit and legal                                                         3,897
    Accrued property taxes                                                             63
    Deferred revenue                                                                  784
    Other current liabilities                                                          28
                                                                             -------------
Total current liabilities                                                           7,497
                                                                             -------------
Other long-term liabilities                                                           174
                                                                             -------------

Liabilities subject to compromise under reorganization proceedings                315,709

Shareholders' Deficiency:
    Preferred stock, $.10 par value, authorized 5,000,000 shares,
           none issued and outstanding                                                  -
    Common stock, $.10 par value, 120,000,000 shares authorized,
          70,574,306 shares issued and outstanding at September 29, 2001            7,057
    Paid-in capital                                                               345,100
    Accumulated deficit                                                          (644,601)
                                                                             -------------
                                                                                 (292,444)

  Treasury stock, at cost (130,552 shares at September 29, 2001)                   (1,581)
                                                                             -------------
Total shareholder's deficiency                                                   (294,025)
                                                                             -------------
Total liabilities and shareholder's deficiency                             $       29,355
                                                                             =============
The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                            STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)

                                                                For the Years Ended
                                                      -----------------------------------
                                                         September 29,    September 30,
                                                             2001             2000
                                                      ---------------    -------------
Net sales
  MEMS and Other                                      $        2,498   $          452
  Rental income                                                  275                4
                                                       --------------    -------------
  Total                                                        2,773              456
Cost of sales
  MEMS and Other                                               6,303            4,027
  Rental income                                                  194               32
                                                       --------------    -------------
  Total                                                        6,497            4,059
                                                       --------------    -------------
   Gross loss                                                 (3,724)          (3,603)
                                                       --------------    -------------

Research and development expenses                                347              281
Selling, general and administrative expenses                   1,595            1,128
Impairment of long-lived assets                                2,465                -
                                                       --------------    -------------
   Loss from Operations                                       (8,131)          (5,012)
                                                       --------------    -------------

Interest income                                                   31                4
Interest expense                                              (1,472)          (4,582)
Gain on troubled debt restructuring bond conversion                -              882
                                                       --------------    -------------
   Other income (expense)                                     (1,441)          (3,696)

Reorganization Costs                                           2,255            2,008
                                                       --------------    -------------
  Loss from continuing operations before income taxes        (11,827)         (10,716)
Provision for income taxes                                         1                -
Discontinued operations, net                                       -          (23,048)
                                                       --------------    -------------

   Net loss                                           $      (11,828)  $      (33,764)
                                                       ==============    =============

Net loss per share:
   Loss from continuing operations per common share   $        (0.17)  $        (0.16)
   Discontinued operations, net                                 0.00            (0.33)
                                                       --------------    -------------
   Loss per common share - basic and diluted          $        (0.17)  $        (0.49)
                                                       ==============    =============

   Common shares - basic and diluted                          70,444           69,598
                                                       ==============    =============

The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                      (In Thousands, except share amounts)

                                               Common Stock                                 Treasury Stock
                                      ---------------------------------              -------------------------------
                                                            Accumulated                                   Stock
                                       Number of             Paid-in     Accumulated  Number of        Subscription  Shareholders'
                                        Shares      Amount   Capital      Deficit      Shares   Amount   Receivable   Deficiency
                                      ------------ --------------------  ----------  ---------- ----------------------------------
Balance, October 2, 1999               65,026,634   $6,502    $333,927   $(599,009)    130,552  $(1,581)   $(1,200)      (261,361)
  Stock exchanged for 7% Convertible
      Debenture Bonds                   2,000,000      200       7,610                                                      7,810
  Stock exchanged for 14% Convertible
      Debenture Bonds                   3,547,672      355       1,645                                                      2,000
  Troubled debt restructuring bond
      conversion                                                 1,918                                                      1,918
  Net loss                                                                 (33,764)                                       (33,764)
                                      --------------------------------------------------------------------------------------------
Balance, September 30, 2000            70,574,306    7,057     345,100    (632,773)    130,552   (1,581)    (1,200)      (283,397)
                                      --------------------------------------------------------------------------------------------
  Stock Subscription Received                                                                                1,200          1,200
  Net loss                                                                 (11,828)                                       (11,828)
                                      --------------------------------------------------------------------------------------------
Balance, September 29, 2001            70,574,306   $7,057    $345,100   $(644,601)    130,552  $(1,581)   $    -       $(294,025)
                                      ============================================================================================

The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       For the Years Ended
                                                               -------------------------------
                                                                  September 29,  September 30,
                                                                     2001            2000
                                                                 --------------  -------------
  Cash Flows from Operating Activities:
  Net loss                                                     $      (11,828) $      (33,764)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Loss from discontinued operations                                     -          23,048
      Gain on troubled debt restructuring bond conversion                   -            (882)
      Impairment of long-lived assets                                   2,465               -
      Depreciation and amortization                                     1,804             974
      Amortization of loan costs                                           24               -
      Gain on sale of  assets                                             (34)              -
      Bad debt provision                                                    4               -
      Non-cash interest                                                 1,427           4,576
      Non-cash property taxes                                             316             832
      Changes in assets and liabilities:
          Accounts receivable                                            (554)          1,021
          Inventories                                                    (454)              -
          Prepaid expenses and other                                      (75)            (44)
          Other assets                                                   (380)           (213)
          Accounts payable                                                294             224
          Accrued payroll and benefits                                     78            (671)
          Accrued property taxes                                           63               -
          Accrued audit and legal                                       2,160           1,609
          Deferred revenue                                                784               -
          Other current liability                                        (125)             69
          Other liabilities                                               174               -
----------------------------------------------------------------------------------------------
      Net cash flows used in continuing operations                     (3,857)         (3,221)
      Net cash flows used in discontinued operations                        -         (20,250)
----------------------------------------------------------------------------------------------
      Net cash flows used in operating activities                      (3,857)        (23,471)
----------------------------------------------------------------------------------------------
  Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                             (103)         (3,102)
  Proceeds from sale of fixed assets                                    1,581           4,660
  Proceeds from sale of businesses                                          -           1,707
----------------------------------------------------------------------------------------------
      Net cash flows provided by investing activities                   1,478           3,265
----------------------------------------------------------------------------------------------
  Cash Flows from Financing Activities:
  Proceeds from note payable                                                -             100
  Repayment of note payable                                              (100)              -
  Proceeds from issuance of debt                                        2,000           7,625
  Debt issuance costs                                                     (84)              -
  Proceeds from issuance of convertible debentures                          -           5,000
  Expenses related to conversion of convertible debentures                  -            (190)
  Proceeds from stock issuance to investors                             1,200               -
----------------------------------------------------------------------------------------------
      Net cash flows provided by continuing operations                  3,016          12,535
      Net cash flows provided by discontinued operations                    -               -
----------------------------------------------------------------------------------------------
      Net cash flows provided by financing activities                   3,016          12,535
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           637          (7,671)
Cash at beginning of year                                               1,060           8,731
----------------------------------------------------------------------------------------------
Cash at end of year                                            $        1,697  $        1,060
----------------------------------------------------------------------------------------------
Supplemental Cash Flow Data:
Interest paid                                                  $            -               -
                                                                 =============   =============
Income taxes paid                                              $            1               -
                                                                 =============   =============

Supplemental Schedule of non-cash activities:

On October 7, 1999, the Company completed a private placement which provided the Company with additional financing of $5.0 million through 2% convertible debt instruments. This transaction also included conversion of $5M of 7% convertible subordinated debentures due in March 2006 with an adjusted common stock conversion price of $16.15 to $2M of 2% convertible debentures due in September 2004 with a common stock conversion price of $1.00. The transaction was treated as a troubled debt restructuring under FAS 15 "Accounting for Debtors and Creditors for Troubled Debt Restructurings". The fair value of the conversion feature of the newly issues debt was calculated as $1.9 million using the Black-Scholes option pricing model; assuming a 5.8% risk-free interest rate, anticipated volatility of 200%, expected life of 5 years and zero dividend yield. The $1.9 million was recorded as paid in capital. A gain of $0.9 million was recorded on the exchange.

The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                          NOTES TO FINANCIAL STATEMENTS

1.    Reorganization, Basis of Presentation

         Innovative Micro Technology, Inc. (the "Company") was incorporated in California in 1957 and was reincorporated in Delaware in 1987. Prior to the commencement of the Chapter 11 Reorganization, on January 7, 2000, the Company operated in one industry segment namely, components for the computer peripheral industry with one major product group, recording heads for hard disk drives which are used in computer applications.

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $11.8 million for the fiscal year ended September 29, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company is in the process of implementing the Plan. One of the steps of the Plan was the increase of a mortgage that is secured by the property that the Company has for sale. This loan was completed on January 3, 2002. The Company initially completed a short-term loan of $2.0 million in August 2001 and increased the amount to $5.4 million as of January 3, 2002. The loan has an annual interest rate of 12% and requires interest only monthly payments for three years. The loan is due on December 5, 2004 and is secured by the Company's Hollister property.

        The Company's Malaysian subsidiary had credit facilities with five Malaysian Banks ("Malaysian Banks") that were guaranteed by the parent corporation, which provided them with a senior credit position to the Company's note holders. Another provision of the Plan related to the treatment of these subordinated Note claims. The Company's 14% Note, 2% Notes and 7% Notes each contain subordination provisions. Pursuant to these provisions the Malaysian Banks, the holder of the 14% Note, the holders of the 2% Notes, and the holders of the 7% Notes have certain Subordination Rights and Subordination Claims. The Company guaranteed the bank loans for its Malaysian subsidiary. A Warrant Agreement was developed to provide a method for the subordinated claimants to participate in the anticipated future growth in value of the Company's Common Stock to be issued pursuant to the Plan ("New Common Stock").

         Pursuant to the Warrant Agreement, one million Warrants will be issued. Each Warrant will represent the right: (1) to purchase 0.946805 shares of New Common Stock at a price per share of $20.00; (2) to purchase 0.423822 shares of New Common Stock at a price of $22.50 per share; (3) to purchase 0.509937 shares of New Common Stock at a price of $27.50 per share; and (4) to receive the Cash Asset Sale Distribution, as defined in the agreement. Each Warrant will automatically vest upon issuance, and will be exercisable, in whole or in part, during the period of three (3) years from the Effective Date and will expire and be of no further force and effect thereafter. Each Warrant will be freely transferable. The total number of new shares that the warrants may convert to during this three year period is 1,880,564. Of the 4,500,000 shares of New Common Stock to be issued under the Plan to the former creditors of the Company, 946,805 shares will have a legend identifying them as being subject to repurchase by the Company during the three year period from the Effective Date by the Company at a price of $20.00 per share, 423,822 shares will have a legend identifying them as being subject to repurchase during the three year period from the Effective Date by the Company at a price of $22.50 per share and 509,937 shares will have a legend identifying them as being subject to repurchase during the three year period from the Effective Date by the Company at a price of $27.50 per share. The shares can be settled with cash, if the Company is acquired by an independent third party. An additional 231,600 shares will have a legend identifying them as being subject to repurchase at a price of $0.01 per share in connection with a cash sale of the Company. The Company will be responsible for processing the Warrant payment and the subsequent mandatory Call and payment for the legend shares. This process does not create any additional outstanding shares of stock for the Company. The Company issues the same number of new shares to the Warrant holders as it retires upon transacting the Call for the legend shares.

         Another provision of the Plan relates to the treatment of the unpaid professional persons involved in the Chapter 11 Reorganization. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each Professional Person, defined as the law firms and investment bankers employed by the Company during the Chapter 11 reorganization, is entitled to be paid cash, in full, at the Effective Date an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provides for each Professional Person to have an Allowed Administrative Claim as of the Effective Date.

         Each professional person, shall receive on account of its deferred Allowed Administrative Claim (the "Professional Person's Deferred Claim") a convertible note for the amounts specified in the Plan: monthly interest payments based upon 12% per annum, simple interest and payment on the two year anniversary of the Effective Date of an amount equal to the remaining balance; adjusted by any amount converted to the Company's new common stock. The convertible note is secured by a lien on the Company's equipment and real property.

         Pursuant to the Plan, for a period through the second anniversary of the Effective Date, a Professional Person may elect to convert its note to shares of New Common Stock based on the Bankruptcy assigned entity value of $8.20 per share ($41 million valuation divided by 5 million shares of new common stock). The $41 million valuation was prepared by a third party, at the request of the creditor committee.

         The Company used the Chapter 11 Reorganization to reposition itself in the MEMS business. MEMS is an acronym for micro-electro-mechanical system, and MEMS devices are sometimes referred to as "micromachines." The core competency of the Company is wafer manufacturing and assembly in high volume. To that end, the Company has determined that the MEMS business allows use of the manufacturing facility, many of the manufacturing techniques, and the skills of its employees obtained while manufacturing magnetic recording heads in the past. Statistical quality control techniques, operator training protocols, and general practices for volume manufacturing are employed to ensure high quality production at low costs.

         The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive and both use the capacity that exceeds internal Company needs to provide services to outside customers. The Company has approximately 51,000 square feet of building space available to lease. As of September 29, 2001, approximately 34,000 square feet were under long-term lease arrangements.

2.    Summary of Significant Accounting Policies

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

         Depreciation  and  amortization  expense  from  continuing   operations
amounted to $1.8 million and $1.0 million in 2001 and 2000, respectively.

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

         Reorganization Costs: Expenditures directly related to the Chapter 11 filing are classified as reorganization costs and were expensed as incurred. These expenses primarily consist of professional fees. See "Note 10 Reorganization Costs."

         Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. Inventory at September 29, 2001 was all work in process of $0.5 million related to capitalized cost under completed contract method of accounting as described below.

         Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in fiscal 2001 or 2000. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

         A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal at the option of the tenant. Future minimum lease income for agreements as of September 29, 2001 are as follows (in thousands):



                                        Rental
                                        Income
                                        ------

2002                                 $   493
2003                                     493
2004                                     493
2005                                     493
Thereafter                               462
                                        ------
Total minimum income
                                        2,434
                                        =====

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

        Recent Accounting Pronouncements: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133 effective October 1, 2000. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued by the Financial Accounting Standards Board. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 144 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

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

        Risk Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        The table below shows the sales by customer and indicates that Fidelica Microsystems, Inc. represented 34% and 19% of fiscal 2001 and 2000 sales, respectively. The Company had accounts receivable from this same customer of approximately $0.3 million that represented approximately 34% of total accounts receivable at September 29, 2001.

Sales by Customer:
                                         For the Years
                                            Ended:
                                      -------------------- -- ------------------
                                            September 29,          September 30,
(As a percentage of sales)                   2001                    2000
                                      --------------------    ------------------
Fidelica Microsystems, Inc.                           34%                    19%
All Others                                            66%                    81%
                                      --------------------    ------------------
Total                                                100%                   100%
                                      ====================    ==================

        Prepaids and Other Current Assets: The major components of prepaids and other current assets include prepaid insurance of $0.1 million, current portion of deferred rent and realtor commissions of $0.1 million related to one of our tenant agreements and $0.1 million of debt issuance costs related to the $2.0 million short-term loan secured by the Company on September 5, 2001.

         Other Assets:  Other assets includes the following:

                                            Other
                                            Assets
                                           ($000's)

         Building held for sale             $ 5,500
         Deferred rent                          184
         Lease commission                       110
         Equipment deposit                       95
         Employee loans                          91
         Letter of credit                        87
         Insurance premium                       81
         Other                                   58
                                       ------------
         Total                              $ 6,206
                                       ============

        The building held for sale was initially offered for sale in the summer of 1999. The Company entered into a sale agreement with a buyer with the plan of raising additional working capital, but the transaction was cancelled before the end of 1999. However, shortly after the Chapter 11 filing on January 7, 2000, the Company placed the building for sale again. The Company is continuing to market its Hollister property for sale. The asset is held in the MEMS business segment. The Company adjusted the carrying value to the expected sales price of $5.5 million in fiscal 1999. The Company recognized a loss of $13.2 million in fiscal 1999 due to this adjustment.

        Advertising: The Company expenses advertising costs when incurred. Advertising expense was immaterial for both fiscal 2001 and 2000.

        Fiscal Year: The Company's fiscal year ends on the Saturday closest to September 30. Fiscal years 2001 and 2000 ended on September 29, 2001 and September 30, 2000, respectively.

        Both fiscal year 2001 and 2000 included 52 weeks. References to years in this annual report relate to fiscal years rather than calendar years.

3.    Segments of Business

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

        The Company operates in four segments of business. It manufactures MEMS devices for several industries. It also operates a machine, model and die shop, a materials science analytical lab and leases excess space in its owned facility to tenants under long-term lease contracts. The Company's assets are all located in the United States and 100% of the sales for fiscal 2001 and 2000 were to customers located in the United States.

        MEMS is an acronym for micro-electro-mechanical system, and MEMS devices are sometimes referred to as "micromachines." Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. The Company has approximately 51,000 square feet of building space available to lease. As of September 29, 2001, approximately 34,000 square feet were under long-term lease arrangements. The Company is continuing to market its Hollister property for sale.

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

        The following table represents net sales, gross profit (loss) and long lived assets by segment (in thousands):

($000's)                               Santa Barbara  Insight     Rental
                                MEMS   Tool and Die   Analytical  Income            Total
                        ---------------------------------------------------------------------
2001

Net sales                  $   1,631   $       657    $     210   $    275    $     2,773
                        =====================================================================
Intercompany Sales         $      26   $        60    $     303   $      -
                        =====================================================================
Gross profit (loss)        $  (3,976)  $         5    $     166   $     81    $    (3,724)
                        =====================================================================
Long Lived Assets          $  16,896   $       203    $      93   $  2,774    $    19,966
                        =====================================================================

2000
Net sales                  $     195   $       234    $      27   $      -    $       456
                        =====================================================================
Intercompany Sales         $       9   $        48    $      74   $      -
                        =====================================================================
Gross (loss)               $  (3,541)  $       (43)   $     (19)  $      -    $    (3,603)
                        =====================================================================
Long Lived Assets          $  23,872   $       119    $     275   $      -    $    24,266
                        =====================================================================

        Capital additions for fiscal 2001 and 2000 were $0.1 million and $3.1 million, respectively. The fiscal 2001 additions were related to the Santa Barbara Tool and Die portion of the business and the fiscal 2000 additions were predominantly related to the MEMS portion of the business with $0.2 million for Insight Analytical.

        The Company did not have any sales to customers outside of the United States in fiscal 2001 or 2000.

4.    Income Taxes

        The provision for income taxes for the following fiscal years consists of (in thousands):

                                                                2001             2000
                                                            ------------     ------------
Federal Income Taxes
   Current                                                   $        -       $        -
   Deferred                                                           -                -
State Income Taxes
   Current                                                            1                -
   Deferred                                                           -                -
                                                             ----------------------------
                                                             $        1             $  -
                                                             ============================

        Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):

                                                                2001             2000
                                                            ------------     ------------
Income tax benefit at the United States federal
income tax rate                                              $   (4,022)      $   (2,785)
State income taxes, net of federal income tax benefit              (708)            (492)
Change in valuation allowance                                     4,731            3,277
                                                             ----------------------------
                                                             $        1      $         -
                                                             ============================

         The components of deferred income taxes at September 29, 2001 and September 30, 2000 are as follows (in thousands):

                                                                2001             2000
                                                            ------------     ------------
Net operating loss carryforwards                             $    6,708       $    3,277
Basis difference in property, plant and equipment                   986                -
Deferred revenue                                                    314                -
                                                             ----------------------------
     Subtotal                                                     8,008            3,277
Valuation allowance                                              (8,008)          (3,277)
                                                             ----------------------------
Total net deferred tax asset (liability)                     $        -       $        -
                                                             ============================

      SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of September 29, 2001, the Company had total deferred tax assets of $8.0 million compared to $3.3 million at the end of fiscal 2000 for an increase of $4.7 million. The Company recorded a valuation allowance in the amount of $8.0 million and $3.3 million at September 29, 2001 and September 30, 2000, respectively, against the amount by which deferred tax assets exceed deferred tax liabilities. The change in valuation allowance was $4.7 million and $3.3 million for 2001 and 2000, respectively. The valuation reserve at September 29, 2001 has been provided due to the uncertainty of the amount of future taxable income. The valuation allowance has been provided after determining that under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

        Under the terms of the bankruptcy, the Company may not be able to receive any benefit from previously accumulated net operating loss carryforwards prior to the bankruptcy. Portions of the Company's pre-bankruptcy tax losses may be eligible for use in future periods. The Company is currently evaluating these amounts. Since January 7, 2000, the Company has accumulated net operating loss carryforwards of approximately $16.8 million for federal tax purposes and $8.4 million for state tax purposes as of September 29, 2001. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At September 29, 2001, all identified deferred tax assets are reduced by a valuation allowance therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional operating loss carryforwards.

5.    Liabilities Subject to Compromise:

        Liabilities   subject  to  compromise  consists  of  the  following  (in thousands):

                                                                     As of
                                                                ----------------
                                                                 September 29,
                                                                      2001
Secured Liabilities:
Property Mortgage                                               $         10,375
Property taxes                                                             1,575
                                                                ----------------
                                                                          11,950
                                                                ----------------
Unsecured Liabilities:
Accounts payable trade                                                    10,661
Borrowings outstanding under:
         Offshore guaranteed bank loans                                   59,961
Accounts payable offshore subsidiary                                      45,582
7% convertible subordinated debentures                                    87,891
14% convertible debenture                                                 24,711
2% convertible debenture                                                  12,262
Operating leases                                                          55,217
Other accrued expenses                                                     7,474
                                                                ----------------
                                                                         303,759
                                                                ----------------
Total                                                                    315,709
                                                                ================

        The aggregate principal payments of secured liabilities for the years subsequent to September 29, 2001 is: 2002 - $0.8 million, 2003 and 2004 - $0.2 million, 2005 - $0.2 million, 2006 - $10.6 million. These amounts relate to the property tax and a property mortgage, which are secured by the two California properties owned by the Company. The Plan calls for the unsecured liability amounts to be converted to New Common Stock of the Company. The long-term liabilities of $0.2 million relate to the deposits the Company received as part of the lease arrangements with its tenants.

        On the Petition Date the Company stopped accruing interest on all unsecured debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $7.2 million in fiscal 2000 and $10.1 million in fiscal 2001.

6.    Debt

        In the first quarter of fiscal 2000, $5.0 million of 7% convertible subordinated debentures due in March 2006 with an adjusted common stock conversion price of $16.15 were converted to $2.0 million of 2% convertible debentures due in September 2004 with a common stock conversion price of $1.00. The transaction was treated as a troubled debt restructuring under FAS 15 "Accounting for Debtors and Creditors for Troubled Debt Restructurings". The fair value of the conversion feature of the newly issued debt was calculated as $1.9 million using the Black-Scholes option pricing model; assuming a 5.8% risk-free interest rate, anticipated volatility of 200%, expected life of 5 years and zero dividend yield. The $1.9 million was recorded as paid-in capital. A gain of $.9 million was recorded on the exchange. The gain had an impact of $.01 on earnings per share for fiscal 2000.

        On September 5, 2001 the Company completed a mortgage of $2.0 million secured by one of its California properties. The loan had a three month term with the ability to extend it for an additional nine months. The loan requires interest-only monthly payments at 12% annual interest rate. The loan also provided an option for the Company to borrow an additional $3.4 million at 12% annual interest rate with a three year term for the entire $5.4 million. The Company exercised this option in December of 2001 (see footnote 10).

7.    Commitments and Contingencies


        The Company uses hazardous chemicals in its manufacturing and is subject to a variety of environmental and land use regulations related to their use, storage and disposal. If the Company fails to comply with present or future regulations, liability, production suspension or delay could result. In addition, environmental or land use regulations could restrict the Company's ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges.

        The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other proceedings could arise in the future. The Company has recently been advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California, and may be required to pay an additional amount which management does not expect to be material. The EPA alleges that the Company provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds ("VOCs") at a former Company site in Goleta, California under an order of the California Regional Water Quality Control Board ("CRWQCB"). VOC contamination at the site has been reduced and the Company does not expect further expenditures at the site to be material.

        The Company is in the process of selling an unneeded facility in California, the Hollister property. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well and test results confirmed the low level VOC concentration. The owners of the property adjacent to the Company are conducting a remediation project on their site for this same VOC and the CRWQCB has requested this property to place monitoring wells between the two properties to make a determination of possible intrusion from the adjacent site. The results of their testing showed by-products of the pertinent VOC. They have been asked to conduct bi-annual sampling of the wells.

        Purchase commitments associated with capital expenditures were $0.4 million at September 29, 2001.

8.    Discontinued Operations

        In January 2000, the Company developed plans to discontinue its core business of manufacturing magnetic recording heads for hard disk drives used in computer applications. After the Company filed for Chapter 11, plans were developed and approved by the creditor's committee to retain and use the assets based in the United States for the manufacture of MEMS. The MEMS business allows use of the manufacturing facility, many of the manufacturing techniques, and the skills of its employees obtained while manufacturing magnetic recording heads in the past. The Company recorded a charge for discontinued operations of $23.0 million in the first fiscal quarter of 2000. Discontinued operations included approximately $7.6 million of revenue and $30.6 million of expenses associated with the Company's former business of the manufacture of components for the disk drive industry.

        During fiscal 2000, the Company completed the sale of its Applied Magnetics Korea, LTD. subsidiary to a private group of investors. The sales proceeds from this transaction were $1.7 million. The sales proceeds approximated the carrying value of the assets sold. The Company's Applied

Magnetics (Malaysia) SDN. BHD. subsidiary was submitted to receivership in March of 2000 and KPMG Corporate Services SDN. BHD. was appointed liquidator.

9.    Benefit Plans

        The Company has a qualified retirement plan (the "401(k) Plan") under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. The Company has a 401(k) cash match program which matches one half of the first five percent of an employee's contributions. This matching contribution was less than $.1 million in both fiscal 2000 and 2001. The Company's 401(k) Plan has a provision that provides management with an option to make a discretionary contribution to the plan. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. There was no compensation expense recorded under the cash profit sharing plan and the Company made no discretionary 401(k) contributions during fiscal 2000 and fiscal 2001 under this plan.

10.   Stock, Stock Option and Financing Transactions

        Restricted  Stock and Option  Program:  The  Company's  stock option and long-term incentive plans were cancelled as part of the Chapter 11 Reorganization Plan ("Plan"). The Company had approximately 3.8 million options outstanding as of the Petition Date. The Plan provided for future stock incentives for the employees and directors of the Company. Pursuant to the Plan the Company, as of the Effective Date, adopted the Employee Restricted Stock and Option Program, authorizing the grant of Employee Restricted Stock and New Options to purchase shares of New Common Stock to employees as provided for in the Employee Restricted Stock and Option Program. Pursuant to the Plan, the Company will issue as of the Effective Date, from time to time, Employee Restricted Stock and New Options allocated and vested as provided for in the Employee Restricted Stock and Option Program.

        Pursuant to the Plan, 2,250,000 shares of New Common Stock are reserved for the Employee Restricted Stock and the New Options to be issued pursuant to the New Employee Restricted Stock and Option Agreement and the Employee Restricted Stock and Option Program. There will be issued 500,000 shares of Employee Restricted Stock and each class of New Options shall represent the right to purchase, in the aggregate, that number of shares of New Common Stock as follows:

        ---------------------------------------------------------------------
                                                Number Of Shares Of New
        Class                                   Common Stock
        ---------------------------------------------------------------------
        New Employee Options                                  1,000,000
        ---------------------------------------------------------------------
        Employee/Director
        Reserved Options                                        750,000
        ---------------------------------------------------------------------

        Each New Employee Option will provide for a purchase price for each share of New Common stock of $5.00 per share. Each Employee/Director Reserved Option will provide for a purchase price for each share of New Common Stock as determined by the Board of Directors, which price shall be the then fair market value of the New Common Stock as determined by the Board of Directors. The vesting schedule is two years for the Employee Restricted Stock and three years for the New Employee Options. Upon vesting, the New Employee Options can be exercised if and only if all of the following conditions have been satisfied:
(i) not more than ten (10) years after the issuance of the New Option has lapsed; and (ii) the recipient of the New Option is employed by the Company at the time the recipient seeks to exercise the Employee Restricted Stock and New Option (or not more than ninety (90) days have passed since such employee's employment has been terminated); provided, however, if the recipient is not employed by the Company at the time of exercise by reason of the recipient's death, the recipient's heir (or estate) can exercise the Employee Restricted Stock and New Option; The New Employee Restricted Stock and Option Agreement will provide for accelerated vesting upon certain specified conditions.

        Financing transaction: The Company completed an equity financing transaction with a strategic investor on August 2, 2002 for $5 million in cash. The Company issued the investor 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is convertible into 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty six months and is convertible into 700,000 shares of common stock at a price of $7.29 per share.

11.   Impairment of long lived assets.

The Company adjusted its machinery and equipment to market value in the fourth fiscal quarter of 2001. An orderly liquidation value appraisal was performed by a third party at the request of the Company, and the valuation indicated that the equipment, similar to that used by semiconductor manufacturers, required a reduction in value of approximately $2.5 million.

12.   Summarized Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
                                                                   Three months ended
                                                  December 30       March 31          June 30       September 29
                                              -------------------------------------------------------------------
Fiscal 2001
Net sales                                     $           446  $          730     $       770  $             827
Gross loss                                               (975)           (836)           (947)              (966)
Net loss                                               (2,168)         (2,287)         (2,200)            (5,173)

Net loss per share:
   Loss per common share - basic and diluted  $         (0.03)  $       (0.03)     $    (0.03)  $          (0.08)

Weighted average number of common shares
outstanding:
   Common shares - basic and diluted                    70,444          70,444          70,444             70,444

                                                                   Three months ended
                                              -------------------------------------------------------------------
                                                   January 1         April 1           July 1       September 30
Fiscal 2000
Net sales                                     $              0  $          14     $       189  $             253
Gross loss                                                   0           (960)         (1,333)            (1,310)
   Loss  from continuing operations                    (2,524)         (2,495)         (2,894)            (2,803)
   Loss from discontinued operations                  (23,048)
Net loss                                              (25,572)         (2,495)         (2,894)            (2,803)

Net loss per share:
   Loss from continuing operations per
common share                                  $         (0.04)  $       (0.04)     $    (0.04)  $          (0.04)
   Discontinued operations, net                         (0.33)           0.00            0.00              (0.00)
   Loss per common share - basic and diluted            (0.37)          (0.04)          (0.04)             (0.04)

Weighted average number of common shares
outstanding:
   Common shares - basic and diluted                    66,976          70,444          70,444             70,444

13. Unaudited Proforma balance Sheet

Innovative Micro Technology, Inc.

This schedule displays the changes required to the Company's balance sheet due to the confirmation of the Company's bankruptcy plan of reorganization. The Company's plan of reorganization became effective on November 16, 2001.

Proforma Balance Sheet

 (In  thousands, except share and par value data)

                                                          Pre       Exchange    Debt    Exchange
                                                       Confirmation  to Debt  Discharge of Stock  Fresh-Start  Adjusted
                                                       ----------------------------------------------------------------
ASSETS
Current assets:
    Cash                                              $     1,697          -         -         -          - $  1,697
    Accounts receivable, net of allowance for doubtful
         accounts of $11                                      733          -         -         -          -      733
    Inventories                                               454          -         -         -          -      454
    Prepaid expenses and other                                299          -         -         -          -      299
                                                       ----------------------------------------------------------------
Total current assets                                        3,183          -         -         -          -    3,183
                                                       ----------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                                    8,750          -         -         -          -    8,750
    Buildings                                              10,725          -         -         - $   (1,215)   9,510
    Manufacturing equipment                                 1,683          -         -         -          -    1,683
    Construction in progress                                   23          -         -         -          -       23
                                                       ----------------------------------------------------------------
Total property, plant and equipment, at cost               21,181          -         -         -     (1,215)  19,966
    Less-accumulated depreciation and amortization         (1,215)         -         -         -      1,215        0
                                                       ----------------------------------------------------------------
Total property, plant and equipment                        19,966          -         -         -          -   19,966
                                                       ----------------------------------------------------------------
Other assets                                                6,206          -         -         -          -    6,206
                                                       ----------------------------------------------------------------
Total assets                                          $    29,355          -         -         -          - $ 29,355
                                                       ================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Current portion of long-term debt                 $     2,000 $      188         -         -          - $  2,188
    Accounts payable (1)                                      518      3,642         -         -          -    4,160
    Accrued payroll and benefits                              207          -         -         -          -      207
    Accrued audit and legal (2)                             3,897     (3,642)$    (127)        -          -      128
    Accrued property taxes (3)                                 63        635         -         -          -      698
    Deferred revenue                                          784          -         -         -          -      784
    Other current liabilities                                  28          -         -         -          -       28
                                                       ----------------------------------------------------------------
Total current liabilities                                   7,497        823      (127)        -          -    8,193
                                                       ----------------------------------------------------------------
Long Term Debt                                                  -     11,127         -         -          -   11,127
                                                       ----------------------------------------------------------------
Other long-term liabilities                                   174                    -         -                 174
                                                       ----------------------------------------------------------------
Liabilities subject to compromise under
reorganization proceedings  (4)                           315,709    (11,950) (303,759)        -          -        -

Shareholders' Deficiency:
    Preferred stock, $.10 par value, authorized
        5,000,000 shares, none issued and outstanding
        at September 29, 2001, no par value,
        2,500,000 shares authorized, none issued and
        outstanding "as adjusted for fresh start accounting."   -
    Common stock, $.10 par value, 120,000,000 shares
        authorized, 70,574,306 shares issued and
        outstanding at September 29, 2001, $.0001 par
        value, 25,000,000 shares authorized, 4,500,000
        to be issued "as adjusted for fresh start
        accounting."                                        7,057          -         - $  (7,057)         -        -
    Paid-in capital                                       345,100          -   303,886  (639,125)         -    9,861
    Accumulated deficit                                  (644,601)      (0.0)        -   644,601          -        -
                                                       ----------------------------------------------------------------
                                                         (292,444)      (0.0)  303,886    (1,581)         -    9,861
  Treasury stock, at cost (130,552 shares at
        September 29, 2001)                                (1,581)         -         -     1,581          -        -

Total shareholder's deficiency                           (294,025)      (0.0)  303,886         -          -    9,861

Total liabilities and shareholder's deficiency        $    29,355 $        - $       - $       - $        - $ 29,355
                                                       ================================================================

Notes:
(1) Professional fees associated with the Reorganization that were converted to a two year interest bearing convertible note in the second quarter of fiscal 2002.
(2) Secured county property taxes required to be paid in cash.
(3) Secured property mortgage required to be paid in cash per the terms of the original agreement.
(4) Unsecured liabilities that will be converted to equity and warrants in the reorganized Company.