Form 10QSB
period 2001-12-29
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-01-13
CIK 6948

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended December 29, 2001.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /__/ No /X*/

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 4,500,000 shares of $.0001 par value common stock as of December 29, 2001.



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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                                      Successor Co.       Predecessor Co.    Predecessor Co.
                                                                       One Month          Two Months         Three Months
                                                                         Ended               Ended               Ended
                                                                     December 29,        November 24,        December 30,
                                                                     --------------      --------------      --------------
                                                                         2001                2001                2000
                                                                         ----                ----                ----
Net sales
 MEMS and Other                                                    $           360    $            606     $           440
 Rental Income                                                                  43                  86                   6
                                                                     --------------      --------------      --------------
 Subtotal                                                                      403                 692                 446
Cost of sales
 MEMS and Other (including stock-based compensation of $47                     528                 962               1,357
     for the period ending December 29, 2001)
  Rental income                                                                 13                   6                  64
                                                                     --------------      --------------      --------------
  Subtotal                                                                     541                 968               1,421
  Gross loss                                                                  (138)               (276)               (975)
                                                                     --------------      --------------      --------------

Research and development expenses (including stock-based compensation           90                  90                 120
     of $40 for the period ending December 29, 2001)
Selling, general and administrative expenses (including stock-based
    compensatioN                                                               246                 245                 308
                                                                     --------------      --------------      --------------
     of $69 for the period ending December 29, 2001)

Total operating expenses                                                       336                 335                 428
                                                                     --------------      --------------      --------------

Loss from operations                                                          (474)               (611)             (1,403)

Interest income                                                                  3                   3                   5
Interest expense                                                              (280)               (329)               (344)
Other income, net                                                                -                 177                   -
                                                                     --------------      --------------      --------------
 Other income                                                                 (277)               (149)               (339)
Loss from continuing operations before
   reorganization costs and income taxes                                      (751)               (760)             (1,742)

Reorganization Costs                                                            73                 474                 426
                                                                     --------------      --------------      --------------

Net loss                                                           $          (824)   $         (1,234)    $        (2,168)
                                                                     ==============      ==============      ==============

Net loss per share:
   Loss per common share - basic and diluted                       $         (0.18)   $          (0.02)    $         (0.03)
                                                                     ==============      ==============      ==============

Weighted average number of common shares outstanding:
   Common shares - basic and diluted                                         4,500              70,444              70,444
                                                                     ==============      ==============      ==============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                            Balance Sheet - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                                    Successor Co.         Predecessor Co.
                                                               Dec 29,                  Sept 29,
                                                             -------------          ---------------
                                                                 2001                     2001
                                                                 ----                     ----
Current Assets:
  Cash                                                     $          513             $           1,697
  Accounts receivable, net                                            805                           733
  Other receivables                                                   177                             -
  Inventories                                                         505                           454
  Prepaid expenses and other                                          316                           299
                                                             -------------              ----------------
Total current assets                                                2,316                         3,183
                                                             -------------              ----------------
Property, plant and equipment, at cost                             20,142                        21,181
Less-accumulated depreciation                                         (83)                       (1,215)
                                                             -------------              ----------------
Total property, plant and equipment                                20,059                        19,966
                                                             -------------              ----------------

Other assets                                                        6,083                         6,206
                                                             -------------              ----------------
Total assets                                                       28,458             $          29,355
                                                             =============              ================

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt                        $        2,188             $           2,000
  Accounts payable                                                  5,052                           518
  Accrued payroll and benefits                                        297                           207
  Accrued audit and legal                                              39                         3,897
  Deferred revenue                                                    627                           784
  Other current liabilities                                         1,009                            91
                                                             -------------              ----------------
Total current liabilities                                           9,212                         7,497
                                                             -------------              ----------------
Long-term debt, net                                                10,484                             -
                                                             -------------              ----------------
Other liabilities                                                     174                           174
                                                             -------------              ----------------

Liabilities subject to compromise under reorganization proceedings      -                       315,709

Shareholders' Equity (Deficiency):
  Predecessor preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued at September 29, 2001
  Predecessor common stock, $.10 par value, authorized
    120,000,000 shares, issued 70,574,306 at
   September 29, 2001                                                                             7,057
  Successor preferred stock, $.0001 par value, authorized
     2,500,000 shares, none issued at December 29, 2001
  Successor common stock, $.0001 par value, authorized
    25,000,000 shares, none issued at December 29, 2001                 -
  Paid-in capital                                                  11,756                       345,100
  Accumulated deficit                                                (824)                     (644,601)
                                                             -------------              ----------------
                                                                   10,932                      (292,444)

  Treasury stock, at cost (130,552 shares as of September 29, 2001
    and none at December 29, 2001)                                      -                        (1,581)
  Unearned restricted stock compensation                           (2,344)                            -
                                                             -------------              ----------------
Total shareholder's equity (deficiency)                             8,588                      (294,025)
                                                             -------------              ----------------
Total liabilities and shareholder's equity (deficiency)    $       28,458             $          29,355
                                                             =============              ================

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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                 Successor Co.   Predecessor Co.    Predecessor Co.
                                                                 One Month        Two Months         Three Months
                                                                   Ended             Ended              Ended
                                                                 December 29,    November 24,        December 30,
                                                                ---------------  --------------     ---------------
                                                                   2001              2001                2000
                                                                   ----              ----                ----
Cash Flows from Operating Activities:
  Net loss                                                    $        (824)   $        (1,234)   $         (2,168)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                        83                173                 450
    Employee restricted stock amortization                              156                  -                   -
    Amortization of loan costs                                           19                 39                   -
    Non-cash interest                                                     -                232                 344
    Non-cash property taxes                                               -                  -                 110
    Changes in assets and liabilities:
        Accounts receivable, net                                          9               (258)               (153)
        Inventories                                                     (96)                45                   -
        Prepaid expenses and other                                       (5)               (12)                (83)
        Other assets                                                      6                 59                  43
        Accounts payable                                               (141)               146                  54
        Accrued payroll and benefits                                     52                 38                  60
        Accrued audit and legal                                          29                378                 406
        Deferred revenue                                                 18               (175)                (82)
        Other current liability                                         360                 68                  21
        Other liabilities                                                 -                  -                   6
                                                                ------------     --------------     ---------------
    Net cash flows used in operating activities                        (334)              (501)               (992)
                                                                ------------     --------------     ---------------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                           (252)               (97)                (12)
  Proceeds from sale of fixed assets, net                                 -                  -               1,236
                                                                ------------     --------------     ---------------
    Net cash flows (used in) provided by investing activities          (252)               (97)              1,224
                                                                ------------     --------------     ---------------

Net (decrease) increase in cash                                        (586)              (598)                232
                                                                ------------     --------------     ---------------
Cash at beginning of period                                           1,099              1,697               1,060
                                                                ------------     --------------     ---------------
Cash at end of period                                         $         513    $         1,099    $          1,292
                                                                ============     ==============     ===============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                               (December 29, 2001)

Note A: Basis of Presentation
-----------------------------

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.1 million for the combined three months ended December 29, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

         The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the one month ended December 29, 2001 include operations subsequent to the Company's emergence from Chapter 11 proceedings (referred to as "Successor Company") and reflect the effects of Fresh-Start

Reporting. As a result, the net loss for the one month ended December 29, 2001 is not comparable with prior periods. In addition, certain line items of the liabilities and shareholders' equity portion of the balance sheet as of December 29, 2001 are not comparable to prior periods for the reasons discussed above.

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

Note C:  Subsequent Event - Related Party Transaction
-----------------------------------------------------

         The Company completed an equity financing transaction with L-3 Communications, Inc. ("L-3"), a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued L3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is for 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty-six months and is for 700,000 shares of common stock at a price of $7.29 per share. The Company had deferred revenue of $0.1 million and accounts receivable of $0.1 million from L-3, as of December 29, 2001.

Note D:  Debt
-------------

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

         The Company's long-term debt is summarized below:

                                      DECEMBER 29,
                                          2001
                                  ----------------------
Property Mortgages                $              11,732
Property Taxes                                      940
                                  ----------------------
                                                 12,672
Current portion                                   2,188
                                  ----------------------
Total                              $             10,484
                                  ======================

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

         INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. The Company had work-in-process inventory of $0.5 million for the first fiscal quarter of 2002 related to capitalized costs under completed contract method of accounting, as described below, which was unchanged from the beginning of the fiscal year.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise were recorded at their historical value, however, the liabilities were not settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest. The carrying amounts of approximately $11.8 million of the Company's debt at December 29, 2001 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

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

         The following dilutive securities were outstanding at the end of the one month period ended December 29, 2001; 500,000 shares of restricted common stock pursuant to the Plan, options to purchase 1,123,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003. The warrants issuable to the subordinated note claimants pursuant to the Plan, which are convertible into 1,880,564 common shares, are not considered dilutive as the Company will issue the same number of new common shares upon payment from the Warrant holders as it retires upon processing the associated Call on the parties that hold the shares containing the legend that restricts their trading specifically for this purpose

         RESEARCH AND DEVELOPMENT EXPENSES: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

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

         In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF issue 94-3, was issued by FASB. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company is currently evaluating the provisions of SFAS 146, but does not expect a material impact on its financials position or results of operations.

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

Liabilities subject to compromise under reorganization proceedings consist of:

                                                                                  As of
                                                                           --------------------
                                                                              September 29,
                                                                                  2001
     Secured Liabilities:

     Property Mortgage                                                 $                10,375
     Property taxes                                                                      1,575
                                                                           --------------------
                                                                                        11,950
     Unsecured Liabilities:

     Accounts payable trade                                                             10,661
      Borrowings outstanding under:
              Offshore guaranteed bank loans                                            59,961
     Accounts payable offshore subsidiary                                               45,582
     7% convertible subordinated debentures                                             87,891
     14% convertible debenture                                                          24,711
     2% convertible debenture                                                           12,262
     Operating leases                                                                   55,217
     Other accrued expenses                                                              7,474
                                                                           --------------------
                                                                                       303,759

                                                                       $               315,709
                                                                           ====================

Note G: Segments of Business:
-----------------------------

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

The Company has four reportable operating segments: Micro-electro-mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die's technology permits high-precision manufacturing of tooling for its customers. Insight Analytical's laboratory equipment provides services that identify information as to dimension, material makeup, and material crystal properties of a customer's sample. The Company has approximately 51,000 square feet of building space available to lease. As of December 29, 2001, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.

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

         The following table represents net sales, gross profit (loss) and long lived assets by segment (in thousands):


($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           ------------ ----------------- ----------------- ----------------- -------------
Successor Co.
One Month Ended:
December 29, 2001

Net sales                  $    305      $     41          $      14         $     43          $    403
                           ================================================================================
Intercompany Sales         $      2            14                 18                -
                           ================================================================================
Gross profit (loss)        $   (178)            4                  6               30              (138)
                           ================================================================================
Long Lived Assets          $ 17,038      $    190                 87            2,744          $ 20,059
                           ================================================================================

Predecessor Co.
Two Months Ended:
November 24, 2001
Net sales                  $    514      $     76          $      16         $     86          $    692
                           ================================================================================
Intercompany Sales         $      4      $      8          $      41         $      -
                           ================================================================================
Gross profit (loss)        $   (359)     $    (12)         $      15         $     80          $   (276)
                           ================================================================================
Long Lived Assets          $ 16,853      $    195          $      89         $  2,753          $ 19,890
                           ================================================================================

Predecessor Co.
Three Months Ended:
December 30, 2000

Net sales                  $    202      $    156          $      82         $      6          $    446
                           ================================================================================
Intercompany Sales         $      6      $     11          $      75         $      -
                           ================================================================================
Gross profit (loss)        $   (993)     $     (2)         $      78         $    (58)         $   (975)
                           ================================================================================
Long Lived Assets          $ 20,557      $    112          $     259         $  2,864          $ 23,792
                           ================================================================================

         The Company made $0.3 million in purchases of property plant and equipment in the first fiscal quarter of 2002.

         The Company did not have any sales outside of the United States for the fiscal quarter ending December 29, 2001.

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

General
-------

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

         The Company incurred operating losses in the first fiscal quarter of 2002. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the first fiscal quarter of 2002 were predominantly from the development of the personal security device, Santa Barbara Tool & Die and leasing of excess space in our owned facility under long term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 sq. ft. wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

          The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the one month ended December 29, 2001 include operations subsequent to the Company's emergence from Chapter 11 proceedings
(referred to as "Successor Company") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the one month ended December 29, 2001 is not comparable with prior periods. In addition, the balance sheet as of December 29, 2001 is not comparable to prior periods for the reasons discussed above. In order to allow comparison of the Company's results of operations, the current year predecessor and successor periods have been combined for comparison to the prior year periods.

Critical Accounting Policies
----------------------------

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts would be reported if the assumptions and estimates changed. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

         GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.1 million for the combined three months ended December 29, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise were recorded at their historical value, however, the liabilities were not settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest. The carrying amounts of approximately $11.8 million of the Company's debt at December 29, 2001 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

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

         OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor as of and for the interim two month period ended November 24, 2001, the interim one month ended December 29, 2001 and the fiscal quarter ended December 30, 2000. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on Innovative Micro Technology, Inc. Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001.

Three Months Ended December 29, 2001
------------------------------------

NET SALES. Net sales were $1.1 million for the first quarter of fiscal 2002 compared to $0.4 million for the same period of fiscal 2001. The sales for the first fiscal quarter of 2002 were made up of $0.8 million of MEMS related business, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants. The sales for the fiscal 2001 period were made up of $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.2 million of MEMS.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 37.8% or $0.4 million for the combined three months ended December 29, 2001 and negative 218.6% or $1.0 million for the first fiscal quarter of 2001. The fiscal 2002 period saw the MEMS portion of the business generate a gross loss of $0.5 million and the combination of Insight Analytical and Santa Barbara Tool and Die produce a minimal gross profit. Leasing of space to tenants provided a $0.1 million gross profit for this same period. The MEMS portion of the business had a gross loss of $1.0 million, leasing of excess space to tenants incurred a $0.1 million loss, Insight Analytical generated a $0.1 million gross profit and Santa Barbara Tool and Die had a minimal loss for the 2001 period. The improvement in gross loss for the first fiscal quarter of 2002 as compared to fiscal 2001 primarily results from an increase in revenue, which allowed absorption of more of the fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense, as a percentage of net sales, was 16.4% for the combined three months ended December 29, 2001 and 26.9% for the first quarter of fiscal 2001. R&D expense decreased as a percentage of sales in the first quarter of fiscal 2002 due to the increase in revenue however, measured in dollars, R&D expenditures have increased from $0.1 million in fiscal 2001 to $0.2 million in fiscal 2002. The Company has four employees focused on the development of new products and manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense ("SG&A") as a percentage of net sales was 44.8% for the combined three months ended December 29, 2001 and 69.1% for the first quarter of fiscal 2001. SG&A expenses in dollars were $0.5 million for the first quarter of fiscal 2002 and $0.3 million for the same period of fiscal 2001. The first fiscal quarter of 2002 SG&A expense included $0.1 million in amortization of employee stock incentives. The first quarter of fiscal 2001 SG&A expense includes $0.1 million of expenses related to the Hollister property, which the Company is planning to sell. The Company has six employees providing the services reported as SG&A. SG&A expenses have increased primarily due to the growth in sales and the associated customer interface.

INTEREST EXPENSE. Interest expense was $0.6 million for the combined three months ended December 29, 2001 and $0.3 million for the first quarter of 2001. The increase principally results from the interest expense associated with the $2.0 million mortgage that the Company secured at the end of fiscal 2001 and $4.1 million in convertible notes issued to the unpaid professional persons involved in the reorganization process as of the Effective Date. Both of these instruments require interest-only monthly payments based upon a 12% annual interest rate.

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

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the emergence from bankruptcy. The professional fees were $0.5 million for the combined three months ended December 29, 2001 and $0.4 million for the first fiscal quarter of 2001.


Liquidity and Capital Resources
-------------------------------

         At December 29, 2001, the Company's cash decreased to $0.5 million from $1.7 million at September 29, 2001. The decrease in cash was primarily due to the use of $0.8 million for operating activities for the combined three months ended December 29, 2001. The Company acquired $0.3 million of new equipment to increase its manufacturing capability during this period. The Company settled a claim for delinquent property taxes of $0.9 million and was able to negotiate a five-year payment plan at an 8% interest rate requiring semi-annual principal and interest payments.

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

         Purchase commitments associated with capital expenditures were $0.3 million at December 29, 2001.

         The Company has no leases for which it is the lessee.

         The aggregate principal payments of long term debt for the fiscal periods subsequent to December 29, 2001 are: remainder of 2002 $2.2 million, 2003 - $0.1 million, 2004 - $0.2 million, 2005 - $0.2 million, 2006 - $9.9 million and 2007 - $0.1 million. These amounts relate to convertible notes owed to the professionals used in the bankruptcy, property taxes and two property mortgages, which are all secured by the two California properties owned by the Company.

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

         THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.1 million for the combined three months ended December 29, 2001. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         INTERNATIONAL SALES COULD EXPOSE THE COMPANY TO RISK.

         The Company plans to sell its products to foreign customers and expects this to be an important part of its ongoing business. Accordingly, the Company will face risks inherent in conducting business internationally, such as:

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.

          (b) Reports on Form 8-K.

              The Company filed a Current Report on Form 8-K dated November 20, 2001 reporting under item 3 that on November 5, 2001, the United States Bankruptcy Court, Central District of California, Northern Division, entered an order confirming the Debtor's Third Amended and Restated Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated as of September 24, 2001.

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