Form 10QSB
period 2002-06-29
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-01-13
CIK 6948

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 29, 2002

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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                     Successor Co. Predecessor Co. Successor Co. Predecessor Co. Predecessor Co.
                                                     Three Months   Three Months   Seven Months    Two Months      Nine Months
                                                        Ended           Ended         Ended           Ended          Ended
                                                       June 29,       June 30,       June 30,      November 24,     June 30,
                                                      -----------    -----------    -----------    -----------    -----------
                                                         2002           2001           2001         2001              2001
                                                         ----           ----           ----         ----              ----
Net sales
 MEMS and other                                      $       741    $       641    $     1,778    $    606    $      1,800
 Rental Income                                               128            129            299          86             146
                                                      -----------    -----------    -----------    -----------    -----------
 Subtotal                                                    869            770          2,077         692            1,946
Cost of sales
 MEMS and Other (including stock-based compensation
    of $94 and $236 for the periods ending
    June 30, 2002)                                         1,690          1,677          3,730         962            4,547
  Rental income                                               28             40             73           6              157
                                                      -----------    -----------    -----------    -----------    -----------
  Subtotal                                                 1,718          1,717          3,803         968            4,704
  Gross loss                                                (849)          (947)        (1,726)       (276)          (2,758)
                                                      -----------    -----------    -----------    -----------    -----------
Research and development expenses (including stock-based
     compensation  of $79 and $198 for the periods
     ending June 30, 2002)                                   243             71            571          90              293
Selling, general and administrative expenses (including
     stock-based compensation of $139 and $347 for the
     periods ending June 30, 2002)                           544            447          1,353         245            1,179
Total operating expenses                                     787            518          1,924         335            1,472
                                                      -----------    -----------    -----------    -----------    -----------
Loss from operations                                      (1,636)        (1,465)        (3,650)       (611)          (4,230)
Interest income                                                3              6             12           3               23
Interest expense                                            (614)          (361)        (1,511)       (329)          (1,077)
Other income                                                   -              -              -         177                -
                                                      -----------    -----------    -----------    -----------    -----------
 Other income (expense)                                     (611)          (355)        (1,499)       (149)          (1,054)
Reorganization Costs                                         120            380            357         474            1,371
                                                      -----------    -----------    -----------    -----------    -----------
  Loss before income taxes                                (2,367)        (2,200)        (5,506)     (1,234)          (6,655)
Provision for income taxes                                     1              -              1           -               -
                                                      -----------    -----------    -----------    -----------    -----------
Net loss                                             $    (2,368)   $    (2,200)   $    (5,507)   $ (1,234)   $      (6,655)
                                                      ===========     ==========    ===========    ===========    ===========
Net loss per share:
   Loss per common share- basic and diluted          $     (0.53)   $     (0.03)   $     (1.22)   $  (0.02)   $       (0.09)
                                                      ===========     ==========    ===========    ===========    ===========
Weighted average number of common shares outstanding:
   Common shares- basic and diluted                        4,500         70,444          4,500      70,444          70,444
                                                      ===========     ==========    ===========    ===========    ===========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                            Balance Sheet - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                                      Successor Co.        Predecessor Co.
                                                                June 29,                 Sept 29,
                                                               ------------          ---------------
                                                                  2002                       2001
                                                                  ----                       ----
Current Assets:
  Cash                                                      $          412             $         1,697
  Accounts receivable, net                                             525                         733
  Inventories                                                          964                         454
  Prepaid expenses and other                                           267                         299
                                                               ------------              --------------
Total current assets                                                 2,168                       3,183
                                                               ------------              --------------
Property, plant and equipment, at cost                              20,172                      21,181
Less-accumulated depreciation                                         (587)                     (1,215)
                                                               ------------              --------------
Total property, plant and equipment                                 19,585                      19,966
                                                               ------------              --------------

Other assets                                                         6,206                       6,206
                                                               ------------              --------------
Total assets                                                $       27,959             $        29,355
                                                               ============              ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt                         $        4,325             $         2,000
  Accounts payable                                                     807                         518
  Accrued payroll and benefits                                         346                         207
  Accrued audit and legal                                              104                       3,897
  Deferred revenue                                                   1,177                         784
  Other current liabilities                                            705                          91
                                                               ------------              --------------
Total current liabilities                                            7,464                       7,497
                                                               ------------              --------------
Long-term debt, net                                                 15,791                           -
                                                               ------------              --------------
Other liabilities                                                      174                         174
                                                               ------------              --------------

Liabilities subject to compromise under reorganization proceedings       -                     315,709

Shareholders' Equity (Deficiency):
  Predecessor preferred stock, $.10 par value, authorized
     5,000,000 shares, none issued at September 29, 2001
  Predecessor common stock, $.10 par value, authorized
    120,000,000 shares, issued 70,574,306 at
   September 29, 2001                                                                            7,057
  Successor preferred stock, $.0001 par value, authorized
     2,500,000 shares, none issued at June 29, 2002
  Successor common stock, $.0001 par value, authorized
    25,000,000 shares, none issued at June 29, 2002                      -
  Paid-in capital                                                   11,756                     345,100
  Accumulated deficit                                               (5,507)                   (644,601)
                                                               ------------              --------------
                                                                     6,249                    (292,444)
  Treasury stock, at cost (130,552 shares as of September 29, 2001
    and none at June 29, 2002)                                           -                      (1,581)
  Unearned restricted stock compensation                            (1,719)                          -
                                                               ------------              --------------
Total shareholder's equity (deficiency)                              4,530                    (294,025)
                                                               ------------              --------------
Total liabilities and shareholder's equity (deficiency)     $       27,959             $        29,355
                                                               ============              ==============

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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                           Successor Co.       Predecessor Co.    Predecessor Co.
                                                           Seven Months          Two Months         Nine Months
                                                              Ended                 Ended             Ended
                                                             June 29,            November 24,        June 30,
                                                             --------            ------------        --------
                                                               2002                  2001                2001
                                                               ----                  ----                ----
Cash Flows from Operating Activities:
  Net loss                                                $     (5,507)        $      (1,234)      $        (6,655)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                  587                   173                 1,352
    Employee restricted stock amortization                         781                     -                     -
    Amortization of loan costs                                      81                    39                     -
    Gain on sale of assets                                           -                     -                   (29)
    Non-cash interest                                                -                   232                 1,074
    Non-cash property taxes                                          -                     -                   330
    Changes in assets and liabilities:
        Accounts receivable, net                                   466                  (258)                 (358)
        Inventories                                               (555)                   45                   (43)
        Prepaid expenses and other                                 (80)                  (12)                  (73)
        Other assets                                               306                    59                  (194)
        Notes payable                                                                                            0
        Accounts payable                                          (249)                  146                    97
        Accrued expenses                                           101                    38                   116
        Accrued audit and legal                                     94                   378                 1,335
        Deferred revenue                                           568                  (175)                  140
        Other current liability                                     56                    68                  (139)
        Other liabilities                                            0                     -                   174
                                                            -----------           -----------        --------------
    Net cash flows used in operating activities                 (3,351)                 (501)               (2,873)
                                                            -----------           -----------        --------------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                      (281)                  (97)                  (87)
  Proceeds from sale of fixed assets, net                            -                     -                 1,568
                                                            -----------           -----------        --------------
    Net cash flows (used in) provided by investing activities     (281)                  (97)                1,481
                                                            -----------           -----------        --------------

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                                 3,400                     -                     -
  Proceeds from issuance of common stock                             -                     -                 1,200
  Repayment of note payable                                          -                     -                  (100)
  Debt payments                                                    (94)                    -                     -
  Debt issuance costs                                             (361)                    -                     -
                                                            -----------           -----------        --------------
    Net cash flows provided by financing activities              2,945                     -                 1,100
                                                            -----------           -----------        --------------

Net decrease in cash                                              (687)                 (598)                 (292)
                                                            -----------           -----------        --------------
Cash at beginning of period                                      1,099                 1,697                 1,060
                                                            -----------           -----------        --------------
Cash at end of period                                     $        412         $       1,099       $           768
                                                            ===========           ===========        ==============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                                 (June 29, 2002)

Note A: Basis of Presentation
-----------------------------

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.4 million for the quarter ended June 29, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

         The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the seven months ended June 29, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings

(referred to as "Successor Company") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the seven months ended June 29, 2002 is not comparable with prior periods. In addition, certain line items of the liabilities and shareholders' equity portion of the balance sheet as of June 29, 2002 are not comparable to prior periods for the reasons discussed above.

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

Note C:  Subsequent Event - Related Party Transaction
-----------------------------------------------------

         The Company completed an equity financing transaction with L-3 Communications, Inc. ("L-3"), a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is for 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty-six months and is for 700,000 shares of common stock at a price of $7.29 per share. The Company had deferred revenue of $0.6 million, inventory of $0.5 million and accounts receivable of $0.2 million from L-3, as of June 29, 2002.

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

         The Company's long-term debt is summarized below:

                                                             JUNE, 29,
                                                               2002
                                                       ----------------------
Property Mortgages                                     $              15,132
Property Taxes                                                           847
Convertible Notes with Bankruptcy Professionals                        4,137
                                                       ----------------------
                                                                      20,116

Current portion                                                        4,325
                                                       ----------------------
Total                                                   $             15,791
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

         INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. The Company had work-in-process inventory of $1.0 million at the end of the third fiscal quarter of 2002 related to capitalized costs under completed contract method of accounting, as described below, compared to $0.5 million at the beginning of the fiscal year.

         REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first nine months of 2002 or 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant. A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise were recorded at their historical value, however, the liabilities were not settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest. The carrying amounts of approximately $19.2 million of the Company's debt at June 29, 2002 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

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

         The following dilutive securities were outstanding at the end of the seven month period ended June 29, 2002; 500,000 shares of restricted common stock pursuant to the Plan, options to purchase 1,246,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003. The warrants issuable to the subordinated note claimants pursuant to the Plan, which are convertible into 1,880,564 common shares, are not considered dilutive as the Company will issue the same number of new common shares upon payment from the Warrant holders as it retires upon processing the associated Call on the parties that hold the shares containing the legend that restricts their trading specifically for this purpose.

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

Liabilities subject to compromise under reorganization proceedings consist of:

                                                                       As of
                                                                   -------------
                                                                   September 29,
                                                                       2001

     Secured Liabilities:

     Property Mortgage                                                   10,375
     Property taxes                                                       1,575
                                                                   -------------
                                                                         11,950

     Unsecured Liabilities:

     Accounts payable trade                                              10,661
     Borrowings outstanding under:
              Offshore guaranteed bank loans                             59,961
     Accounts payable offshore subsidiary                                45,582
     7% convertible subordinated debentures                              87,891
     14% convertible debenture                                           24,711
     2% convertible debenture                                            12,262
     Operating leases                                                    55,217
     Other accrued expenses                                               7,474
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

         The Company has four reportable operating segments: Micro electro mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling for its customers. Insight Analytical's laboratory equipment provides services that identify information as to dimension, material makeup, and material crystal properties of a customer's sample. The Company has approximately 51,000 square feet of building space available to lease. As of June 29, 2002, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.

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

         The following table represents net sales, gross profit (loss) and long lived assets by segment (in thousands):

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Three Months Ended:
June 29, 2002

Net sales                  $    543      $    154          $     44          $  128            $    869
                           ================================================================================
Intercompany Sales         $      6      $     21                92          $    -
                           ================================================================================
Gross profit (loss)        $ (1,001)     $      3          $     49          $  100            $   (849)
                           ================================================================================
Long Lived Assets          $ 16,656      $    165          $     76          $2,688            $ 19,585
                           ================================================================================

Predecessor Co.
Three Months Ended:
June 30, 2001

Net sales                  $    461      $    150          $     30          $  129            $    770
                           ================================================================================
Intercompany Sales         $      6      $      9          $     74          $    -
                           ================================================================================
Gross profit (loss)        $ (1,032)     $    (28)         $     24          $   89            $   (947)
                           ================================================================================
Long Lived Assets          $ 19,668      $    174          $    229          $2,804            $ 22,875
                           ================================================================================

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Seven Months Ended:
June 29, 2002

Net sales                  $  1,353      $    340          $     85          $    299          $  2,077
                           ================================================================================
Intercompany Sales         $     15      $     53          $    210          $      -
                           ================================================================================
Gross profit (loss)        $ (2,036)     $    (18)         $    102          $    226          $ (1,726)
                           ================================================================================
Long Lived Assets          $ 16,656      $    165          $     76          $  2,688          $ 19,585
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
                           ================================================================================

Predecessor Co.
Nine Months Ended:
June 30, 2001

Net sales                  $  1,117      $    515          $    168          $    146          $  1,946
                           ================================================================================
Intercompany Sales         $     18      $     40          $    230          $      -
                           ================================================================================
Gross profit (loss)        $ (2,899)     $      8          $    144          $    (11)         $ (2,758)
                           ================================================================================
Long Lived Assets          $ 19,668      $    174          $    229          $  2,804          $ 22,875
                           ================================================================================

         There Company made $.4 million in purchases of property plant and equipment in the first nine months of fiscal 2002.

         The Company sells its products to customers in Europe, Japan and Canada. The following table displays domestic and international revenue:

                    Successor Co.      Predecessor Co.      Successor Co.      Predecessor Co.     Predecessor Co.
                    Three Months         Three Months        Seven Months         Two Months         Nine Months
                        Ended               Ended               Ended               Ended               Ended
                      June 29,             June 30,            June 29,          November 24,         June 30,
($000's)                2002                 2001                2002                2001               2001
                   ------------------------------------------------------------------------------------------------
Revenue
Domestic            $      536          $       770         $      1,665         $       692          $     1,946
Foreign             $      333          $         -         $        412         $         -          $         -
                   ------------------------------------------------------------------------------------------------
Total               $      869          $       770         $      2,077         $       692          $     1,946
                    =============================================================================================

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

         The Company incurred operating losses in the third fiscal quarter of 2002. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the third fiscal quarter of 2002 were predominantly from development of a gyroscope for inertial navigation, development of a copper cross connect switch used in DSL communication, a development project for an add/drop optical telecommunications switch, Santa Barbara Tool & Die and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 sq. ft. wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

         The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the seven months ended June 29, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings
(referred to as "Successor Company") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the seven months ended June 29, 2002 is not comparable with prior periods. In addition, the balance sheet as of June 29, 2002 is not comparable to prior periods for the reasons discussed above. In order to allow comparison of the Company's results of operations, the current year predecessor and successor periods have been combined for comparison to the prior year periods.


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

         GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.4 million for the quarter ended June 29, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, instruments included as liabilities subject to compromise were recorded at their historical value, however, the liabilities were not settled at this amount. The liabilities not under compromise approximate fair value due to their short-term nature or market rate of interest. The carrying amounts of approximately $19.2 million of the Company's debt at June 29, 2002 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

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

         OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor as of and for the interim two month period ended November 24, 2001, the interim seven months ended June 29, 2002 and the nine months and fiscal quarter ended June 30, 2001. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on Innovative Micro Technology, Inc. Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001.

Three Months Ended June 29, 2002
--------------------------------

NET SALES. Net sales were $0.9 million for the third quarter of fiscal 2002 compared to $0.8 million for the third quarter of fiscal 2001. Sales for the fiscal 2002 period were made up of $0.6 million of MEMS-related business, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants. The fiscal 2001 period sales were made up of $0.5 million of MEMS-related business, $0.2 million from Santa Barbara Tool and Die and $0.1 million from leasing of space to tenants.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 97.7% and 123.0% for the third quarter of fiscal 2002 and 2001, respectively. The gross loss was $0.8 million and $0.9 million for the third quarter of fiscal 2002 and 2001, respectively. The gross loss during the fiscal 2002 period was composed of a gross loss of $1.0 million from the MEMS-related business and the combination of Santa Barbara Tool and Die and Insight Analytical generated a $0.1 million gross profit. Leasing of space to tenants provided a $0.1 million gross profit for this same period. The MEMS business gross loss included $0.1 million in amortization of employee stock incentives for the fiscal 2002 period. The MEMS-related business had a gross loss for the fiscal 2001 period of $1.0 million. Santa Barbara Tool and Die and Insight Analytical combined for a breakeven gross profit and leasing of space to tenants generated a $0.1 million gross profit in the third quarter of fiscal 2001. The gross loss for the third fiscal quarter of 2002 was primarily due to the under-absorbed fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense, as a percentage of net sales, was 28.0% and 9.2% or $0.2 million and $0.1 million for the third quarter of fiscal 2002 and 2001, respectively. R&D expense included $0.1 million in amortization of employee stock incentives for the fiscal 2002 period. The Company is focused on projects allowing entry to the wireless communications and biomedical industries. The Company has four employees focused on the development of new products and manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percentage of net sales was 62.6% and 58.1% for the third quarter of fiscal 2002 and 2001, respectively. Expenses in dollars were $0.5 million for the third quarter of fiscal 2002 and $0.4 million for the same period of fiscal 2001. The third fiscal quarter of 2002 expense included $0.1 million in amortization of employee stock incentives. The third quarter of fiscal 2001 amount includes $0.1 million of expenses related to the Hollister property, which the Company is planning to sell. The Company has six employees providing the services reported as SG&A. SG&A expenses have increased primarily due to the growth in sales and the associated customer interface.

INTEREST EXPENSE. Interest expense was $0.6 million and $0.4 million for the third quarter of fiscal 2002 and 2001, respectively. The increase principally results from the interest expense associated with the $5.4 million mortgage that the Company secured at the beginning of the second fiscal quarter of 2002 and the $4.1 million in convertible notes issued to the unpaid professional persons involved in the reorganization process as of the Effective Date. Both of these instruments require interest-only monthly payments based upon a 12% annual interest rate.

         REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the emergence from bankruptcy. These costs were $0.1 million and $0.4 million for the third fiscal quarter of 2002 and 2001, respectively. The reorganization costs are expected to continue through the fourth fiscal quarter of 2002, but at reduced rates.

Nine Months Ended June 29, 2002
-------------------------------

NET SALES. Net sales were $2.8 million for the nine months ended June 29, 2002 and $1.9 million for the first nine months of fiscal 2001. The MEMS-related business generated sales of $1.9 million, the combination of Santa Barbara Tool and Die and Insight Analytical provided sales of $0.5 million and $0.4 million came from leasing of space to tenants for the first nine months of fiscal 2002. The fiscal 2001 period sales were made up of $1.1 million of MEMS-related business, $0.5 million from Santa Barbara Tool and Die, $0.2 million from Insight Analytical and $0.1 million from leasing of space to tenants.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 72.3% or $2.0 million for the combined nine months ended June 29, 2002 and 141.7% or $2.8 million for the first nine months of fiscal 2001. The MEMS-related business had a gross loss of $2.4 million for the first nine months of fiscal 2002. The MEMS business gross loss included $0.2 million in amortization of employee stock incentives for the fiscal 2002 period. The combination of Santa Barbara Tool and Die and Insight Analytical had a $0.1 million gross profit for the fiscal 2002 period. Leasing of space to tenants provided a $0.3 million gross profit for this same period. The MEMS-related business had a gross loss for the fiscal 2001 period of $2.9 million. Insight Analytical generated a gross profit of $0.1 million and leasing of space to tenants had a breakeven gross profit for the first nine months of fiscal 2001. The improvement in gross loss for the first nine months of 2002 compared to fiscal 2001 is primarily due to the increase in revenue allowing absorption of the fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. R&D expense, as a percentage of net sales, was 23.8% or $0.7 million for the combined nine months ended June 29, 2002 and 15.1% or $0.3 million for the first nine months of fiscal 2001. R&D expense included $0.2 million in amortization of employee stock incentives for the fiscal 2002 period. R&D expense increased, as the Company focused on projects allowing entry to the wireless communications and biomedical industries

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percentage of net sales was 57.7% for the combined nine months ended June 29, 2002 and 60.6% for the first nine months of fiscal 2001. Expenses in dollars were $1.6 million for the first nine months of fiscal 2002 compared to $1.2 million for the same period of fiscal 2001. The fiscal 2002 period expense included $0.3 million in amortization of employee stock incentives. The amounts included $0.1 million and $0.2 million of expenses related to the Company's Hollister property, for the first nine months of fiscal 2002 and 2001, respectively. The Company plans to sell the Hollister property. SG&A expenses have increased primarily due to the growth in sales and the associated customer interface.

INTEREST EXPENSE. Interest expense was $1.8 million for the combined nine months ended June 29, 2002 and $1.1 million for the first nine months of fiscal 2001. The increase principally results from the interest expense associated with the $5.4 million mortgage that the Company secured at the beginning of the second fiscal quarter of 2002 and the $4.1 million in convertible notes issued to the unpaid professional persons involved in the reorganization process as of the Effective Date. Both of these instruments require interest-only monthly payments based upon a 12% annual interest rate.

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

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing. The professional fees were $0.8 million for the combined nine months ended June 29, 2002 and $1.4 million for the first nine months of fiscal 2001.


Liquidity and Capital Resources
-------------------------------

         At June 29, 2002, the Company's cash decreased to $0.4 million from $1.7 million at September 29, 2001. The decrease in cash was primarily due to its use for operating activities of $4.6 million, which included the payment of a bankruptcy court approved claim for delinquent property taxes of $0.9 million. The Company settled an additional claim for delinquent property taxes of $.9 million and was able to negotiate a five-year payment plan at an 8% interest rate requiring semi-annual principal and interest payments. The Company acquired $0.4 million of new equipment to increase production during this period.

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

         Purchase commitments associated with capital expenditures were minimal at June 29, 2002.

         The Company has no leases for which it is the lessee.

         The aggregate principal payments of long term debt for the fiscal periods subsequent to June 29, 2002 are: 2003 - $4.4 million, 2004 - $0.2 million, 2005 - $5.6 million, 2006 - $9.8 million and 2007 - $0.1 million. These amounts relate to convertible notes owed to the professionals used in the bankruptcy, property taxes and two property mortgages, which are all secured by the two California properties owned by the Company.


RISK FACTORS AFFECTING OUR BUSINESS

         IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION, COMPETITIVE POSITION AND ABILITY TO CONTINUE AS A GOING CONCERN AND TO CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

         THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.4 million for the quarter ended June 29, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                INNOVATIVE MICRO TECHNOLOGY, INC.



Dated: January 10, 2003        /s/ John S. Foster
                               ------------------
                               John S. Foster
                               Chairman of the Board and Chief Executive Officer


Dated: January 10, 2003        /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Chief Financial Officer
                               (Principal Accounting Officer)

                                                                    EXHIBIT 99.1
                                                                    ------------


                CERTIFICATION PURSUANT TO 18 U.S.C. 1350 ADOPTED

            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to their knowledge, the Quarterly Report on Form 10-QSB for the quarterly period ended June 29, 2002 of Innovative Micro Technology, Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.

Very truly yours,



John S. Foster

/s/ John S. Foster
__________________
Chief Executive Officer





Peter T. Altavilla

/s/ Peter T. Altavilla
______________________
Chief Financial Officer

Dated:  January 13, 2003