Form 10KSB
period 2002-09-28
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-01-13
CIK 6948

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                              ---------------------
                                   FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 or Regulation S-B contained in this form herein and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [_]

                      (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [__] No [X*]

      The aggregate market value of the Common Stock held by non-affiliates of registrant was $0.00 as of December 15, 2002.

      * Securities to be distributed under the Company's Plan of Reorganization have not been distributed as of the filing date.

                           DOCUMENTS INCORPORATED BY REFERENCE
None.

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

ITEM 1. BUSINESS

      Innovative Micro Technology, Inc ("the Company") is engaged in the business of the design and manufacture of MEMS devices. MEMS is an acronym for micro-electro-mechanical system, and MEMS devices are sometimes referred to as "micromachines." MEMS devices were first developed in the late 1970s and early 1980s. Generally speaking, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered owing to the large number of devices that can be made on a single wafer. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems which today are built using conventional techniques could be made using MEMS.


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

      Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems which today are built using conventional techniques could be made using MEMS. Examples of this include electromagnetic relays. In addition, many electrical systems may be replaced by MEMS. An example of this is optical fiber switching, used in telecommunications. MEMS versions of these switches are now beginning to find their way into the marketplace. Another example is components for wireless communication technology. High performance inductors, variable capacitors and transmit/receive switches could be replaced by MEMS devices at lower cost, using less space and providing higher performance. The Company fabricates MEMS products on a six-inch silicon wafer, which depending upon the size of the individual part, is cut into multiple finished parts referred to as dies.

      The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive, and both provide service to outside customers using the portion of their capacity that is excess to that required by the Company. The Company has approximately 51,000 square feet of building space available to lease. As of September 28, 2002, approximately 34,000 square feet were under long term lease arrangements with annual future rental income of approximately $0.5 million.

      The Company has multiple customers for MEMS products. A major goal of the Company is to spread business risk by generating products in more than one industry. To this end, MEMS and non-MEMS wafer applications afford much opportunity. The Company is proceeding in the telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries and is looking forward to broadening into the wireless communication industry. These initiatives are in an early stage, and the Company can give no assurance that it will be successful in penetrating these businesses and diversifying its product lines and customer base.


EMPLOYEES

      Highly trained engineers and technicians maintain and operate the sophisticated equipment that is used in the fabrication of MEMS devices. Most of these individuals play a dual role of operations as well as process development. The employees cover the following technical areas:

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

      The Santa  Barbara  Tool and Die  employees  have  extensive  tool and die
experience  and  the  Insight  Analytical   employees  are  trained  to  operate
sophisticated analytical tools.

      As of September 28, 2002, the Company had 48 employees at its headquarters in Santa Barbara, California.

TECHNOLOGY

      The Company has three main forms of technology: manufacturing technology, design technology, and service technology.

      The manufacturing technology encompasses photolithography, material deposition, and material removal, which are the essential methods of producing integrated wafers. Additional manufacturing technology includes wafer bonding, assembly and testing procedures, including precision alignment and assembly, ceramic bonding, wire attachment, and testing algorithms.

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

INTELLECTUAL PROPERTY

      The Company regards elements of its manufacturing processes, product designs and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and patent protection. The Company has filed eight patent applications with the United States Patent Office since January 2000, and more are in preparation for the MEMS business. The Company has received notification from the U.S. Patent office that its first patent has been issued.

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

VENDORS

      The Company purchases from a variety of vendors in the course of its business including providers of manufacturing supplies, office supplies, and direct materials. There are no extraordinary dependencies on any vendors, and in most all cases there is a general market for the required products. One exception is the procurement of silicon-on-insulator wafers ("SOI wafers"), which can at times be in short supply.


CUSTOMERS

      The Company's customers are in four categories representing its four business segments: MEMS and wafer customers, machine shop tool and die customers, tenants of excess building space and analytical lab service customers.

      The MEMS business customers are in the telecommunication, biotechnology, microfluidics, inertial navigation, biomedical, and the personal security businesses. Inertial navigation MEMS refers to MEMS gyroscopes and accelerometers. The Company is a subcontractor to L-3 Communications Corporation ("L-3") for a long -term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company completed an equity financing transaction with L-3 on August 2, 2002 for $5.0 million in cash (see footnote 8 - Financing Transaction). The personal security company, Fidelica Microsystems, Inc. ("Fidelica"), which specializes in hardware for personal identification, represented a significant portion of the Company's sales in fiscal 2002, as shown in the table below. In the second fiscal quarter of 2002, Fidelica cancelled their existing order with the Company for product cost reasons. Biomedical MEMS includes manufacturing filters. Biotechnology refers to a variety of gene chips. Microfluidics includes print heads for ink-jet printing. The Company also leases approximately 34,000 square feet of excess space within its owned facility to tenants under long-term contracts. OCCAM Networks, Inc. leases approximately 31,000 square feet of the Company's excess building space.

      The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 proceedings on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the ten months ended September 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting (referred to as "Successor Company"). In order to allow comparison of the Company's two years of results of operations, a "Proforma Combined" column has been provided that sums the Company's financial information for the fiscal

2002 periods. The Company's sales by business segment for fiscal 2002 and fiscal 2001 are displayed below.

Sales by customer
                                                     For the Years Ended:
                                          --------------------------------------
                                              Proforma
                                              Combined
                                             September 28,     September 29,
(As a percentage of sales)                      2002                2001
                                          --------------------------------------
Fidelica Micro Systems, Inc.                          14%               34%
Coventor, Inc.                                        14%                0%
OCCAM Networks, Inc.                                  13%                0%
All Others                                            59%               66%
                                          --------------------------------------
Total                                                100%              100%
                                          ======================================


Sales by Segment                                    For the Years Ended:
                                          --------------------------------------
                                              Proforma
                                              Combined
                                             September 28,     September 29,
(As a percentage of sales)                      2002                2001
                                          --------------------------------------
MEMS                                                  67%               59%
Santa Barbara Tool & Die                              15%               24%
Insight Analytical                                     4%                7%
Rental Income                                         14%               10%
                                          --------------------------------------
Total                                                100%              100%
                                          ======================================

         The Company's products are sold in the United States, Japan, Canada and Europe by its direct sales personnel.


COMPETITION

      The Company competes with other independent MEMS manufacturers. They are generally private entities and information about their financial status is unavailable to the Company. The names of some of these firms are Applied MEMS, Tronics and Issys. Some of these companies operate wafer fabrication facilities using a four-inch diameter wafer compared to the six-inch format used by the Company. The larger wafer used by the Company has approximately twice the physical useable area, which provides approximately twice as many die per wafer. This feature provides the Company with cost advantages.

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

      The Company also competes with captive wafer fabs owned by vertically integrated MEMS users. These include: Intellisense, owned by Corning, Inc.; and Cronos, which was recently sold by JDS Uniphase to Memscap S. A. The parents of these firms are all significantly larger than the Company with greater financial, technical and marketing resources than the Company. These firms are focused on producing products for their parents, but they also service external customers.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of January 6, 2003:

      Name                 Age Position or Office
      ----                 ----------------------

      Dr. John S. Foster   44  Chief Executive Officer and Chairman of the Board
      Peter T. Altavilla   49  Chief Financial Officer, Corporate Controller and
                               Secretary

      Dr. John S. Foster has over 15 years of experience in technology and operations management. He joined the Company in 1993. He has held a variety of senior management positions including two years as the Company's Managing Director of its former operation in Penang, Malaysia and as the Vice President of Worldwide Operations. Dr. Foster holds a doctorate in Applied Physics from Stanford University. He was elected to the position of Chief Executive Officer of the Company on November 16, 2001 and to the position of Chairman of the Board on November 19, 2001.

      Peter T. Altavilla has been employed by the Company since 1987. He served as Assistant Controller until August 1, 1994, when he was elected to the position of Corporate Controller. Mr. Altavilla was elected Secretary on February 9, 1996. He was elected to the position of Chief Financial Officer of the Company on November 16, 2001.

ITEM 2.  PROPERTIES

      Certain information concerning the Company's principal properties at September 28, 2002 is set forth below:

Location                             Type             Principal Use                   Footage      Ownership
------------------------------------------------------------------------------------------------------------------

Goleta (Santa Barbara),CA    Headquarters, Office,    Marketing and manufacturing     130,000        Owned
                             plant and warehouse        research and engineering
Goleta (Santa Barbara),CA    Vacant plant                                             103,000        Owned (1)

(1) The Company plans to sell this facility

      The Company believes its existing manufacturing facilities are adequate to support customer requirements during fiscal 2003.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above. (See Environmental Regulations)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is not traded on any exchange or quoted on NASDAQ.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Financial Statements provided in this Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24,

2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 proceedings on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the ten months ended September 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting (referred to as "Successor Company"). As a result, the net loss for the ten months ended September 28, 2002 is not comparable with prior periods. In addition, certain line items of the liabilities and shareholders' equity portion of the balance sheet as of September 28, 2002 are not comparable to prior periods for the reasons discussed above. In order to allow comparison of the Company's two years of results of operations, a "Proforma Combined" column has been provided that sums the Company's financial information for the fiscal 2002 periods.

(In thousands, except per share and employment amounts)

                                 Proforma Combined       Successor Co.    Predecesor Co.      Predecessor Co.     Predecessor Co.

                                                                                                    Year              Year
                                    Year Ended         Ten Months Ended    Two Months Ended        Ended              Ended
                                 September 28, 2002   September 28, 2002   November 24, 2001  September 29, 2001  September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS

Net sales                        $   3,578            $      2,886         $        692       $      2,773        $        456
                                 ------------------   ------------------   -----------------  ------------------  ------------------
Net loss                            (8,979)                 (7,745)              (1,234)           (11,828)            (33,764)

Net loss per share:
Loss from continuing
  operations per common share        (1.94)                 (1.67)                (0.02)              (0.17)             (0.16)

Discontinued operations, net             -                       -                    -                  -               (0.33)
                                 ------------------   ------------------   -----------------  ------------------  ------------------
Loss per common share - basic
     and diluted                     (1.94)                  (1.67)               (0.02)             (0.17)              (0.49)
Weighted average number of
     common sharesoutstanding-
     basic and diluted               4,629                   4,645               70,444             70,444              69,598
BALANCE SHEET

Working capital                  $  (2,204)           $     (2,204)        $     (5,142)      $     (4,314)                477
Total assets                        31,009                  31,009               28,808             29,355              32,912
Long term debt                      15,645                  15,645                    -                  -                   -
Total liabilities subject to
    compromise                           -                       -              315,941            315,709             313,966

Shareholders' equity                 7,564                   7,564             (295,259)          (294,025)           (283,397)

OTHER DATA

Period-end employment                   48                      48                   43                 39                  32

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

      The Company exited its Chapter 11 Reorganization process on November 16, 2001. The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. As provided for under the Company's reorganization plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity in the reorganized entity.

      The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro electro mechanical systems ("MEMS") operating in a number of industry segments. MEMS devices are sometimes referred to as "micromachines." MEMS devices were first developed in the late 1970s and early 1980s. Generally speaking, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered owing to the large number of devices that can be made on a single wafer.

      Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems which today are built using conventional techniques could be made using MEMS. Examples of this include electromagnetic relays. In addition, many electrical systems may be replaced by MEMS. An example of this is optical fiber switching, used in telecommunications. In the future, it is possible that it can be done mechanically using MEMS. Another example is components for wireless communication technology. High-Q inductors, variable capacitors and transmit/receive switches could be replaced by MEMS devices at lower cost, using less space and providing higher performance. The Company fabricates MEMS products on a six-inch silicon wafer, which, depending upon the size of the individual part, is cut into multiple finished parts referred to as dies.

      The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of excess space in its owned facility under long term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive, and both provide service to outside customers using the portion of their capacity that is excess to that required by the Company. The Company has approximately 51,000 square feet of building space available to lease. As of September 28, 2002 approximately 34,000 square feet were under long-term lease arrangements with annual rental income of approximately $0.5 million.

      The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 proceedings on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the ten months ended September 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting (referred to as "Successor Company"). As a result, the net loss for the ten months ended September 28, 2002 is not comparable with prior periods. In addition, certain line items of the liabilities and shareholders' equity portion of the balance sheet as of September 28, 2002 are not comparable to prior periods for the reasons discussed above. In order to allow comparison of the Company's two years of results of operations, a "Proforma Combined" column has been provided that sums the Company's financial information for the fiscal 2002 periods.

ANNUAL RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the Company as a percentage of net sales for the last two fiscal years.

                                           Proforma         Successor          Predecessor         Predecessor
                                           Combined             Co.                 Co.                Co.
                                             Year           Ten months          Two months
                                             Ended            Ended               Ended            Year Ended
                                           September        September            November          September
                                            28, 2002         28, 2002            24, 2001           29, 2001
                                    -------------------------------------------------------------------------
Net sales
  MEMS and Other                              85.7%             85.2%              87.6%               90.1%
  Rental income                               14.3%             14.8%              12.4%                9.9%
  Subtotal                                   100.0%            100.0%             100.0%              100.0%
Cost of sales
  MEMS and Other                             175.1%            179.5%             156.9%              227.3%
  Rental income                                3.3%              3.8%               0.9%                7.0%
  Subtotal                                   178.4%            183.3%             157.8%              234.3%
Gross loss                                   -78.4%            -83.3%             -57.8%             -134.3%
Research and development                      25.3%             28.2%              13.0%               12.5%
Selling, general and
administrative                                61.3%             67.5%              35.4%               57.5%
Impairment of long lived assets                0.0%              0.0%               0.0%               88.9%
Loss from operations                        -165.0%           -179.0%            -106.2%             -293.2%
Interest income                                0.6%              0.7%               0.3%                1.2%
Interest expense                             -68.4%            -77.9%             -29.5%              -53.1%
Other income, net                              7.7%              3.5%              25.6%                0.0%
Reorganization Costs                         -25.0%            -14.6%             -68.5%              -81.3%
Loss from operations before
income taxes                                -250.1%           -267.3%            -178.3%             -426.4%
Provision for income taxes                     0.9%              1.1%               0.0%                0.1%
 Net loss                                   -251.0%           -268.4%            -178.3%             -426.5%

      NET SALES: Net sales increased to $3.6 million in fiscal 2002 as compared to net sales of $2.8 million in fiscal 2001. The sales increase was due to growth in sales for the MEMS portion of the business and an increase in sales for leasing of excess space. The MEMS portion of the business had sales of $2.4 million and $1.6 million for fiscal 2002 and 2001, respectively. The Company has added new customers through its marketing efforts and is beginning to see a resulting growth in sales. Santa Barbara Tool and Die sales decreased to $0.5 million in fiscal 2002, compared to $0.7 million in fiscal 2001. Insight Analytical had sales of $0.2 million in both fiscal 2002 and fiscal 2001. The leasing of excess space increased to $0.5 million in fiscal 2002, compared to $0.3 million in fiscal 2001. The increase is explained by the fact that the lease with the Company's largest tenant started in the third fiscal quarter of 2001.

      GROSS LOSS: The gross loss was $2.8 million or a negative 78.4% for fiscal 2002 compared to a negative 134.3% or $3.7 million for fiscal 2001. The MEMS portion of the business had a gross loss of $3.3 million or a negative 138.8% in fiscal 2002 and a $4.0 million gross loss or a negative 243.8% in fiscal 2001. The fiscal 2002 MEMS gross loss includes $0.3 million in amortization of employee stock incentives that became effective with the Company's Plan of Reorganization on November 16, 2001. Santa Barbara Tool and Die had a minimal gross loss in fiscal 2002 as compared to a minimal gross profit in fiscal 2001. Insight Analytical generated a profit of $0.1 million in fiscal 2002 and $0.2 million in fiscal 2001. The leasing of space to our tenants provided a gross profit of $0.4 million in fiscal 2002 or 77.1% as compared to $0.1 million or 29% for its first year of business in fiscal 2001. The improvement in gross profit is explained by the fact that the lease with the Company's largest tenant started in the third fiscal quarter of 2001 and therefore fiscal 2002 received benefit of a full year of income. The Company had thirty-eight production employees at the end of fiscal 2002, compared to twenty-nine at the end of fiscal 2001.

      RESEARCH AND DEVELOPMENT: Research and development expenses ("R&D") were $0.9 million in fiscal 2002, compared to $0.3 million for fiscal 2001. The fiscal 2002 amount includes $0.3 million in amortization of employee stock incentives that became effective with the Company's Plan of Reorganization on November 16, 2001. The R&D expenses represented 25.3% and 12.5% of net sales, respectively, for such periods.

      R&D expenditures for the Company focus on development of new MEMS devices and the associated production processes for the telecommunication, computer electronics, inertial navigation, wireless communication, and the biomedical product areas. R&D expenditures are expected to grow as the Company continues to diversify into new product areas. The Company currently has four employees focused on the development of new products and manufacturing processes.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses were $2.2 million and $1.6 million in fiscal 2002 and 2001, respectively. These amounts include $0.2 million in fiscal 2002 and $0.5 million in fiscal 2001 of property tax, insurance and utility expense related to a California property that the Company is planning to sell. The fiscal 2002 amount includes $0.5 million in amortization of employee stock incentives that became effective with the Company's Plan of Reorganization on November 16, 2001. The increased customer activity has resulted in the increased expenses. The total selling, general and administrative expenses represented 61.3% and 57.5% of net sales, respectively, for such periods. The Company currently has six employees providing the services reported as SG&A.

      REORGANIZATION   COSTS:   Reorganization   costs   consist   primarily  of
professional fees directly related to the Chapter 11 filing and the emergence from bankruptcy.

      INTEREST EXPENSE: Interest expense was $2.5 million and $1.5 million in fiscal 2002 and 2001, respectively. The Company increased a mortgage on one of its properties in fiscal 2002, which accounts for the increase in interest expense.

      OTHER INCOME. The Company recognized $0.2 million in other income for the first fiscal quarter of 2002 from the sale of a minority ownership position in Magnetic Data Technologies, LLC, a former subsidiary of the Company.

      PROVISION FOR INCOME TAXES: The fiscal 2002 and 2001 provision for income taxes included minimum state income taxes.

      Under the terms of the bankruptcy, the Company may not be able to receive any benefit from previously accumulated net operating loss carryforwards prior to the bankruptcy. Portions of the Company's pre-bankruptcy tax losses may be eligible for use in future periods. The Company is currently evaluating these amounts. Since January 7, 2000, the Company has accumulated net operating loss carryforwards of approximately $25.1 million for federal tax purposes and $12.6 million for state tax purposes as of September 28, 2002. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At September 28, 2002, all identified deferred tax assets are reduced by a valuation allowance therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $2.9 million at September 28, 2002 from $1.7 million at September 29, 2001. The increase in cash was primarily due to the following sources of cash: $5.0 million from an equity financing transaction completed in August of 2002 and a net $3.0 million from a mortgage secured by the real property owned by the Company. These sources were primarily offset by the net use of cash by operations of $6.1 million plus the purchase of new equipment of $0.5 million.

      The MEMS industry is capital intensive and requires expenditures for manufacturing equipment and research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2003, the Company plans approximately $0.2 million in capital expenditures primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. Capital equipment purchase commitments were minimal at September 28, 2002.

      The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2003 depend heavily on its ability to achieve volume production of its MEMS products on a timely basis and obtain additional financing. Although the Company is devoting substantial engineering and manufacturing resources to its production goals, there can be no assurances that the Company will achieve planned production levels on a timely basis. The Company completed an equity financing transaction with a strategic investor on August 2, 2002 for $5 million in cash. The Company issued the investor 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and the value was determined to be $0.3 million using the Black-Scholes option pricing model. The second warrant has a term of thirty-six months and the value was determined to be $1.4 million using the Black-Scholes option pricing model. The value of the warrants is not reflected in the accompanying financial statements as it was recorded within common stock.

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

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $9.0 million for the fiscal year ended September 28, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability even in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

      Purchase commitments associated with capital expenditures were minimal at September 28, 2002

      The Company has no leases for which it is the lessee.

      The aggregate principal payments of long term debt for the years subsequent to September 28, 2002 are: 2003 - $4.3 million, 2004 - $0.2 million, 2005 - $5.6 million, 2006 - $9.8 million and 2007 - $0.1 million. These amounts relate to convertible notes owed to the professionals used in the bankruptcy, property taxes and two property mortgages, which are all secured by the two California properties owned by the Company.


CRITICAL ACCOUNTING POLICIES

      Application of the Company's accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts would be reported if the assumptions and estimates changed. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, warranty costs and contingencies. Management has identified the following accounting policies as critical to an understanding of its financial statements and as areas most dependent on management's judgment and estimates.

      GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $9.0 million for fiscal 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

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

      REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight
Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in fiscal 2002 or 2001. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amounts of approximately $19.1 million of the Company's debt approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

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

      During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board ("FASB"). SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company adopted SFAS 142 early, beginning in its fiscal year 2002, and it did not have a significant impact on its financial position or results of operations.

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

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January, 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $9.0 million for the fiscal year ended September 28, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability even in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

      CAPITAL NEEDS.

      The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company purchased property, plant and equipment in fiscal 2002 totaling $0.5 million. During fiscal 2003, the Company plans to purchase or enter into lease financing for approximately $0.2 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The

Company will need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

      INTERNATIONAL SALES COULD EXPOSE THE COMPANY TO RISK.

      The Company sells its products to foreign customers and expects this to be an important part of its future business. Accordingly, the Company will face risks inherent in conducting business internationally, such as:

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT

      The following table provides information concerning each of the Company's directors and executive officers:

                                  DIRECTOR
              NAME        AGE       SINCE             POSITION OR OFFICE
           ----------    ------   ---------          --------------------
Dr. John S. Foster        44        2001       Chairman, Chief Executive Officer
Peter T. Altavilla        49        n/a        Chief Financial Officer,
                                               Controller and Secretary
Dr. Malcolm Currie        75        2001       Director
Dr. Calvin Quate          79        2001       Director
Scott Avila               42        2001       Director
Daniel E. Armel           58        2001       Director
Dr. William Howard        61        2001       Director
Dr. Jill Wittels          53        2002       Director

      Excluding traffic violations or other minor offenses, during the five years preceding the date of this report, none of the directors or executive officers named above has been convicted in any criminal proceeding or been subject to a pending criminal proceeding. Dr. Foster and Mr. Altavilla were executive officers of the Company at the time it filed its petition of bankruptcy.

      Dr. Foster became an employee in 1993. He has served in a number of management positions for the Company, including Managing Director of operations in Penang, Malaysia and Vice President of Worldwide Operations. Dr. Foster was appointed Chief Executive Officer on November 16, 2001. Dr. Foster has over 15 years of experience in technology and operations management. Election for this board position will be in February 2005.

      The Company has employed Mr. Altavilla since 1987. He served as Assistant Controller until August 1, 1994, and as Corporate Controller from August 1, 1994 and on November 16, 2001, he was elected Chief Financial Officer. Mr. Altavilla was elected Secretary on February 9, 1996.

      Dr. Currie became a director on November 16, 2001. He currently serves as Chairman and CEO of Currie Technologies Inc., a manufacturer of electric transportation vehicles. He currently serves on the Boards of the following public companies: LSI Logic Corporation, where he is chairman of the Audit Committee; Inamed Corporation, where he holds the position of Chairman of the Audit Committee; Enova Systems, Inc.; and Regal One Corporation. He serves on the Compensation Committee of LSI Logic Corporation and Enova Systems, Inc. He has also served as chairman of Constellation Communications, Chairman and CEO of Hughes Electronics Corporation, President of Hughes Missile Systems Co. and President of Delco Electronics Corporation. He serves on the Board of Trustees for the University of Southern California where he previously served as Chairman. Election for this board position will be in February 2005.

      Dr. Calvin Quate became a director on November 16, 2001. He is a professor of Applied Physics and Electrical Engineering at Stanford University, and a director of Zyomyx, Inc. a developer of protein biochips. In 1995 he received the Scientist of the Year award from R&D Magazine, and in 1992 he received the National Medal of Science. Election for this board position will be in February 2005.

      Daniel Armel is the current Chairman of Baymark Strategies and has over 25 years of experience in corporate restructuring. He has served as a banker at Morgan Guaranty Trust Company of New York, and was a partner at the accounting firm of Coopers & Lybrand. He serves on the boards of a number of privately held companies. Election for this board position will be in February 2004.

      Scott Avila is a founding partner of Crossroads, LLC a consulting firm specializing in restructurings. Mr. Avila specializes in developing and implementing corporate restructuring plans and providing interim management to operationally and financially distressed organizations. Election for this board position will be in February 2004.

      Dr. William Howard is an independent consulting engineer with clients in the microelectronics and technology-based business planning areas. He was Senior Vice President of Research and Development at Motorola from 1983 to 1987. He is a director of Ramtron International Corporation, a maker of high density memory chips, VLSI Technology, Inc., BEI Technologies, Inc, Xlinix, Inc. and Creyton System Co. He serves on the compensation committees for Ramtron International Corporation and Xlinix, Inc. Election for this board position will be in February 2004.

      Dr. Jill Wittels became a director on October 31, 2002. For the past two years she has held the position of Vice President of Business Development and chief technologist for L-3 Communications Corporation. From 1997 through 2000 she was the Vice President and General Manager of Infrared Imaging Systems, a division of BAE Systems, formerly Lockheed Martin. Overall she has 24 years of experience in business and technology management in the defense electronics industry. Election for this board position will be in February 2006.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal 2001, except

(i) the following persons did not timely file a Form 5 regarding the issuance of stock options during the fiscal year ended September 28, 2002: Peter T. Altavilla, Daniel Armel, Scott Avila, John S. Foster, William Howard and Calvin Quate and (ii) the following persons did not timely file a Form 3 upon becoming an officer, director, or beneficial owner of more than 10% of the equity securities of the Company: Daniel Armel, Scott Avila, William Howard, Calvin Quate and L-3 Communication Corporation. The Company has implemented a program to ensure timely compliance in the future.


ITEM 10 - EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following table shows, as to our Chief Executive Officer and our only other executive officer whose salary plus bonus exceeded $100,000 during the fiscal year ended September 29, 2001, information concerning compensation paid for services to us in all capacities during that fiscal year, as well as the total compensation paid to each such individual in each of our preceding two fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal year).

                                                         Annual Compensation                 Long-Term Compensation
                                                  ----------------------------------------------------------------------------------
                                                                                            Awards           Payouts
                                                                                    --------------------------------------
                                                                         Other                   Securities
                                                                         Annual     Restricted   underlying               All Other
                                                                         Compen-       Stock       Options/   LTIP        Compen-
                                                   Salary    Bonus (3)   sation (1)  Awards (8)    SARs (3)   Payouts (3) sation (4)
   Name and Principal Position       Year            ($)        ($)         ($)          (#)        ($)       ($)            ($)
 -------------------------------- -------------- ----------- ----------- ---------- -----------  -----------  ----------- ----------
 John S. Foster                        2002       265,000                           630,385        193,421
 Chief Operating Officer (2)           2001       265,000
                                       2000       164,000                                                                    47,587
------------------------------------------------------------------------------------------------------------------------------------
 Peter T. Altavilla                    2002       135,000                           420,255        108,947
 Controller and Secretary              2001       135,000
                                       2000       135,000                                                                     6,524
------------------------------------------------------------------------------------------------------------------------------------

(1) The value of perquisites, if any, fell below $50,000 or 10% of reported base salary and bonus for each executive.

(2) The restricted stock awards were issued under the 2001 Plan and are subject to restrictions under the 2001 Plan that, among other things, prohibit the sale or transfer of the common stock. The awards vest over two years from the date of grant. An aggregate of 126,077 shares of common stock were awarded in fiscal 2002 to Mr. Foster, valued at $630,385, and are subject to restrictions under the terms of the 2001 Plan. The awards vest over two years from the date of grant. An aggregate of 84,051 shares of common stock were awarded in fiscal 2002 to Mr. Altavilla, valued at $420,255, and are subject to restrictions under the terms of the 2001 Plan.

(3) Includes all stock options granted during the year. No Stock Appreciation Rights (SARs) were granted and no stock options were granted in tandem with SARs.

      The following table sets forth certain information regarding stock options granted by the Company to the named executive officers during 2002:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                      Number of     Percent of
                      Securities   Total Options/
                      Underlying    SARs Granted
                       Options/     to Employees
                        SARs       In Fiscal Year   Exercise
                       Granted)                       Price      Expiration Date
          Name           (#                          ($/Sh)
--------------------------------------------------------------------------------
John S. Foster         193,421         15.3            5.00       May 10, 2012
--------------------------------------------------------------------------------
Peter T. Altavilla     108,947          8.6            5.00       May 10, 2012
--------------------------------------------------------------------------------

      The following table sets forth certain information regarding stock options outstanding at September 28, 2002 for the named executive officers. No options were exercised by the following individuals during 2002.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                                   Value of
                                                              Number of           Unexercised
                                                             Securities          In-The Money
                                                             Underlying            Options at
                                                         Unexercised Options      Fiscal Year-
                          Shares                         at Fiscal Year-End           End
                       Acquired on                        (# exercisable/        ($ exercisable/
            Name         Exercise      Value Realized     unexercisable) (2)    unexercisable) (1)
---------------------------------------------------------------------------------------------------
John S. Foster              0                 0           64,474/128,947          22,566/45,131
Peter T. Altavilla          0                 0           36,316/72,631           12,711/25,421

(1) Assumes a market value of $5.35 per share on September 28, 2002. The Company does not have a market for its stock at this time, but the Board determined the fair market value of the common stock to be $5.35 per share.

(2) Includes 64,474 options exercisable within 60 days of September 28, 2002 for John S. Foster and 36,316 for Peter T. Altavilla.

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

COMPENSATION OF DIRECTORS

      The Company pays to each director who is not employed by the Company an annual retainer of $15,000 and $1,250 for each meeting of the Board of Directors they attend. Directors who serve on committees of the Board of Directors are entitled to be paid $1,250 for attendance at meetings of such committees if they occur on days other than on a regularly scheduled board meeting day. Directors are also reimbursed for all expenses incurred by them in their capacity as a director of the Company. Directors are not compensated for meetings held by teleconferencing facilities. The Board of Directors may modify such compensation in the future. In addition, each director not employed by the Company, upon joining the Board of Directors, receives an option to purchase 20,000 shares of the Common Stock of the Company and, thereafter, an option to purchase 7,500 shares of Common Stock on the date of each annual meeting at which such person is reelected to serve as a director. Such options will have an exercise price equal to the fair market value of such shares on the date of grant, become exercisable in two equal annual installments commencing on the first anniversary of the grant thereof, and expire on the tenth anniversary of the date of grant.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           SECURITY OWNERSHIP BY PRINCIPAL STOCKHOLDERS AND
                                   MANAGEMENT

      The following table contains certain information regarding beneficial ownership of our common stock as of September 28, 2002 by (a) each person that we know owns beneficially more than 5% of our common stock, (b) each of our directors, (c) our Chief Executive Officer and our two other most highly compensated executive officers and (d) all of our directors and executive officers as a group:

                                                                        SHARES BENEFICIALLY     PERCENT OF
                             NAME                                               OWNED           CLASS (1)
Non-Employee Directors
     Malcolm Currie                                                           10,000 (2)              0.2%
     Dr. Calvin Quate                                                         10,000 (2)              0.2%
     Scott Avila                                                              10,000 (2)              0.2%
     Daniel Armel                                                             10,000 (2)              0.2%
     Dr. William Howard                                                       10,000 (2)              0.2%
Executive Officers:
     John S. Foster                                                          127,513 (3)              2.3%
     Peter T. Altavilla                                                       78,342 (4)              1.4%
All  Directors  and  Named  Executive  Officers  as a  Group
     (seven persons).                                                        255,855 (5)              4.5%
Five Percent Stockholders:
     L-3 Communications Corporation                                        1,802,000 (6)            28.59%
     RHB Bank Berhad                                                         726,101 (7)            13.36%
     Malayan Banking Berhad                                                  798,477 (7)            14.69%
     Ban Hin Lee Bank - SO. BK Berhad                                        369,304 (7)             6.79%
     AMM- Gordon & Rees                                                      663,470 (7)            12.21%
     Kennilworth Partners II LP                                              375,000 (7)             6.90%
------------------------------------------------------

(1) Calculation is based upon the number of shares of our common stock outstanding on September 28, 2002, treating the 4,500,000 shares issuable under the Plan of Reorganization as issued and outstanding shares (5,435,000).

(2) Includes options, exercisable within 60 days, to purchase 10,000 shares under our 2001 Stock Incentive Plan.

(3) Includes options, exercisable within 60 days, to purchase 64,474 shares under our 2001 Stock Incentive Plan.

(4) Includes options, exercisable within 60 days, to purchase 36,316 shares under our 2001 Stock Incentive Plan.

(5) Includes options, exercisable within 60 days, to purchase 100,790 shares under our 2001 Stock Incentive Plan.

(6)   Includes warrants, exercisable within 60 days, to purchase 867,000 shares.

(7)   Includes shares to be issued under the Plan of Reorganization.

      As of September 28, 2002, our stock is held of record by 966 persons.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      L-3 Communications Corp. ("L-3"), a principal stockholder of the Company, is also a customer of the Company's development services. In fiscal year 2002, sales to L-3 accounted for approximately 2.8% of the Company's total revenue. At September 28, 2002, L-3 accounted for approximately 51.6% of the Company's deferred revenue.


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

         3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         3.2 Amended and Restated Bylaws of Innovative Micro Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         4.1 Form of Warrant Agreement between the Company and Certain Claimants Under the Plan of Reorganization (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         4.2 Warrant Agreement between the Company and L-3 Communications Corporation, dated August 1, 2002 (incorporated by reference to
                 Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 13, 2002).

         10.1 Change in Control Agreement between the Company and John Foster, dated April 15, 2002 (incorporated by reference to
                 Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         10.2 Change in Control Agreement between the Company and Peter T. Altavilla, dated April 15, 2002 (incorporated by reference to
                 Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         10.3 Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         10.4 Stock Purchase Agreement between the Company and L-3 Communications Corporation, dated August 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 13, 2002).

         10.5    2001 Stock Incentive Plan (incorporated by reference to Exhibit
                 10.5 to the Company's Current Report on Form 8-K filed August 13, 2002).

         10.6 Form of Stock Option Agreement under 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         10.7 Form of Restricted Stock Agreement under 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         10.8 Fixed Rate Note of the Company, payable to Owens Financial Group, Inc., dated December 20, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

         10.9 Deed of Trust, Security Agreement and Assignment of Leases and Rents, between the Company, Owens Financial Group, Inc. and Investors Yield, Inc., dated December 20, 2001 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

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

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*Filed herewith.


          (b)  Reports on Form 8-K.

               The company filed a Current Report on Form 8-K on August 13, 2002, reporting under Item 5 that the Company had completed a private sale of 935,000 shares of common stock and warrants to purchase an additional 867,000 shares of common stock to L-3 Communications Corporation.


ITEM 14. CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company required to be included in this report.

      Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INNOVATIVE MICRO TECHNOLOGY, INC.

                                       /s/ John S. Foster
                                       __________________
                                       John S. Foster
                                       Chairman and Chief Executive Officer


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

/s/ Peter T. Altavilla                                          January 13, 2003
-----------------------
Peter T. Altavilla
Chief Financial Officer and Secretary

/s/Daniel Armel                                                 January 13, 2003
----------------
Daniel Armel
Director

/s/ Scott Avila                                                 January 13, 2003
----------------
Scott Avila
Director

/s/Calvin Quate                                                 January 13, 2003
----------------
Dr. Calvin Quate
Director

                                 CERTIFICATIONS

         I, John S. Foster, certify that:

1. I have reviewed this annual report on Form 10-KSB of Innovative Micro Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 9, 2003                   /s/ John S. Foster
                                         __________________
                                         John S. Foster
                                         Chairman and Chief Executive Officer

         I, Peter T. Altavilla, certify that:

1. I have reviewed this annual report on Form 10-KSB of Innovative Micro Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 9, 2003                   /s/ Peter T. Altavilla
                                         ----------------------
                                         Peter T. Altavilla
                                         Chief Financial Officer and Secretary

                        Innovative Micro Technology, Inc.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Related Information


Financial Statements:

Independent Auditor's Report                                                 F-2

Balance Sheet as of September 28, 2002                                       F-3

Statements of Operations for the ten months ended September 28, 2002, two months ended November 24, 2001 and the year ended and
September 29, 2001                                                           F-4

Statements of Shareholders' Equity (Deficiency) for the years ended
September 28, 2002 and September 29, 2001                                    F-5

Statements of Cash Flows for the ten months ended September 28, 2002, two months ended November 24, 2001 and the year ended and
September 29, 2001                                                           F-6

Notes to Financial Statements                                                F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Innovative Micro Technology, Inc.
Goleta, California

We have audited the accompanying balance sheet of Innovative Micro Technology, Inc. as of September 28, 2002 (Successor Company balance sheet) and the related statements of operations and shareholders' equity (deficiency) and of cash flows for the ten months ended September 28, 2002 (Successor Company operations), the two months ended November 24, 2001, and the year ended September 29, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, on November 16, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 16, 2001. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Innovative Micro Technology, Inc. as of September 28, 2002, and the results of its operations and its cash flows for the ten months ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of September 29, 2001, and the results of its operations and its cash flows for the two months ended November 24, 2001, and the year ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations and uncertainty regarding future sources of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP
Los Angeles, California
January 8, 2003

                        Innovative Micro Technology, Inc
                                  BALANCE SHEET
                 (In Thousands, except share and par value data)

                                     ASSETS

                                                                       Successor Co.
                                                                            As of
                                                                      ---------------
                                                                        September 28,
                                                                            2002
ASSETS
Current assets:
    Cash                                                              $        2,890
    Accounts receivable, net of allowance for doubtful accounts of $29           655
    Accounts receivable- related party                                           156
    Inventories                                                                  615
    Inventories- related party                                                   747
    Prepaid expenses and other                                                   359
                                                                        -------------
Total current assets                                                           5,422
                                                                        -------------
Property, plant and equipment, at cost:
    Land                                                                       8,750
    Buildings                                                                  9,408
    Manufacturing equipment                                                    2,045
    Construction in progress                                                      70
                                                                        -------------
Total property, plant and equipment, at cost                                  20,273
    Less-accumulated depreciation and amortization                              (847)
                                                                        -------------
Total property, plant and equipment                                           19,426
                                                                        -------------

Other assets                                                                   6,161
                                                                        -------------
Total assets                                                          $       31,009
                                                                        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                 $        4,325
    Accounts payable                                                             668
    Accrued payroll and benefits                                                 286
    Accrued audit and legal                                                       89
    Accrued property taxes                                                        63
    Deferred revenue                                                             676
    Deferred revenue- related party                                              722
    Other current liabilities                                                    797
                                                                        -------------
Total current liabilities                                                      7,626
                                                                        -------------
Long-term debt                                                                15,645
                                                                        -------------
Other long-term liabilities                                                      174
                                                                        -------------
Shareholders' Equity:
    Preferred stock, $.0001 par value, authorized 2,500,000 shares,
           none issued and outstanding                                             -
    Common stock issuable, $.0001 par value, 25,000,000 shares authorized,
          5,435,000 shares issuable at September 28, 2002                          1
    Paid-in capital                                                           16,714
    Accumulated deficit                                                       (7,745)
                                                                        -------------
                                                                               8,970
Unearned restricted stock                                                     (1,406)
                                                                        -------------
Total shareholder's equity                                                     7,564
                                                                        -------------
Total liabilities and shareholder's equity                            $       31,009
                                                                        =============

The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                            STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)

                                                                             Successor Co.     Predecessor Co.
                                                                               Ten Months        Two Months        Predecessor Co.
                                                                                 Ended             Ended            Year Ended
                                                                            -----------------------------------------------------
                                                                              September 28,     November 24,       September 29,
                                                                                  2002              2001               2001
                                                                            ---------------    --------------   -----------------
Net sales
  MEMS and Other                                                            $        2,460     $         606    $          2,498
  Rental income                                                                        426                86                 275
                                                                              -------------     -------------      --------------
  Total                                                                              2,886               692               2,773
Cost of sales
  MEMS and Other (including stock-based compensation of $331 for
     the period ending September 28, 2002)                                           5,304               962               6,303
  Rental income                                                                        111                 6                 194
                                                                              -------------     -------------      --------------
  Total                                                                              5,415               968               6,497
                                                                              -------------     -------------      --------------
   Gross loss                                                                       (2,529)             (276)             (3,724)
                                                                              -------------     -------------      --------------
Research and development expenses (including stock-based compensation of $277 for      815                90                 347
     the period ending September 28, 2002)
Selling, general and administrative expenses (including stock-based compensation     1,947               245               1,595
     of $486 for the period ending September 28, 2002)
Impairment of long-lived assets                                                          -                 -               2,465
                                                                              -------------     -------------      --------------
   Loss from Operations                                                             (5,291)             (611)             (8,131)
                                                                              -------------     -------------      --------------

Interest income                                                                         19                 3                  31
Interest expense                                                                    (2,121)             (329)             (1,472)
Other income                                                                           100               177                   -
                                                                              -------------     -------------      --------------
   Other Expense                                                                    (2,002)             (149)             (1,441)

Reorganization Costs                                                                   421               474               2,255
                                                                              -------------     -------------      --------------
  Loss from operations before income taxes                                          (7,714)           (1,234)            (11,827)
Provision for income taxes                                                              31                 -                   1
                                                                              -------------     -------------      --------------

   Net loss                                                                 $       (7,745)    $      (1,234)   $        (11,828)
                                                                              =============     =============      ==============

Net loss per share:
   Loss per common share - basic and diluted                                $        (1.67)    $       (0.02)   $          (0.17)
                                                                              =============     =============      ==============

Weighted average number of common shares outstanding:
   Common shares - basic and diluted                                                 4,645            70,444              70,444
                                                                              =============     =============      ==============

The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                      (In Thousands, except share amounts)

                                               Predecessor          Successor
                                               Common Stock         Common Stock
                                             -------------------  ---------------

                                                                                  Accumulated
                                              Number of            Number of         Paid-in    Accumulated
                                               Shares     Amount    Shares   Amount  Capital     Deficit
                                               ------     ------    ------   ------  -------     -------

Balance, September 30, 2000                   70,574,306   $ 7,057                   $ 345,100   $(632,773)
  Stock Subscription Received
  Net loss                                                                                         (11,828)

                                             ---------------------------------------------------------------
Balance, September 29, 2001                   70,574,306     7,057                     345,100    (644,601)
                                             ---------------------------------------------------------------
  Fresh-start reporting adjustments          (70,574,306)   (7,057)                   (345,100)    644,601
  Shares issuable pursuant to plan of reorganization                4,500,000     1     12,989
  Private equity sale                                                 935,000     -      4,959
  Amortization of restricted stock
  Net loss prior to reorganization                                                      (1,234)          -
  Net loss                                                                                          (7,745)
                                             ---------------------------------------------------------------
Balance, September 28, 2002                            -       $ -  5,435,000   $ 1  $  16,714    $ (7,745)
                                             ===============================================================


(Table Continued)

      Predecessor
     Treasury Stock
-------------------------------
                                  Stock
           Number of  Restricted  Subscription     Shareholders'
  Shares     Amount    Stock      Receivable   Equity (Deficiency)
  ------     ------    -----      ----------   -------------------


   130,552   $(1,581)             $(1,200)     $(283,397)
                                    1,200          1,200
                                                 (11,828)
------------------------------------------------------------------
   130,552    (1,581)                   -       (294,025)
------------------------------------------------------------------
  (130,552)    1,581                             294,025
                        (2,500)                   10,490
                                                   4,959
                         1,094                     1,094
                                                  (1,234)
                                                  (7,745)
------------------------------------------------------------------
         -       $ -  $ (1,406)       $ -      $   7,564
==================================================================

The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                Successor Co.         Predecessor Co.
                                                                Ten Months            Two Months        Predecessor Co.
                                                                   Ended                Ended             Year Ended
                                                              ----------------      ---------------     ----------------
                                                              September 28,         November 24,         September 29,
                                                                   2002                  2001                2001
                                                              ----------------      ---------------     ----------------
  Cash Flows from Operating Activities:
  Net loss                                                  $          (7,745)   $          (1,234)  $          (11,828)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                       852                  173                1,804
      Employee restricted stock amortization                            1,094                    -                    -
      Impairment of long-lived assets                                       -                    -                2,465
      Amortization of loan costs                                          112                   39                   24
      Gain on sale of  assets                                               -                    -                  (34)
      Bad debt provision                                                    -                    -                    4
      Non-cash interest                                                     -                  232                1,427
      Non-cash property taxes                                               -                    -                  316
      Changes in assets and liabilities:
          Accounts receivable                                             180                 (258)                (554)
          Inventories                                                    (953)                  45                 (454)
          Prepaid expenses and other                                     (172)                 (12)                 (75)
          Other assets                                                    320                   59                 (380)
          Accounts payable                                               (388)                 146                  294
          Accrued payroll and benefits                                     41                   38                   78
          Accrued property taxes                                         (635)                   -                   63
          Accrued audit and legal                                          79                  378                2,160
          Deferred revenue                                                760                 (175)                 784
          Other current liabilities                                       876                   68                 (125)
          Other long-term liabilities                                       -                    -                  174
------------------------------------------------------------------------------------------------------------------------
      Net cash flows used in operating activities                      (5,579)                (501)              (3,857)
------------------------------------------------------------------------------------------------------------------------
  Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                             (388)                 (97)                (103)
  Proceeds from sale of property, plant and equipment                       -                    -                1,581
------------------------------------------------------------------------------------------------------------------------
      Net cash flows (used in) provided by investing activities          (388)                 (97)               1,478
------------------------------------------------------------------------------------------------------------------------
  Cash Flows from Financing Activities:
  Repayment of note payable                                                 -                    -                 (100)
  Proceeds from private equity sale                                     5,000                    -                    -
  Equity issuance costs                                                   (41)                   -                    -
  Proceeds from issuance of debt                                        3,400                    -                2,000
  Debt issuance costs                                                    (361)                   -                  (84)
  Repayment of debt                                                      (240)                   -                    -
  Proceeds from stock issuance to investors                                 -                    -                1,200
------------------------------------------------------------------------------------------------------------------------
      Net cash flows provided by financing activities                   7,758                    -                3,016
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                         1,791                 (598)                 637
Cash at beginning of year                                               1,099                1,697                1,060
------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                         $           2,890    $           1,099   $            1,697
------------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Data:
Interest paid                                               $           1,873    $              97                    -
                                                              ================      ===============     ================
Income taxes paid                                           $              31    $               -                    1
                                                              ================      ===============     ================
The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc
                          NOTES TO FINANCIAL STATEMENTS

1.    Reorganization, Basis of Presentation

         Innovative Micro Technology, Inc. (the "Company") was incorporated in California in 1957 and was reincorporated in Delaware in 1987. The Company is engaged in the business of the design and manufacture of MEMS devices. MEMS is an acronym for micro-electro-mechanical system, and MEMS devices are sometimes referred to as "micromachines." MEMS devices were first developed in the late 1970s and early 1980s. Generally speaking, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered owing to the large number of devices that can be made on a single wafer. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems which today are built using conventional techniques could be made using MEMS.

         Prior to the commencement of the Chapter 11 Reorganization, on January 7, 2000, the Company operated in one industry segment namely, components for the computer peripheral industry with one major product group, recording heads for hard disk drives which are used in computer applications.

         The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $1.2 million for the two month period ended November 24, 2001 and a net loss of $7.8 million for the ten month period ended September 28, 2002. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 proceedings on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate for presentation of the Company prior to its emergence from the Chapter 11 proceedings. The Company expects to continue to incur substantial operating losses for the foreseeable future, and cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

         The Company exited its Chapter 11 Reorganization process on November 16, 2001 ("Effective Date"). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in

Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". As provided for under the Company's reorganization plan (the "Plan"), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity in the reorganized entity.

         The Company has initiated the process for issuance of the common stock and warrants pursuant to the Plan, however it will not perform the actual distribution until the Company is current with all of its Securities and Exchange Commission filings. The Company anticipates that the filings will be current by the end of January 2003.

                        Innovative Micro Technology, Inc
                            Fresh-start Balance Sheet
                                 (In Thousands)

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

         The Company's former Malaysian subsidiary had credit facilities with five Malaysian Banks ("Malaysian Banks") that were guaranteed by the parent corporation, which provided them with a senior credit position to the Company's note holders. Another provision of the Plan related to the treatment of these subordinated Note claims. The Company's 14% Note, 2% Notes and 7% Notes each contained subordination provisions. Pursuant to these provisions the Malaysian Banks, the holder of the 14% Note, the holders of the 2% Notes, and the holders of the 7% Notes have certain Subordination Rights and Subordination Claims. The Company guaranteed the bank loans for its Malaysian subsidiary. A Warrant Agreement was developed to provide a method for the subordinated claimants to participate in the anticipated future growth in value of the Company's Common Stock that is issuable pursuant to the Plan ("New Common Stock").

         Pursuant to the approved Warrant Agreement, one million Warrants are issuable. Each Warrant represents the right: (1) to purchase 0.946805 shares of New Common Stock at a price per share of $20.00; (2) to purchase 0.423822 shares of New Common Stock at a price of $22.50 per share; (3) to purchase 0.509937 shares of New Common Stock at a price of $27.50 per share; and (4) to receive the Cash Asset Sale Distribution, as defined in the agreement. Each Warrant automatically vests upon issuance, and is exercisable, in whole or in part, during the period of three (3) years from the Effective Date and expires and will be of no further force and effect thereafter. Each Warrant is freely transferable. The total number of new shares that the warrants may convert to during this three year period is 1,880,564. Of the 4,500,000 shares of New Common Stock to be issued under the Plan to the former creditors of the Company, 946,805 shares will have a legend identifying them as being subject to repurchase by the Company during the three year period from the Effective Date, by the Company, at a price of $20.00 per share, 423,822 shares will have a legend identifying them as being subject to repurchase during the three year period from the Effective Date, by the Company, at a price of $22.50 per share and 509,937 shares will have a legend identifying them as being subject to repurchase during the three year period from the Effective Date, by the Company, at a price of $27.50 per share. The shares can be settled with cash, if the Company is acquired by an independent third party. An additional 231,600 shares will have a legend identifying them as being subject to repurchase at a price of $0.01 per share in connection with a cash sale of the Company. The Company will be responsible for processing the Warrant payment and the subsequent mandatory Call and payment for the legend shares. This process does not create any additional outstanding shares of stock for the Company. The Company issues the same number of new shares to the Warrant holders as it retires upon transacting the Call for the legend shares. The value of these warrants was determined to be $1.6 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.46%, an expected volatility of 76%, a warrant term of 3 years, and no expected dividends. The value of the warrants is not reflected in the accompanying financial statements as it was recorded within common stock.

         Another provision of the Plan relates to the treatment of the unpaid professional persons involved in the Chapter 11 Reorganization. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each Professional Person, defined as the law firms and investment bankers employed by the Company during the Chapter 11 reorganization, is entitled to be paid cash, in full, at the Effective Date an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provides for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. (See Note 5-
Debt)

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

         The Company's three additional lines of business are: "Santa Barbara Tool and Die," "Insight Analytical" and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die's technology permits high precision manufacturing of tooling, and the business features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive and both use the capacity that exceeds internal Company needs to provide services to outside customers. The Company has approximately 51,000 square feet of building space available to lease. As of September 28, 2002, approximately 34,000 square feet were under long-term lease arrangements.


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

         Depreciation and Amortization Policies: In accordance with the fresh start reporting requirements property, plant, and equipment are stated at fair value and are depreciated or amortized over their estimated useful lives using the straight-line method except for leasehold improvements which are amortized over the shorter of the estimated useful life or the life of the lease.

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
     Manufacturing equipment                                    3 - 5 Years
     Other equipment                                            1 - 5 Years
     Building improvements                                         10 Years

         Depreciation and amortization expense from operations amounted to $0.2 million for the two months ended November 24, 2001 and $0.9 million for the ten months ended September 28, 2002 compared to $1.8 million for fiscal 2001.

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

         Reorganization Costs: Expenditures directly related to the Chapter 11 filing and the emergence from bankruptcy are classified as reorganization costs and are expensed as incurred. These expenses primarily consist of professional fees.

         Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. Inventory at September 28, 2002 was all work in process of $1.4 million related to capitalized costs under completed contract method of accounting as described below.

         Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project as inventories and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in fiscal 2002 or 2001. The Company's warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

         A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal at the option of the tenants. Future minimum lease income for agreements as of September 28, 2002 are as follows (in thousands):


                                        Rental
                                        Income
                                        ------
2003
                                          493

2004                                      493

2005                                      493

Thereafter                                462
                                        ------
Total minimum income
                                        1,941
                                        ======

         Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amounts of approximately $19.1 million of the Company's debt approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amounts of $0.9 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.6 million.

         Net Loss per Common Share: Basic loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share are computed by dividing net loss by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would, therefore, be excluded from the computation of diluted loss per share.

         All of the following dilutive securities, which were outstanding for the two month period ending November 24, 2001 and the fiscal year ended September 29, 2001, were canceled or are no longer convertible due to the bankruptcy which occurred on January 7, 2000; options to purchase 3.8 million shares of common stock at prices ranging from $1.90 to $43.13, warrants to purchase 1.5 million shares of common stock at the lower of (i) the current market price on the vesting date, as defined or (ii) $7.00, subject to adjustments defined in the agreement and approximately 58.1 million common shares from potential conversion of certain Convertible Debentures.

         The following dilutive securities were outstanding at September 28, 2002; 500,000 shares of restricted common stock issuable per the Plan, options to purchase 1,265,110 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of common stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003. The warrants issuable to the subordinated note claimants pursuant to the Plan, which are convertible into 1,880,564 common shares, are not considered dilutive as the Company will issue the same number of new common shares upon payment from the Warrant holders as it retires upon processing the associated Call on the parties that hold the shares containing the legend that restricts their trading specifically for this purpose.

         Research and Development Expenses: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

         Income Taxes: Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not. Temporary differences result primarily from deferred revenue, basis difference in property, plant and equipment and net operating loss carryforwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

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

         The table below shows the sales by customer and indicates that Fidelica Microsystems, Inc. represented 10% for the ten months ended September 28, 2002, 32% for the two months ended November 24, 2001 and 34% of fiscal 2001 sales. The Company had no accounts receivable from this customer at September 28, 2002. Coventor, Inc. ("Coventor") represented 8% of the Company's sales for the ten months ended September 28, 2002 and 35% for the two months ended November 24, 2001. The Company had no accounts receivable from Coventor at the end of fiscal 2002. Spectra represented 10% of the Company's sales for the ten month period ending September 28, 2002. The Company had approximately $0.1 million in outstanding accounts receivable, due from Spectra, representing 13.7% of the Company's accounts receivable balance at September 28, 2002. Marubeni Solutions represented 11% of the Company's sales for the ten month period ending September 28, 2002. The Company had approximately $0.1 million in outstanding accounts receivable due from Marubeni, representing 14.9% of the Company's accounts receivable balance at September 28, 2002. OCCAM Networks, Inc. ("OCCAM") represented 14% for the ten months ended September 28, 2002 and 11% for the two months ended November 24, 2001 of the Company's sales. OCCAM entered into a long-term lease arrangement with the Company beginning in the third fiscal quarter of 2001. The Company had approximately $0.1 million in outstanding accounts receivable, due from OCCAM, representing 7.4% of the Company's accounts receivable balance at September 28, 2002.

Sales by Customer
                                            Successor Co.       Predecessor Co.        Predecessor Co.
                                              Ten Months           Two Months
                                                Ended                Ended               Year Ended
                                            September 28,         November 24,          September 29,
(As a percentage of sales)                       2002                 2001                  2001
                                          -------------------------------------------------------------
Fidelica Micro Systems, Inc.                        10%                   32%                    34%
Coventor, Inc.                                       8%                   35%                     0%
Spectra                                             10%                    0%                     0%
Marubeni Solutions                                  11%                    0%                     0%
OCCAM Networks, Inc.                                14%                   11%                     0%
All Others                                          47%                   22%                    66%
                                          -------------------------------------------------------------
Total                                              100%                  100%                   100%
                                          =============================================================

         Prepaids and Other Current Assets: The major components of prepaids and other current assets include prepaid insurance of $0.1 million, current portion of deferred rent and realtor commissions of $0.1 million related to tenant agreements and $0.1 million related to the current portion of debt issuance costs related to the $5.4 million loan secured by the Company on December 5, 2001.

         Other Assets:  Other assets includes the following:

                                Other
                                Assets
                               ($000's)

Building held for sale         $    5,500
Debt issue costs                      143
Deferred rent                         138
Employee loans                         94
Lease commission                       83
Other                                 203
                             -------------
Total                         $     6,161
                             =============

         The building held for sale was initially offered for sale in the summer of 1999. The Company entered into a sale agreement with a buyer with the plan of raising additional working capital, but the transaction was cancelled before the end of 1999. However, shortly after the Chapter 11 filing on January 7, 2000, the Company placed the building for sale again. The Company is continuing to market this property for sale. The asset is held in the MEMS business segment.

         The employee loans are notes receivable from one former employee and two current employees of the Company, which have interest rates ranging from 5.25% to 8.0% and terms of from two years to ten years.

         Advertising: The Company expenses advertising costs when incurred. Advertising expense was immaterial for both fiscal 2002 and 2001.

         Fiscal Year: The Company's fiscal year ends on the Saturday closest to September 30. Fiscal years 2002 and 2001 ended on September 28, 2002 and September 29, 2001, respectively.

         Both fiscal year 2002 and 2001 included 52 weeks. References to years in this annual report relate to fiscal years rather than calendar years.


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

         The Company operates in four segments of business. It manufactures MEMS devices for several industries. It also operates a machine, model and die shop, a materials science analytical lab and leases excess space in its owned facility to tenants under long-term lease contracts. The Company's assets are all located in the United States.

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

         The following table represents net sales, gross profit (loss) and long lived assets by segment (in thousands):

($000's)                               Santa Barbara  Insight     Rental    United States
                                MEMS   Tool and Die   Analytical  Income        Total
                        -----------------------------------------------------------------

Successor Co.
Ten Months Ended:
September 28,
2002

Net sales                $  1,874      $    460       $    126    $    426   $  2,886
                        =================================================================
Intercompany Sales       $     17      $     72       $    297    $      -
                        =================================================================
Gross profit (loss)      $ (2,956)     $    (32)      $    144    $    315   $ (2,529)
                        =================================================================
Long Lived Assets        $ 16,544      $    152       $     70    $  2,660   $ 19,426
                        =================================================================


Predecessor Co.
Two Months Ended:
November 24,
 2001

Net sales                $    514      $     76       $     16    $     86   $    692
                        =================================================================
Intercompany Sales       $      4      $      8       $     41    $      -
                        =================================================================
Gross profit (loss)      $   (359)     $    (12)      $     15    $     80   $   (276)
                        =================================================================
Long Lived Assets        $ 16,853      $    195       $     89    $  2,753   $ 19,890
                        =================================================================

Predecessor Co.
Year Ended:
September 29,
2001

Net sales                $  1,631      $    657       $    210    $    275   $  2,773
                        =================================================================
Intercompany Sales       $     26      $     60       $    303    $      -
                        =================================================================
Gross (loss)             $ (3,976)     $      5       $    166    $     81   $  (3,724)
                        =================================================================
Long Lived Assets        $ 16,896      $    203       $     93    $  2,774   $  19,966
                        =================================================================

         Capital additions for the two months ended November 24, 2001 and the ten months ended September 28, 2002 were $0.1 million and $0.4 million, respectively. Capital additions for fiscal 2001 were $0.1 million. The fiscal 2002 additions were predominantly related to the MEMS portion of the business and the 2001 additions were related to the Santa Barbara Tool and Die portion of the business.

         The following table represents the Company's net sales for domestic and foreign customers (in thousands):

                           Successor          Predecessor         Predecessor
                               Co.                Co.                 Co.
                           Ten Months          Two Months
                             Ended               Ended              Year Ended
                           September 28,       November 24,        September 29,
($000's)                       2002                2001                 2001
                          ------------------------------------------------------
Net sales
Domestic                   $   2,291           $      692           $   2,773
Foreign                    $     595           $        -           $       -
                          ------------------------------------------------------
Total                      $   2,886           $      692           $   2,773
                          ======================================================

         The Company's products are sold in the United States, Japan, Canada and Europe by its direct sales personnel.


4.    Income Taxes

         The provision for income taxes for the following fiscal years consists of (in thousands):


                             Successor Co.     Predecessor Co.
                              Ten Months        Two Months       Predecessor Co.
                                Ended             Ended           Year Ended
                             -------------     ---------------    -------------
                             September 28,      November 24,      September 29,
                                2002               2001              2001
                             -------------     ---------------    -------------
Federal Income Taxes
   Current                   $           -     $          -       $          -
   Deferred                              -                -                  -
State Income Taxes                                                           -
   Current                              31                -                  1
   Deferred                              -                -                  -
                             -------------     ---------------    -------------
                             $          31     $          -       $          1
                             =============     ===============    =============

         Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):

                                                Successor Co.            Predecessor Co.
                                                 Ten Months                 Two Months            Predecessor Co.
                                                    Ended                     Ended                 Year Ended
                                            ----------------------     ---------------------    --------------------
                                                September 28,              November 24,            September 29,
                                                    2002                       2001                    2001
                                            ----------------------     ---------------------    --------------------
Income tax benefit at the United            $      (2,623)              $        (420)          $       (4,022)
States federal income tax rate
State income taxes, net of federal income
tax benefit                                          (444)                        (74)                    (708)

Change in valuation allowance                       3,098                         494                    4,731
                                            ----------------------     ---------------------    --------------------

                                            $          31               $           -           $            1
                                            ======================     =====================    ====================

         The components of deferred income taxes at September 28, 2002 and September 29, 2001 are as follows (in thousands):

                                                Successor Co.           Predecessor Co.
                                                 Ten Months                Two Months
                                                    Ended                    Ended                 Year Ended
                                            ----------------------    ---------------------    -------------------
                                                September 28,             November 24,           September 29,
                                                    2002                      2001                    2001

Net operating loss carryforwards            $      10,055               $       7,214           $        6,708
Basis difference in property, plant and
equipment                                             986                         986                      986

Deferred revenue                                      559                         302                      314
                                            ----------------------    ---------------------    -------------------
subtotal                                           11,600                       8,502                    8,008

Valuation allowance                               (11,600)                     (8,502)                  (8,008)
                                            ----------------------    ---------------------    -------------------
Total net deferred tax asset (liability)    $           -               $           -           $            -
                                            ======================    =====================    ===================

      SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of September 28, 2002 and September 29, 2001, the Company had total deferred tax assets of $11.6 million and $8.0 million, respectively. The Company recorded a valuation allowance in the amount of $11.6 million and $8.0 million against the amount by which deferred tax assets exceed deferred tax liabilities at September 28, 2002 and September 29, 2001, respectively. The change in valuation allowance was $3.6 million for the 2002 periods and $4.7 million for the 2001 period. The valuation reserve at September 28, 2002 has been provided due to the uncertainty of the amount of future taxable income. The valuation allowance has been provided after determining that under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

      Under the terms of the bankruptcy, the Company may not be able to receive any benefit from previously accumulated net operating loss carryforwards prior to the bankruptcy. Portions of the Company's pre-bankruptcy tax losses may be eligible for use in future periods. The Company is currently evaluating these amounts. Since January 7, 2000, the Company has accumulated net operating loss carryforwards of approximately $25.1 million for federal tax purposes and $12.6 million for state tax purposes as of September 28, 2002. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At September 28, 2002, all identified deferred tax assets are reduced by a valuation allowance therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional operating loss carryforwards.

5.    Debt

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

         The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each Professional Person, defined as the law firms and investment bankers employed by the Company during the Chapter 11 reorganization, is entitled to be paid cash, in full, at the Effective Date an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. The convertible notes are due on November 15, 2003. The notes require interest-only payments at 12% annual interest rate. The notes are convertible to common stock of the Company at a conversion price of $8.20 per share. The Company has not made any of the monthly interest payments to the Professional Persons and is currently negotiating the terms of these notes with the holders. Consequently, the notes are considered to be current debt. As of September 28, 2002, the amount of accrued interest associated with these notes is $0.4 million and it is recorded as part of other current liabilities. The notes are secured by substantially all of the assets of the Company.

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

         The aggregate principal payments of long- term debt for the years subsequent to September 28, 2002 are: 2003 - $4.3 million, 2004 - $0.2 million, 2005 - $5.6 million, 2006 -$9.8 million and 2007 - $0.1 million. These amounts relate to convertible notes owed to the professionals used in the bankruptcy, property taxes and two property mortgages, which are all secured by the two California properties owned by the Company.

         On the Petition Date, the Company stopped accruing interest on all un-secured debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $1.4 million for the two months ended November 24, 2001 and $10.1 million in fiscal 2001.

         The Company's long-term debt is summarized below:

                                                            September 28,
                                                                2002
                                                        ------------------
Property Mortgages                                       $        14,987
Property Taxes                                                       846
Convertible Notes with Bankruptcy Professionals                    4,137
                                                        ------------------
                                                                  19,970

Current portion                                                    4,325
                                                        ------------------
Total                                                    $        15,645
                                                        ==================

6.   Commitments and Contingencies

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

         The Company is in the process of selling an unneeded facility in California, the Hollister property. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or volatile organic compound ("VOC") contamination. Ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The owners of the property adjacent to the Hollister property are conducting a remediation project on their site for this same VOC and the CRWQCB has requested this property to place monitoring wells between the two properties to make a determination of possible intrusion from the adjacent site. The results of their testing showed by-products of the pertinent VOC. They have been asked to conduct bi-annual sampling of the wells.

         Purchase commitments associated with capital expenditures were minimal at September 28, 2002.

7.   Benefit Plans

         The Company has a qualified retirement plan (the "401(k) Plan") under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. The Company has a 401(k) cash match program which provides a match of one half of the first five percent of an employee's contributions. This matching contribution was less than $0.1 million in both fiscal 2002 periods and 2001. The Company's 401(k) Plan has a provision that provides management with an option to make a discretionary contribution to the plan. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. There was no compensation expense recorded under the cash profit sharing plan and the Company made no discretionary 401(k) contributions during both fiscal 2002 periods and fiscal 2001 under this plan.

8.   Financing Transaction

         The Company completed an equity financing transaction with L3 Communications Corporation ("L3") on August 2, 2002 for $5 million in cash. The Company is a subcontractor to L3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company issued 935,000 shares of common stock to L3 along with two warrants. The first warrant has a term of eighteen months to purchase 167,000 shares of common stock at a price of $5.35 per share. The value of the first warrant was determined to be $.3 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.93%, an expected volatility of 76%, a warrant term of 1.5 years, and no expected dividends. The second warrant has a term of thirty-six months to purchase 700,000 shares of common stock at a price of $7.29 per share. The value of the second warrant was determined to be $1.4 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 2.49%, an expected volatility of 76%, a warrant term of 3 years, and no expected dividends. The value of the warrants is not reflected in the accompanying financial statements as it was recorded within common stock.

9.   Restricted Stock and Stock Option Program

         Restricted Stock and Option Program: The Company's stock option and long-term incentive plans were cancelled as part of the Chapter 11 Reorganization Plan ("Plan"). The Company had approximately 3.8 million options outstanding as of the Petition Date. The Plan provided for future stock incentives for the employees and directors of the Company. Pursuant to the Plan the Company, as of the Effective Date, adopted the Employee Restricted Stock and Option Program, authorizing the grant of Employee Restricted Stock and New Options to purchase shares of New Common Stock to employees as provided for in the Employee Restricted Stock and Option Program. Pursuant to the Plan, the Company issued as of the Effective Date, Employee Restricted Stock and New Options allocated and vested as provided for in the Employee Restricted Stock and Option Program.

         Pursuant to the Plan, 2,250,000 shares of New Common Stock were reserved for the Employee Restricted Stock and the New Options which are to be issued pursuant to the New Employee Restricted Stock and Option Agreement and the Employee Restricted Stock and Option Program. There were 500,000 shares of Employee Restricted Stock issued and each class of New Options shall represent the right to purchase, in the aggregate, that number of shares of New Common Stock as follows:


                                                       Number Of Shares Of New
           Class                                       Common Stock
           --------------------------------------------------------------------
           New Employee Options                             1,000,000
           --------------------------------------------------------------------
           Employee/Director
           Reserved Options                                   750,000
           --------------------------------------------------------------------

         Each New Employee Option provided for a purchase price for each share of New Common stock of $5.00 per share. Each Employee/Director Reserved Option provides for a purchase price for each share of New Common Stock as determined by the Board of Directors, which price shall be the then fair market value of the New Common Stock as determined by the Board of Directors. The vesting schedule is two years for the Employee Restricted Stock and three years for the New Employee Options. Upon vesting, the New Employee Options can be exercised if and only if all of the following conditions have been satisfied: (i) not more than ten (10) years after the issuance of the New Option has lapsed; and (ii) the recipient of the New Option is employed by the Company at the time the recipient seeks to exercise the Employee Restricted Stock and New Option (or not more than ninety (90) days have passed since such employee's employment has been terminated); provided, however, if the recipient is not employed by the Company at the time of exercise by reason of the recipient's death, the recipient's heir (or estate) can exercise the Employee Restricted Stock and New Option; The New Employee Restricted Stock and Option Agreement provides for accelerated vesting upon certain specified conditions related to a transfer of ownership or sale of the business.

         The Employee Restricted Stock Program, which includes 500,000 common shares, was determined to have a market value of $2.5 million based on a $5.00 per share price determined by the Board of Directors. The employees received the common stock at a purchase price of $0.0001 and there is a two-year vesting period. The vesting began on the Company's effective date for its Plan of Reorganization of November 16, 2001. The Company recorded $1.1 million in amortization expense in the ten months ended September 28, 2002 for the Employee Restricted Stock Program. Cost of sales and Research and Development were each charged with $0.3 million and Selling, General and Administrative incurred $0.5 million of the amortization expense. Fiscal 2003 will incur $1.3 million of the remaining $1.4 million of amortization expense with the balance expensed to fiscal 2004.

         Stock option activity of the Company is as follows:

                                                 Options Outstanding
                              --------------------------------------------------
                                 Number       Exercise Price    Weighted Average
                               of Shares        Per Option       Exercise Price
                              --------------  --------------    ----------------
     Granted                     1,267,300     $5.00 - $5.35          $5.01
     Cancelled                      (2,190)            $5.00          $5.00
                              --------------
Balance September 28, 2002       1,265,110     $5.00 - $5.35          $5.01
                              ==============

         The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25. As stock options granted in the current period were granted at or below fair market value, no compensation expense has been recorded. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net loss and basic and diluted EPS would have been as follows:

                                        Ten Months Ended
                                          September 28,
                                               2002
                                        ----------------
Net loss:
As reported                                 (7,745)
Pro forma                                   (8,154)
Basic and Diluted EPS:
As reported                                 (1.67)
Pro forma                                   (1.76)

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; weighted average risk-free interest rate of 4.11%, expected volatility of 76%, an expected option life of 4 years, and no expected dividends. The fair value of the option grants for the ten months ended September 28, 2002 was $3.7 million.

         The  following   table   summarizes   information   regarding   options
outstanding at September 28, 2002:

                                Options Outstanding                                                Options Exercisable
--------------------- ------------------------------------------ --- ------------------    --------------------------------------
                                                 Weighted
                                                 Average                 Weighted                                  Weighted
      Range of             Number               Remaining                 Average              Number               Average
  Exercise Prices       Outstanding          Contractual Life           Exercise Price         Exercisable        Exercise Price
--------------------- -----------------    ---------------------     ------------------    ----------------    ------------------
            $5.00       1,245,110                       9.16                  $5.00                       -                   -
            $5.35          20,000                       9.84                  $5.35                       -                   -
                      -----------------                                                    -----------------
                        1,265,110                                                                         -
                      =================                                                    =================

10.   Related Party Transactions.

         The Company had sales of $0.1 million, deferred revenue of $0.7 million, inventory of $0.7 million and accounts receivable of $0.2 million from L3 Communications, Inc., a stockholder and customer, as of September 28, 2002. The Company had minimal activity with this customer for its fiscal year ended September 29, 2001.

11.      Summarized Quarterly Financial Data (Unaudited)

(In thousands, except per share
data)

                                                                                            Three months ended
                                        Two months       One month         ---------------------------------------------
                                          ended            ended             March               June          September
                                        November 24      December 29          30                   29             28
                                       ----------------------------------------------------------------------------------
 Fiscal 2002                           Predecessor        Successor        Successor           Successor       Successor

Net sales                           $           692  $           403  $          805     $           869  $          809

Gross loss                                    (276)            (138)           (739)               (849)           (803)

Net loss                                    (1,234)            (824)         (2,315)             (2,368)         (2,238)

Net loss per share:
   Loss per common share - basic
and diluted                         $         (.02)  $        (0.18)  $       (0.51)     $        (0.53)  $       (0.46)

Weighted average number of
common shares outstanding:
   Common shares - basic and
diluted                                      70,444            4,500           4,500               4,500           4,866

                                                                         Three months ended
                                       ----------------------------------------------------------------------------------
                                                                            March               June          September
                                                        December 30          31                   30             29
                                                        -----------------------------------------------------------------
 Fiscal 2001                                            Predecessor      Predecessor         Predecessor     Predecessor

Net sales                                            $           446  $          730     $           770  $          827

Gross loss                                                     (975)           (836)               (947)           (966)

Net loss                                                     (2,168)         (2,287)             (2,200)         (5,173)

Net loss per share:
   Loss per common share - basic
and diluted                                          $        (0.03)  $       (0.03)     $        (0.03)  $       (0.08)

Weighted average number of
common shares outstanding:
   Common shares - basic and
diluted                                                       70,444          70,444              70,444          70,444

                                      F-27