Form 10QSB
period 2002-12-29
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-02-11
CIK 6948

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended December 28, 2002.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No /__/


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,435,000 shares of $.0001 par value common stock as of December 28, 2002. This includes 4,500,000 shares of common stock to be distributed under the Company's Plan of Reorganization, for which certificates have not been distributed as of the filing date, but which are treated as outstanding for purposes of the financial information in this report.

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

Item 1.  Financial Statements
         --------------------

The unaudited financial statements included in this report have been prepared by Innovative Micro Technology, Inc. (the "Company" or "IMT") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 2002.

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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                                              Successor Co. Successor Co. Predecessor Co.
                                                                              Three Months    One Month    Two Months
                                                                                  Ended         Ended         Ended
                                                                               December 28,  December 29,  November 24,
                                                                               ------------  ------------  ------------
                                                                                   2002         2001         2001
                                                                                   ----         ----         ----
Net sales
 MEMS and Other                                                                    $  1,433    $    360    $    606
 Rental Income                                                                          127          43          86
                                                                               ------------  ------------  ------------
 Subtotal                                                                             1,560         403         692
Cost of sales
 MEMS and Other (including stock-based compensation of $95 and $47 for the            1,834         528         962
     periods ending December 28, 2002 and December 29, 2001, respectively)
  Rental income                                                                          35          13           6
                                                                               ------------  ------------  ------------
  Subtotal                                                                            1,869         541         968
  Gross loss                                                                           (309)       (138)       (276)

Research and development expenses (including stock-based compensation                   225          90          90
     of $79 and $40 for the periods ending December 28, 2002 and
     December 29, 2001, respectively)
Selling, general and administrative expenses (including stock-based compensation        698         246         245
     of $139 and $69 for the periods ending December 28, 2002 and              ------------  ------------  ------------
     December 29, 2001, respectively)
Total operating expenses                                                                923         336         335
                                                                               ------------  ------------  ------------
Loss from operations                                                                 (1,232)       (474)       (611)

Interest income                                                                           8           3           3
Interest expense                                                                       (764)       (280)       (329)
Other income, net                                                                        34         -           177
                                                                               ------------  ------------  ------------
 Other expense                                                                         (722)       (277)       (149)
Loss from continuing operations before
   reorganization costs and income taxes                                             (1,954)       (751)       (760)
Reorganization Costs                                                                    -            73         474
                                                                               ------------  ------------  ------------
  Loss before income taxes                                                           (1,954)       (824)     (1,234)
Provision for income taxes                                                                9         -           -
                                                                               ------------  ------------  ------------
Net loss                                                                           $ (1,963)   $   (824)   $ (1,234)
                                                                               ============  ============  ============
Net loss per share:
   Loss per common share-basic and diluted                                         $  (0.36)   $  (0.18)   $  (0.02)
                                                                               ============  ============  ============
Weighted average number of common shares outstanding:
   Common shares- basic and diluted                                                   5,435       4,500      70,444
                                                                               ============  ============  ============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                            Balance Sheet - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                     Successor Co.       Successor Co.
                                                Dec 28,                Sept 28,
                                               -----------           -----------
                                                  2002                  2002
                                                  ----                  ----
Current Assets:
  Cash                                       $      1,862           $     2,890
  Accounts receivable, net                            552                   811
  Inventories                                       1,566                 1,362
  Prepaid expenses and other                          313                   359
                                               -----------           -----------
Total current assets                                4,293                 5,422
                                               -----------           -----------
Property, plant and equipment, at cost             20,301                20,273
Less-accumulated depreciation                      (1,136)                 (847)
                                               -----------           -----------
Total property, plant and equipment                19,165                19,426
                                               -----------           -----------

Other assets                                        6,106                 6,161
                                               -----------           -----------
Total assets                                 $     29,564           $    31,009
                                               ===========           ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt          $      4,325           $     4,325
  Accounts payable                                    747                   668
  Accrued payroll and benefits                        366                   286
  Accrued audit and legal                              60                    89
  Deferred revenue                                  1,543                 1,398
  Other current liabilities                           885                   860
                                               -----------           -----------
Total current liabilities                           7,926                 7,626
                                               -----------           -----------
Long-term debt, net                                15,551                15,645
                                               -----------           -----------
Other liabilities                                     174                   174
                                               -----------           -----------
Shareholders' Equity:
  Preferred stock, $.0001 par value, authorized
     2,500,000 shares, none issued and outstanding
  Common stock issuable, $.0001 par value, 25,000,000
     shares authorized, 5,435,000 shares issuable at
     December 28, 2002 and September 28, 2002           1                     1
  Paid-in capital                                  16,714                16,714
  Accumulated deficit                              (9,708)               (7,745)
                                               -----------          ------------
                                                    7,007                 8,970

  Unearned restricted stock compensation           (1,094)               (1,406)
                                               -----------          ------------
Total shareholder's equity                          5,913                 7,564
                                               -----------          ------------
Total liabilities and shareholder's equity   $     29,564          $     31,009
                                               ===========          ============

The accompanying Selected Notes to Condensed Financial
Statements are an integral part of these condensed balance sheets.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)
                   Successor Co.Successor Co. Predecessor Co.

                                                                        Three Months    One Month    Two Months
                                                                           Ended          Ended        Ended
                                                                         December 28,  December 29,  November 24,
                                                                         ------------  ------------  ------------
                                                                             2002         2001          2001
                                                                             ----         ----          ----
Cash Flows from Operating Activities:
  Net loss                                                                 $  (1,963)  $    (824)   $  (1,234)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                289          83          173
    Employee restricted stock amortization                                       312         156            -
    Amortization of loan costs                                                    31          19           39
    Non-cash interest                                                              -           -          232
    Changes in assets and liabilities:
        Accounts receivable, net                                                 259           9         (258)
        Inventories                                                             (204)        (96)          45
        Prepaid expenses and other                                                46          (5)         (12)
        Other assets                                                              24           6           59
        Accounts payable                                                          79        (141)         146
        Accrued payroll and benefits                                              80          52           38
        Accrued audit and legal                                                  (29)         29          378
        Deferred revenue                                                         145          18         (175)
        Other current liabilities                                                 25         360           68
                                                                         ------------  ------------  ------------
    Net cash flows used in operating activities                                 (906)       (334)        (501)
                                                                         ------------  ------------  ------------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                     (28)       (252)         (97)
                                                                         ------------  ------------  ------------
    Net cash flows (used in) provided by investing activities                    (28)       (252)         (97)
                                                                         ------------  ------------  ------------

Cash Flows from Financing Activities:
  Repayment of debt                                                              (94)          -            -
                                                                         ------------  ------------  ------------
    Net cash flows provided by financing activities                              (94)          -            -
                                                                         ------------  ------------  ------------

Net (decrease) increase in cash                                               (1,028)       (586)        (598)
                                                                         ------------  ------------  ------------
Cash at beginning of period                                                    2,890       1,099        1,697
                                                                         ------------  ------------  ------------
Cash at end of period                                                      $   1,862   $     513    $   1,099
                                                                         ============  ============ =============

Supplemental Cash Flow Data:
Interest paid                                                                    470         218           97
                                                                         ============  ============ =============
Income taxes paid                                                                  -           -            -
                                                                         ============  ============ =============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                               (December 28, 2002)

Note A:  Basis of Presentation
------------------------------

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the "Chapter 11 Reorganization") and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.0 million for the three months ended December 28, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.


Note B: Chapter 11 Reorganization
---------------------------------

      The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro electro mechanical systems ("MEMS") operating in a number of industry segments. The Company's Reorganization Plan (the "Plan") became effective on November 16, 2001 ("Effective Date"). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company has initiated the process for issuance of the common stock and warrants pursuant to the Plan and anticipates that it will complete this process in its second fiscal quarter of 2003.

        The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from Chapter 11 Reorganization on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the one month ended December 29, 2001 include operations subsequent to the Company's emergence from the Chapter 11 Reorganization (referred to as "Successor Company") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the one month ended December 29, 2001 is not comparable with prior periods.

                        Innovative Micro Technology, Inc
                       Proforma Fresh-start Balance Sheet
                                  (In Thousands)

The adoption of the Fresh-start reporting requirements had the following effect on the Company's unaudited balance sheet dated November 24, 2001:

Balance Sheet

(In thousands, except share and par value data)

                                                                     Pre     Exchange      Debt     Exchange
                                                                Confirmation  to Debt   Discharge   of Stock  Fresh-Start Adjusted
                                                                ------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                        $   1,099         -          -           -         -     $  1,099
    Accounts receivable, net of allowance for doubtful
        accounts of $11                                               814         -          -           -         -          814
    Other receivable                                                  177         -          -           -         -          177
    Inventories                                                       409         -          -           -         -          409
    Prepaid expenses and other                                        311         -          -           -         -          311
                                                                ------------------------------------------------------------------
Total current assets                                                2,810         -          -           -         -        2,810
                                                                ------------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                                            8,750         -          -           -         -        8,750
    Buildings                                                      10,725         -          -           -     $(1,316)     9,409
    Manufacturing equipment                                         1,683         -          -           -         (72)     1,611
    Construction in progress                                          120         -          -           -         -          120
                                                                ------------------------------------------------------------------
Total property, plant and equipment, at cost                       21,278         -          -           -      (1,388)    19,890
    Less-accumulated depreciation and amortization                 (1,388)        -          -           -       1,388        -
                                                                ------------------------------------------------------------------
Total property, plant and equipment                                19,890         -          -           -         -       19,890
                                                                ------------------------------------------------------------------

Other assets                                                        6,108         -          -           -         -        6,108
                                                                ------------------------------------------------------------------
Total assets                                                    $  28,808         -          -           -         -     $ 28,808
                                                                =========    ==========================================  ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt                           $   2,000   $     188        -           -         -     $  2,188
    Accounts payable (2)                                              664       4,529        -           -         -        5,193
    Accrued payroll and benefits                                      245         -          -           -         -          245
    Accrued audit and legal (3)                                     4,274      (4,137)      (127)        -         -           10
    Accrued property taxes (4)                                         63         635        -           -         -          698
    Deferred revenue                                                  609         -          -           -         -          609
    Other current liabilities (5)                                      97        (146)       -           -         -          (49)
                                                                ------------------------------------------------------------------
Total current liabilities                                           7,952       1,069       (127)        -         -        8,894
                                                                ------------------------------------------------------------------
Long-term Debt (6)                                                    -        10,484        -           -         -       10,484
                                                                ------------------------------------------------------------------
Other long-term liabilities                                           174         -          -           -         -          174
                                                                ------------------------------------------------------------------
Liabilities subject to compromise under reorganization
   proceedings (7)                                                315,941     (11,553)    (304,388)      -         -            -

Shareholders' Deficiency:
    Preferred stock, $.10 par value, authorized 5,000,000
           shares, none issued and outstanding at November 24,
           2001, no par value, 2,500,000 shares authorized,
           none issued and outstanding "as adjusted for
           fres-start accounting."
    Common stock, $.10 par value, 120,000,000 shares
          authorized, 70,574,306 shares issued and outstanding
          at November 24, 2001, $.0001 par value, 25,000,000
          shares authorized, 4,500,000 to be issued "as
          adjusted for fresh start accounting                   $   7,057         -          -     $  (7,057)      -           -
    Paid-in capital                                               345,100         -       304,515   (637,859)      -       11,756
    Accumulated deficit                                          (645,835)        -          -       645,835       -          -
                                                                ------------------------------------------------------------------
                                                                 (293,678)        -       304,515        919       -       11,756

  Unearned restricted stock (8)                                       -           -          -        (2,500)      -       (2,500)
  Treasury stock, at cost (130,552 shars at November 24, 2001)     (1,581)        -          -         1,581       -          -
                                                                ------------------------------------------------------------------
Total shareholder's equity (deficiency)                          (295,259)        -      304,515         -         -        9,256
                                                                ------------------------------------------------------------------
Total liabilities and shareholder's equity (deficiency)         $  28,808    $    -     $    -     $     -      $  -     $ 28,808
                                                                =========    ========   ========   ==========   =======  ========



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

Note C:  Related Party Transaction
----------------------------------

      The  Company   completed  an  equity   financing   transaction   with  L-3
Communications, Inc. ("L-3"), a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is for 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty-six months and is for 700,000 shares of common stock at a price of $7.29 per share. The value of the warrants is not reflected in the accompanying financial statements as it was recorded within common stock. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company had inventory of $1.1 million, deferred revenue of $1.1 million and accounts receivable of $0.3 million related to L-3, as of December 28, 2002.

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

      The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each of the Professional Persons, which consist of the law firms and investment bankers employed by the Company during the Chapter 11 Reorganization, is entitled to be paid cash, in full, at the Effective Date in an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. The convertible notes are due on November 15, 2003. The convertible notes require interest-only payments at 12% annual interest rate. The convertible notes are convertible to common stock of the Company at a conversion price of $8.20 per share. The Company has not made any of the monthly interest payments to the Professional Persons and is currently negotiating the terms of these notes with the holders. The notes are classified as current debt for the fiscal quarter ended December 28, 2002 and for the year ended September 28, 2002.

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

      The Company's long-term debt is summarized below:

                                                December 28,
                                                    2002
                                               ---------------
Property Mortgages                             $       14,987
Professionals Convertible Note                          4,137
Property Taxes                                            752
                                               ---------------
                                                       19,876

Current portion                                         4,325
                                               ---------------
Total                                          $       15,551
                                               ===============


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

      REORGANIZATION COSTS: Expenditures directly related to the Chapter 11 Reorganization and the emergence from bankruptcy are classified as reorganization costs and are expensed as incurred. These expenses primarily consist of professional fees.

      INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and for other inventory classifications on net realizable value. The Company's work-in-process inventory was $1.6 million at December 28, 2002 related to capitalized costs under the completed contract method of accounting, as described below, compared to $1.4 million for the year ended September 28, 2002.

      REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service-related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first fiscal quarter of 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

      A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options. Rental income is recorded on a straight-line basis.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $19.1 million of the Company's debt at December 28, 2002 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amount of $0.8 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.5 million.

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

      The following dilutive securities were outstanding at December 28, 2002; 500,000 shares of restricted common stock issuable per the Plan, options to purchase 1,535,465 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of common stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan (the "Plan Warrants") are not considered dilutive, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan. The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company's ability to exercise the call options.

      All of the following dilutive securities, which were outstanding for the two-month period ending November 24, 2001 and the fiscal year ending 2001, were canceled or are no longer convertible in accordance with the Plan: options to purchase 3.8 million shares of common stock at prices ranging from $1.90 to $43.13, warrants to purchase 1.5 million shares of common stock at the lower of
(i) the current market price on the vesting date, as defined or (ii) $7.00, subject to adjustments defined in the warrant agreement and approximately 58.1 million common shares from potential conversion of certain Convertible Debentures.

      The following dilutive securities were outstanding at the end of the one-month period ended December 29, 2001; 500,000 shares of restricted common stock pursuant to the Plan, options to purchase 1,123,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the convertible notes which are due November 16, 2003.

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

Recent Accounting Pronouncements
--------------------------------

      During July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board ("FASB"). SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company early adopted SFAS 142 beginning in its fiscal year 2002 and it did not have a significant impact on its financial position or results of operations.

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

      In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The Company adopted SFAS 145 beginning in its fiscal year 2003 and it did not have a significant impact on its financial position or results of operations.

      In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF issue 94-3, was issued by FASB. SFAS

146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company is currently evaluating the provisions of SFAS 146, but does not expect a material impact on its financials position or results of operations, as the Company has not initiated any exit or disposal activities.


Note F: Segments of Business:
-----------------------------

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

      The  Company  has  four  reportable  operating  segments:   Micro  electro
mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die's technology permits high-precision manufacturing of tooling for its customers. Insight Analytical's laboratory equipment provides services that identify information as to dimension, material makeup, and material crystal properties of a customer's sample. The Company has approximately 51,000 square feet of building space available to lease. As of December 28, 2002, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.

      The Company's management evaluates performance of each segment primarily on the net sales and gross profit (loss). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Research and development and general and administrative expenses are not allocated to and/or among the segments.

      The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           ------------ ----------------- ----------------- ----------------- -------------
Three Months Ended:
December 28, 2002
Net sales                  $  1,319      $     79          $      35         $    127          $  1,560
                           ================================================================================
Intercompany Sales         $      2      $     34          $      79         $      -
                           ================================================================================
Gross profit (loss)        $   (374)     $    (43)         $      16         $     92          $   (309)
                           ================================================================================
Long Lived  Assets         $ 16,328      $    145          $      64         $  2,628          $ 19,165
                           ================================================================================
Predecessor Co.
Two Months Ended:
November 24, 2001
Net sales                  $    514      $     76          $      16         $     86          $    692
                           ================================================================================
Intercompany Sales         $      4      $      8          $      41         $      -
                           ================================================================================
Gross profit (loss)        $   (359)     $    (12)         $      15         $     80          $   (276)
                           ================================================================================
Long Lived Assets          $ 16,853      $    195          $      89         $  2,753          $ 19,890
                           ================================================================================
Successor Co.
One Month Ended:
December 29, 2001

Net sales                  $    305      $     41          $      14         $     43          $    403
                           ================================================================================
Intercompany Sales         $      2            14                 18                -
                           ================================================================================
Gross profit (loss)        $   (178)            4                  6               30              (138)
                           ================================================================================
Long Lived Assets          $ 17,038      $    190                 87            2,744          $ 20,059
                           ================================================================================

      The Company had minimal purchases of property plant and equipment in the first fiscal quarter of 2003 compared to $0.3 million in the first fiscal quarter of 2002.

      The Company's foreign sales for the first fiscal quarter of 2003 were all to a customer in Japan. The following table displays domestic and foreign revenue:

                     Successor Co. Successor Co. Predecessor Co.
                     Three Months   One Month      Two Months
                       Ended         Ended           Ended
                     December 28,  December 29,   November 24,
($000's                 2002          2001           2001
                    --------------------------------------------
Revenue
Domestic             $    1,303    $      403      $     692
Foreign              $      257    $        -      $       -
                    --------------------------------------------
Total                $    1,560    $      403      $     692
                    ============================================

     The Company had four customers with sales greater than 10% of its total sales for the first fiscal quarter of 2003. They individually accounted for 38%, 16%, 13% and 12% of the Company's total sales for the period.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

      STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. ALL OF THE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN AND DIFFICULT TO PREDICT. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "RISK FACTORS AFFECTING OUR BUSINESS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S ACCOUNTANTS HAVE EXPRESSED DOUBT AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S ABILITY TO MAKE THE TRANSITION TO VOLUME PRODUCTION OF MEMS PRODUCTS; THE COMPANY'S HISTORY OF LOSSES AND BANKRUPTCY; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL; CHANGING TECHNOLOGY; COMPETITION; THE COMPANY'S ABILITY TO PROTECT INTELLECTUAL PROPERTY, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS; LACK OF AN ACTIVE TRADING MARKET; RISKS RELATED TO INTERNATIONAL TRANSACTIONS; ENVIRONMENTAL LAWS AND REGULATIONS, SUPPLIES OF RAW MATERIALS; ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CHARTER AND DELAWARE LAW; AND GENERAL ECONOMIC AND POLITICAL UNCERTAINTY.

General
-------

      The Company's Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the "Plan"), became effective on November 16, 2001. During the reorganization period the Company re-organized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry segments. The Company is developing products for the personal security, telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries and seeks to broaden into the wireless communication industry. The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity.

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

      The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the first fiscal quarter of 2003 were predominantly related to the Company's customer development projects. These include; an assistance agreement from the U.S. Defense Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications, a telecommunications optical switch, an ink-jet print head to be used in large industrial printing presses and an electrostatic relay array used in the telephone industry. Additional revenue was contributed by Santa Barbara Tool & Die and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 square foot wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

       The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 Reorganization (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 Reorganization on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the one month ended December 29, 2001 include operations subsequent to the Company's emergence from Chapter 11 Reorganization (referred to as "Successor Company") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the one month ended December 29, 2001 is not comparable with prior periods. In order to allow comparison of the Company's results of operations, the prior year predecessor and successor periods have been combined for comparison to the current year period.

Critical Accounting Policies
----------------------------

      Application of accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts would be reported if the assumptions and estimates changed. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

      GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company incurred net losses of $2.0 million for the fiscal quarter ended December 28, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. The Company has not secured additional capital for these expenses or for working capital in future periods. It will also need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all.

      The financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The recurring losses from operations and uncertainty regarding future sources of capital discussed above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

      STATEMENT OF POSITION 90-7 AND FRESH START ACCOUNTING: The Company exited the Chapter 11 Reorganization on November 16, 2001 ("Effective Date"). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets". As provided for under the Company's reorganization plan (the "Plan"), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity.

      The Company has initiated the process for issuance of the common stock certificates and warrants and anticipates that it will complete this process in its second fiscal quarter of 2003.

      REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and are expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first fiscal quarter of 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant. A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $19.1 million of the Company's debt at December 28, 2002 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amount of $0.8 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.5 million.

Recent Accounting Pronouncements
--------------------------------

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

      In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The Company adopted SFAS 145 beginning in its fiscal year 2003 and it did not have a significant impact on its financial position or results of operations.

      In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF issue 94-3, was issued by FASB. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company is currently evaluating the provisions of SFAS 146, but does not expect a material impact on its financials position or results of operations, as the Company has not initiated any exit or disposal activities.

      OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor as of and for the fiscal quarter ended December 28, 2002, interim two-month period ended November 24, 2001 and the interim one-month ended December 29, 2001. In order to allow comparison of the Company's results of operations, the two months ended November 24, 2001 have been combined with the one month ended December 29, 2001 for comparison to the fiscal quarter ended December 28, 2002. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 2002.

Three Months Ended December 28, 2002
------------------------------------

NET SALES. Net sales were $1.6 million for the first quarter of fiscal 2003 compared to $1.1 million for the same period of fiscal 2002. The sales for the first fiscal quarter of 2003 were made up of $1.4 million of MEMS-related business, $0.1 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants. The sales increase over the same quarter of fiscal 2002 was due to increased activity in the MEMS-related portion of the business. The sales for the fiscal 2002 period were made up of $0.8 million of MEMS, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants.

GROSS LOSS. As a percentage of net sales, gross loss was a negative 19.8% or $0.3 million for the first fiscal quarter of 2003 and negative 37.8% or $0.4 million for the first fiscal quarter of 2002. The fiscal 2003 period saw the MEMS portion of the business generate a gross loss of $0.4 million and the combination of Insight Analytical and Santa Barbara Tool and Die produce a minimal gross loss. Leasing of space to tenants provided a $0.1 million gross profit for this same period. The MEMS portion of the business had a gross loss of $0.5 million, leasing of excess space to tenants provided a $0.1 million gross profit and the combination of Insight Analytical and Santa Barbara Tool and Die produce a minimal gross profit in the first fiscal quarter of 2002. The first fiscal quarter of 2003 included $0.1 million in amortization of employee stock incentives. The slight improvement in gross loss for the first fiscal quarter of 2003 as compared to the same fiscal 2002 period primarily results from the increase in sales from the MEMS portion of the business, which allowed absorption of more of the fixed costs associated with the Company's wafer fabrication facility.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expense, as a percentage of net sales, was 14.4% for the first fiscal quarter of 2003 and 16.4% for the first quarter of fiscal 2002. R&D expense decreased as a percentage of sales in the first quarter of fiscal 2003 due to the increase in net sales; however, measured in dollars, R&D expenditures increased slightly compared to the same period of the prior year. The first fiscal quarter of 2003 R&D expense included $0.1 million in amortization of employee stock incentives. The Company has four employees focused on the development of new products and manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense ("SG&A") as a percentage of net sales was 44.7% for the first fiscal quarter of 2003 and 44.8% for the first quarter of fiscal 2002. SG&A expenses in dollars were $0.7 million for the first quarter of fiscal 2003 and $0.5 million for the same period of fiscal 2002. The first fiscal quarter of both 2003 and 2002 SG&A expense included $0.1 million in amortization of employee stock incentives. The first quarter of fiscal 2003 SG&A expense includes $0.1 million of expenses related to the Hollister property, which the Company is planning to sell. The Company has six employees providing the services reported as SG&A. SG&A expenses have increased primarily due to the growth in sales and the associated need for greater customer interface.

INTEREST EXPENSE. Interest expense was $0.8 million for the first fiscal quarter of 2003 compared to $0.6 million for the first fiscal quarter of 2002. The fiscal 2003 interest expense is primarily associated with the Company's property mortgage and $4.1 million in convertible notes. Both of these debts require interest-only monthly payments based upon a 12% annual interest rate. The increase in interest expense compared to the first fiscal quarter of 2002 is primarily due to the increase in debt balances and was also impacted by the reorganization timing, which caused the convertible notes to only accrue interest for one half of the first fiscal quarter of 2002 compared to all of the fiscal 2003 quarter. The Company is not making the interest payments on the $4.1 million in convertible notes, because it is negotiating the terms of the notes with the holders.

OTHER INCOME. The Company recognized minimal other income in the first fiscal quarter of 2003 and $0.2 million in other income for the first fiscal quarter of 2002 from the sale of a minority ownership position in Magnetic Data Technologies, LLC, a former subsidiary of the Company.

REORGANIZATION COSTS. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the emergence from bankruptcy, which occurred on November 16, 2001. There were no professional fees incurred in connection with the reorganization for the first fiscal quarter of 2003, compared to $0.5 million for the first fiscal quarter of 2002.

Liquidity and Capital Resources
-------------------------------

      At December 28, 2002, the Company's cash decreased to $1.9 million from $2.9 million at September 28, 2002. The decrease in cash was primarily due to the use of $0.9 million for operating activities for the first fiscal quarter of 2003. The Company also expended approximately $0.1 million for repayment of debt during the first fiscal quarter of 2003.

      The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2003, the Company plans approximately $0.2 million in capital expenditures primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2003 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of its targeted revenue sources on which the fiscal 2003 liquidity depends on a timely basis and is unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations and negative cash flow, the Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

      The Company completed an equity financing transaction with L-3, a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued to L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months, is exercisable for up to 167,000 shares at an aggregate price of $893,450, or $5.35 per share and has a value determined to be $0.3 million using the Black-Scholes option pricing model. The second warrant has a term of thirty-six months, is exercisable for up to 700,000 shares at an aggregate price of $5,103,000, or $7.29 per share and has a value determined to be $1.4 million using the Black-Scholes option pricing model. The value of the warrants is not reflected in the accompanying financial statements as it was recorded within common stock. Funding through the exercise of the warrants, or any part of the warrants, is at the exclusive discretion of L-3. The Company cannot give assurance that any additional financing will be available or, if available, that its terms will be favorable to the Company.

      Purchase commitments associated with capital expenditures were minimal at December 28, 2002.

      The Company has no leases for which it is the lessee.

      The Company's liquidity depends, in part, on customers paying according to the Company's terms. The Company is also subject to market price changes. Any changes in credit terms given to major customers would have an impact on the Company's cash flow. Credit extended to the Company by suppliers' credit is another source of short-term financing and any adverse changes in their terms will have a negative impact on the Company's cash flow.

      The following table summarizes the Company's contractual obligations at December 28, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

--------------------------------------------------------------------------------
                             Payments Due by Period
--------------------------------------------------------------------------------
Contractual                  Less than
Obligations          Total     1 Year     1-3 Years   4-5 Years    After 5 Years
--------------------------------------------------------------------------------
Long-Term Debt      $  19.9  $      4.2   $     5.8   $     9.9
--------------------------------------------------------------------------------


Risk Factors Affecting Our Business
-----------------------------------

      IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION, COMPETITIVE POSITION AND ABILITY TO CONTINUE AS A GOING CONCERN AND CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $2.0 million for the combined three months ended December 28, 2002. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

      CAPITAL NEEDS.

      The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had minimal purchases of property, plant and equipment in the first fiscal quarter of 2003. During fiscal 2003, the Company plans to purchase or enter into lease financing for approximately $0.2 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry or continuing its business.

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

      FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

      The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled on the basis of such purchase orders. Because the market for MEMS products is new, and the Company is constantly introducing new designs ordered by customers, the sales cycles are long and unpredictable. The sales cycle for the Company's products typically ranges from three to six months. Moreover, as customer programs mature, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company has an assistance agreement with an agency of the U.S. Government and is a subcontractor for a defense related Government contract. Changes in U.S. Government budget spending could have an adverse affect on the Company. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company's future operating results. In particular, in the past the Company's operating results have been adversely affected when production capacity is underutilized, and will likely be so affected in the future.

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

      INTERNATIONAL SALES EXPOSE THE COMPANY TO RISK.

      The Company sells its products to foreign customers and expects this to be an important part of its ongoing business. Accordingly, the Company faces risks inherent in conducting business internationally, such as:

            . difficulties in collecting accounts receivable and longer collection periods;

            .  seasonal business activity in certain parts of the world;

            .  potentially adverse tax consequences;

            .  political and economic instability; and

            .  trade barriers.

      Any of these factors could seriously harm the Company's international sales.

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

Item 3.  Controls And Procedures
         -----------------------

      Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

      Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                        PART II. OTHER INFORMATION
                        --------------------------

Item 1.  Legal Proceedings
         -----------------

      The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described in the Company's Annual Report on Form 10-KSB.

Item 2.  Changes in Securities
         ---------------------

      None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

      The Company has not made fourteen monthly interest payments due on the Professionals Convertible Notes due in November 2003 (the "Professionals Notes"), and as a result is in default of its obligations under the Professionals Notes. The principal of the Professionals Notes is $4.1 million and the accrued interest, including penalties, as of February 7, 2003, is approximately $.08 million. The Company is currently negotiating amendments to the terms of the Professionals Notes with the holders.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      None

Item 5.  Other Matters
         -------------

      None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a)   Exhibits

      10.12 Intercreditor Agreement dated as of November 16, 2001, by and among Houlihan Lokey Howard & Zukin, Sheppard, Mullin, Richter & Hampton LLP, Stutman, Treister & Glatt Professional Corporation and O'Melveny & Myers, LLP.

      10.13 Secured Promissory Note of the Company to Houlihan Lokey Howard & Zukin, dated as of November 16, 2001.

      10.14 Secured Promissory Note of the Company to Stutman, Treister & Glatt Professional Corporation, dated as of November 16, 2001.

      10.15 Secured Promissory Note of the Company to O'Melveny & Myers, LLP, dated as of November 16, 2001.

      10.16 Secured Promissory Note of the Company to Sheppard, Mullin, Richter & Hampton, dated as of November 16, 2001.

      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

      None

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act , the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INNOVATIVE MICRO TECHNOLOGY, INC.



Dated: February 11, 2003       /s/ John S. Foster
                               ------------------
                               John S. Foster
                               Chairman of the Board and Chief Executive Officer


Dated: Febriuary 11, 2003      /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Chief Financial Officer
                               (Principal Accounting Officer)

                                 CERTIFICATIONS

      I, John S. Foster, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Micro Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 11, 2003                  /s/ John S. Foster
                                          ________________________
                                          John S. Foster
                                          Chairman and Chief Executive Officer

      I, Peter T. Altavilla, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Micro Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 11, 2003                   /s/ Peter T. Altavilla
                                          ________________________
                                          Peter T. Altavilla
                                          Chief Financial Officer and Secretary