Form 10QSB
period 2003-03-29
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-05-20
CIK 6948

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 29, 2003

(  )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from _______to_______

                            Commission File No.1-6635

                        INNOVATIVE MICRO TECHNOLOGY, INC.
                        ---------------------------------
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

Registrant's telephone number, including area code: (805) 681-2800

                 Formerly Known as APPLIED MAGNETICS CORPORATION


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,435,000 shares of $.0001 par value common stock as of May 16, 2003.

                                EXPLANATORY NOTE
                                ----------------

      Because of the recent resignation of the Company's independent auditors, the interim financial statements included in this report have not undergone the review required under Item 310(b) of Regulation S-B. Readers are cautioned that the information contained in the interim financial statements and the notes thereto, and other portions of this report prepared in reliance on the interim financial statements (including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations), are subject to change when the Company's new independent auditors complete their review.

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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                     Successor Co. Successor Co.  Successor Co. Successor Co. Predecessor Co.
                                                     Three Months  Three Months   Six Months    Four Months   Two Months
                                                     Ended         Ended          Ended         Ended         Ended
                                                     March 29,     March 30,      March 29,     March 30,     November 24,
                                                     ---------     ---------      ---------     ---------      ------------
                                                         2003          2002           2003          2002          2001
Net sales
 MEMS and Other                                      $    530      $    677       $  1,963      $  1,037      $    606
 Rental Income                                            128           128            255           171            86
                                                     --------      --------       --------      --------      --------
 Subtotal                                                 658           805          2,218         1,208           692
Cost of sales
 MEMS and Other (including stock-based
  compensation of $94 and $189 for the
  periods ending March 29, 2003 and $95
  and $142 for the periods ending
  March 30, 2002)                                         921         1,512          2,755         2,040           962
  Rental income                                            38            32             73            45             6
                                                     --------      --------       --------      --------      --------
  Subtotal                                                959         1,544          2,828         2,085           968
  Gross loss                                             (301)         (739)          (610)         (877)         (276)
                                                     --------      --------       --------      --------      --------

Research and development expenses
  (including stock-based compensation
  of $79 and $158 for the periods ending
  March 29, 2003 and $79 and $119
  for the periods ending March 30, 2002)                  234           238            459           328            90
Selling, general and administrative
  expenses (including stock-based
  compensation of $139 and $278 for the
  periods ending March 29, 2003 and $139
  and $208 for the periods ending
  March 30, 2002)                                         674           563          1,372           809           245


Total operating expenses                                  908           801          1,831         1,137           335
                                                     --------      --------       --------      --------      --------

Loss from operations                                   (1,209)       (1,540)        (2,441)       (2,014)         (611)

Interest income                                             3             6             11             9             3
Interest expense                                         (541)         (617)        (1,305)         (897)         (329)
Gain on sale of building                                  623             -            623             -             -
Other income, net                                           6             -             40             -           177
                                                     --------      --------       --------      --------      --------
 Other expense                                             91          (611)          (631)         (888)         (149)

Reorganization Costs                                        -           164              -           237           474
                                                     --------      --------       --------      --------      --------
  Loss before income taxes                             (1,118)       (2,315)        (3,072)       (3,139)       (1,234)
Provision for income taxes                                  9             -             18             -             -
                                                     --------      --------       --------      --------      --------

Net loss                                             $ (1,127)     $ (2,315)      $ (3,090)     $ (3,139)     $ (1,234)
                                                     ========      ========       ========      ========      ========

Net loss per share:
   Loss per common share-basic and
   diluted                                           $  (0.21)     $  (0.51)      $  (0.57)     $  (0.70)     $  (0.02)
                                                     ========      ========       ========      ========      ========

Weighted average number of common shares outstanding:
   Common shares- basic and diluted                     5,435         4,500          5,435         4,500        70,444
                                                     ========      ========       ========      ========      ========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                            Balance Sheet - Unaudited
                 (In thousands except share and par value data)

                    ASSETS                     Successor Co.      Successor Co.
                                               March 29,            Sept 28,
                                               -----------        ------------
                                                  2003                 2002

Current Assets:
  Cash                                       $        230          $      2,890
  Accounts receivable, net                          1,078                   811
  Inventories                                       2,564                 1,362
  Prepaid expenses and other                          193                   359
                                               -----------          ------------
Total current assets                                4,065                 5,422
                                               -----------          ------------
Property, plant and equipment, at cost             20,301                20,273
Less-accumulated depreciation                      (1,429)                 (847)
                                               -----------          ------------
Total property, plant and equipment                18,872                19,426
                                               -----------          ------------

Other assets                                          471                 6,161
                                               -----------          ------------
Total assets                                 $     23,408          $     31,009
                                               ===========          ============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt          $      4,325          $      4,325
  Accounts payable                                    690                   668
  Accrued payroll and benefits                        304                   286
  Accrued audit and legal                              75                    89
  Deferred revenue                                  2,410                 1,398
  Other current liabilities                           937                   860
                                               -----------          ------------
Total current liabilities                           8,741                 7,626
                                               -----------          ------------
Long-term debt, net                                 9,394                15,645
                                               -----------          ------------
Other liabilities                                     174                   174
                                               -----------          ------------

Stockholders' Equity:
  Preferred stock, $.0001 par value, authorized
     2,500,000 shares, none issued and outstanding
  Common stock issuable, $.0001 par value, 25,000,000
     shares authorized, 5,435,000 shares issued
     and issuable at March 29, 2003 and
     September 28, 2002                                 1                     1
  Paid-in capital                                  16,714                16,714
  Accumulated deficit                             (10,835)               (7,745)
                                               -----------          ------------
                                                    5,880                 8,970

  Unearned restricted stock compensation             (781)               (1,406)
                                               -----------          ------------
Total stockholder's equity                          5,099                 7,564
                                               -----------          ------------
Total liabilities and stockholder's equity   $     23,408          $     31,009
                                               ===========          ============

The accompanying Selected Notes to Condensed Financial
Statements are an integral part of these condensed balance sheets.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)
                                                Successor Co.   Successor Co.   Predecessor Co.
                                                 Six Months     Four Months       Two Months
                                                   Ended           Ended             Ended
                                                 March 29,       March 30,        November 24,
                                                 ---------      ---------        ------------
                                                   2003            2002              2001
                                                   ----            ----              ----
Cash Flows from Operating Activities:
  Net loss                                        $ (3,090)     $ (3,139)       $ (1,234)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                      582           334             173
    Gain on sale of other assets                      (477)            -               -
    Employee restricted stock amortization             625           469               -
    Amortization of loan costs                          46            53              39
    Non-cash interest                                    -             -             232
    Changes in assets and liabilities:
        Accounts receivable, net                      (267)          240            (258)
        Inventories                                 (1,202)         (448)             45
        Prepaid expenses and other                     166          (108)            (12)
        Other assets                                   144           277              59
        Accounts payable                                22          (598)            146
        Accrued payroll and benefits                    18            (3)             38
        Accrued audit and legal                        (14)          101             378
        Deferred revenue                             1,012           359            (175)
        Other current liabilities                       77          (104)             68
                                                  --------      --------        --------
    Net cash flows used in operating
        activities                                  (2,358)       (2,567)           (501)
                                                  --------      --------        --------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment           (28)         (273)            (97)
  Proceeds from sale of fixed assets, net            5,977             -               -
                                                  --------      --------        --------
    Net cash flows (used in) provided by
        investing activities                         5,949          (273)            (97)
                                                  --------      --------        --------

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                         -         3,400               -
  Debt issuance costs                                    -          (361)              -
  Repayment of debt                                 (6,251)            -               -
                                                  --------      --------        --------
    Net cash flows provided by financing
        activities                                  (6,251)        3,039               -
                                                  --------      --------        --------

Net (decrease) increase in cash                     (2,660)          199            (598)
                                                  --------      --------        --------
Cash at beginning of period                          2,890         1,099           1,697
                                                  --------      --------        --------
Cash at end of period                             $    230      $  1,298        $  1,099
                                                  ========      ========        ========
Supplemental Cash Flow Data:
Interest paid                                     $    847      $    218        $     97
                                                  ========      ========        ========
Income taxes paid                                        -             -               -
                                                  ========      ========        ========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                                (March 29, 2003)

Note A: Basis of Presentation
-----------------------------

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the "Chapter 11 Reorganization") and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.1 million and $3.1 million for the three and six months ended March 29, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

Note B: Chapter 11 Reorganization
---------------------------------

      The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro electro mechanical systems ("MEMS") operating in a number of industry segments. The Company's Reorganization Plan (the "Plan") became effective on November 16, 2001 ("Effective Date"). The Company adopted the fresh-start reporting requirements of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company has initiated the process for issuance of the common stock and warrants pursuant to the Plan and anticipates that it will complete this process in its third fiscal quarter of 2003.

        The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of fresh-start reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from Chapter 11 Reorganization on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the four months ended March 30, 2002 include operations subsequent to the Company's emergence from the Chapter 11 Reorganization (referred to as "Successor Company") and reflect the effects of fresh-start reporting.

                        Innovative Micro Technology, Inc
                       Proforma Fresh-Start Balance Sheet
                                 (In Thousands)

The adoption of the Fresh-start reporting requirements had the following effect on the Company's unaudited balance sheet dated November 24, 2001:

Balance Sheet

(In  thousands, except share and par value data)

                                                      Pre         Exchange      Debt        Exchange
                                                   Confirmation    to Debt    Discharge      of Stock   Fresh-Star   Adjusted
                                                   ---------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                           $   1,099              -           -             -           -    $   1,099
    Accounts receivable, net of allowance for
      doubtful accounts of $11                           814              -           -             -           -          814
    Other receivable                                     177              -           -             -           -          177
    Inventories                                          409              -           -             -           -          409
    Prepaid expenses and other                           311              -           -             -           -          311
                                                   ---------------------------------------------------------------------------
Total current assets                                   2,810              -           -             -           -        2,810
                                                   ---------------------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                               8,750              -           -             -           -        8,750
    Buildings                                         10,725              -           -             -   $  (1,316)       9,409
    Manufacturing equipment                            1,683              -           -             -         (72)       1,611
    Construction in progress                             120              -           -             -           -          120
                                                   ---------------------------------------------------------------------------
Total property, plant and equipment, at cost          21,278              -           -             -      (1,388)      19,890
    Less-accumulated depreciation and amortization    (1,388)             -           -             -       1,388            -
                                                   ---------------------------------------------------------------------------
Total property, plant and equipment                   19,890              -           -             -           -       19,890
                                                   ---------------------------------------------------------------------------

Other assets                                           6,108              -           -             -           -        6,108
                                                   ---------------------------------------------------------------------------
Total assets                                       $  28,808              -           -             -           -    $  28,808
                                                   =========     ==========   ===================================    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt (1)          $   2,000      $     188           -             -   - $2,188
    Accounts payable (2)                                 664          4,529           -             -           -        5,193
    Accrued payroll and benefits                         245              -           -             -           -          245
    Accrued audit and legal (3)                        4,274         (4,137)  $    (127)            -           -           10
    Accrued property taxes (4)                            63            635           -             -           -          698
    Deferred revenue                                     609              -           -             -           -          609
    Other current liabilities (5)                         97           (146)          -             -           -          (49)
                                                   ---------------------------------------------------------------------------
Total current liabilities                              7,952          1,069        (127)            -           -        8,894
                                                   ---------------------------------------------------------------------------
Long-term Debt (6)                                         -         10,484           -             -           -       10,484
                                                   ---------------------------------------------------------------------------
Other long-term liabilities                              174              -           -             -           -          174
                                                   ---------------------------------------------------------------------------
Liabilities subject to compromise under reorganization
   proceedings (7)                                    315,94        (11,553)   (304,388)            -            -           -

Shareholders' Deficiency:
  Preferred stock, $.10 par value, authorized
    5,000,000 shares, none issued and outstanding
    at November 24, 2001, no par value, 2,500,000
    shares authorized, none issued and outstanding
    "as adjusted for fresh start accountng."
  Common stock, $.10 par value, 120,000,000 shares
    authorized, 70,574,306 shares issued and
    outstanding at November 24, 2001, $.0001 par
    value, 25,000,000 shares authorized, 4,500,000
    to be issued "as adjusted for fresh start
    accounting"                                        7,057              -           -     $  (7,057)          -            -
  Paid-in capital                                    345,100              -     304,515      (637,859)          -       11,756
  Accumulated deficit                               (645,835)             -           -       645,835           -            -
                                                   ---------------------------------------------------------------------------
                                                    (293,678)             -     304,515           919           -       11,756

  Unearned restricted stock (8)                            -              -           -        (2,500)          -       (2,500)
  Treasury stock, at cost (130,552 shares at
    November 24, 2001                              (1,581)(1)             -           -         1,581           -            -
                                                   ---------------------------------------------------------------------------
Total shareholder's equity (deficiency)             (295,259)             -     304,515             -           -        9,256
                                                   ---------------------------------------------------------------------------
Total liabilities and shareholder's equity
 (deficiency                                       $  28,808      $       -   $       -     #       -   $       -    $  28,808
                                                   =========     ==========   ==========    =========   =========    =========

Notes:
(1) Current portion of delinquent property taxes to be paid over a five-year term.
(2) Bankruptcy claims that require cash payments and Professional fees (see 3 below).
(3) Professional fees associated with the Reorganization that were converted to a two-year interest-bearing convertible note in the second fiscal quarter of 2002.
(4) Secured county property taxes required to be paid in cash.
(5) Records the settlement of a bankruptcy claim with a mortgage holder allowing use of property insurance proceeds to pay down the mortgage principal.
(6) Settlement resulting in the reduction of a secured property mortgage required to be paid in cash pursuant to the terms of the original agreement and delinquent property taxes to be paid over a five-year term.
(7) Unsecured liabilities that were converted to equity and warrants in the reorganized Company.
(8) Restricted stock granted to the employees as part of the Plan of Reorganization.

Note C:  Related Party Transaction
----------------------------------

      The  Company   completed  an  equity   financing   transaction   with  L-3
Communications, Inc. ("L-3"), a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is for 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty-six months and is for 700,000 shares of common stock at a price of $7.29 per share. The value of the warrants is not reflected in the accompanying financial statements as it was recorded within common stock. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company had inventory of $1.6 million, deferred revenue of $1.6 million and accounts receivable of $0.5 million related to L-3, as of March 29, 2003.

Note D:  Debt
-------------

      The Company settled two claims during the Chapter 11 Reorganization that were secured by its owned properties. One of these claims is a property mortgage of $9.6 million due on November 24, 2005. The mortgage requires interest-only payments at 12% annual interest rate. The other claim was for delinquent property taxes of $0.9 million. The settlement requires semi-annual principal and interest payments on November 1 and May 1 of each year with an 8% annual interest rate. The final payment is due on November 1, 2006.

      The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each of the Professional Persons, which consist of the law firms and investment bankers employed by the Company during the Chapter 11 Reorganization, is entitled to be paid cash, in full, at the Effective Date in an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. The convertible notes are due on November 15, 2003. The convertible notes require interest-only payments at 12% annual interest rate. The convertible notes are convertible into common stock of the Company at a conversion price of $8.20 per share. The Company has not made any of the monthly interest payments to the Professional Persons and is currently negotiating the terms of these notes with the holders. The notes carry a 3% penalty for late payments and these additional interest costs are being accrued. The notes are classified as current debt for the fiscal quarter ended March 29, 2003 and for the year ended September 28, 2002.

      On February 14, 2003, the Company completed the sale of its Hollister property at a price of $6.2 million, recognizing a gain on the sale of $0.6 million. The proceeds of the sale were used to pay off the Company's first mortgage of $5.4 million. The balance of the sales proceeds were used to pay down the Company's second mortgage, which is collateralized by both of its properties, from $9.6 million to $8.8 million. The remaining $8.8 million mortgage is secured by the Company's Robin Hill property.

      The Company's long-term debt is summarized below (in thousands):

                                                 March 29,
                                                    2003
                                               ---------------
Property Mortgage                                  $8,830
Professionals Convertible Note                      4,137
Property Taxes                                        752
                                               ---------------
                                                   13,719
Less - Current portion                             (4,325)
                                               ---------------
Total                                              $9,394
                                               ===============

Note E:  Stock-Based Compensation
---------------------------------

      The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three and six months ended March 29, 2003, the three and four months ended March 30, 2002 and the two months ended November 24, 2001, consistent with the provisions of FAS No. 123, the Company's net loss and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

                                 Successor  Successor   Successor   Successor  Predecessor
                                    Co.         Co.        Co.         Co.         Co.
                                   Three      Three        Six        Four        Two
                                   Months     Months      Months      Months      Months
                                   Ended      Ended       Ended       Ended       Ended
                                   March      March,      March       March      November
                                     29,        30,         29,         30,         24,
                                --------------------------------   ---------  ----------
                                    2003       2002        2003        2002        2001
                                    ----       ----        ----        ----        ----
Net loss attributable
  to common stockholders-
  as reported                    $(1,127)   $(2,315)   $(3,090)   $(3,139)    $ (1,234)
Less fair value of stock-based
  employee compensation
  expense, net of related
  tax effects                       (277)       (30)      (517)       (37)           -
                                 -------    -------    -------    -------     ---------
Net loss
  (attributable to common
  stockholders --
  pro forma                      $(1,404)   $(2,345)   $(3,607)   $(3,176)    $ (1,234)
                                 =======    =======    =======    =======     =========
Net loss per share
  (basic and diluted) --
  as reported                    $ (0.21)   $ (0.51)   $ (0.57)   $ (0.70)    $  (0.02)
Net loss per share (basic
  and diluted) --
  pro forma                      $ (0.26)   $ (0.52)   $ (0.66)   $ (0.71)    $  (0.02)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants.

              Risk free interest rate        3.79%
              Expected life                4 years
              Expected volatility              73%

Note F:  Net loss Per Common Share
----------------------------------

      The Company applies SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similarly to basic income or loss per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

      Basic and diluted net loss per share computed in accordance with SFAS 128 for the three and six months ended March 29, 2003, the three and four months ended March 30, 2002 and the two months ended November 24, 2001 are as follows:

                        Successor  Successor  Successor  Successor   Predecessor
                           Co.        Co.        Co.        Co.         Co.
                          Three      Three      Six        Four        Two
                          Months     Months     Months     Months      Months
                          Ended      Ended      Ended      Ended       Ended
                          March      March      March      March       November
                           29,        30,        29,        30,         24,
                         -------------------------------  ---------   ---------
                           2003       2002       2003       2002        2001
                           ----       ----       ----       ----        ----

BASIC AND DILUTED EPS

  Net loss               $(1,127)    $(2,315)    $(3,090)   $(3,139)   $(1,234)
  Denominator: weighted
  average  common shares
  outstanding              5,435       4,500       5,435      4,500     70,444

Net loss per share --
 basic and diluted       $ (0.21)    $ (0.51)    $ (0.57)   $ (0.70)   $ (0.02)


        The following potential dilutive securities were outstanding at March 29, 2003 and were not included above because to do so would be anti-dilutive:
500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,562,397 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of common stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003.

      All of the following potential dilutive securities, which were outstanding for the two-month period ended November 24, 2001 and the fiscal year ended 2001, were canceled or are no longer convertible in accordance with the Plan: options to purchase 3.8 million shares of common stock at prices ranging from $1.90 to $43.13, warrants to purchase 1.5 million shares of common stock at the lower of
(i) the current market price on the vesting date, as defined or (ii) $7.00, subject to adjustments defined in the warrant agreement, and approximately 58.1 million common shares from potential conversion of certain Convertible Debentures.

        The following potential dilutive securities were outstanding at the end of the four-month period ended March 30, 2002 and were not included above because to do so would be anti-dilutive: 500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,239,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt, which is due November 16, 2003.

Note G:  Significant Accounting Policies and New Accounting Pronouncements
--------------------------------------------------------------------------

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

      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and, for other inventory classifications, on net realizable value. The Company's work-in-process inventory was $2.6 million at March 29, 2003 related to capitalized costs under the completed contract method of accounting, as described below, compared to $1.4 million for the year ended September 28, 2002.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract, and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service-related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the first fiscal quarter of 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

      A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options. Rental income is recorded on a straight-line basis.

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $12.9 million of the Company's debt at March 29, 2003 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amount of $0.8 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.5 million.

        Net Loss per Common Share: Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all potential dilutive securities. However, in computing diluted net loss per share, including potential dilutive securities outstanding would have been antidilutive and accordingly they were excluded from the computation.

      The following potential dilutive securities were outstanding at March 29, 2003: 500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,562,397 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of common stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty-six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt, which is due November 16, 2003. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan (the "Plan Warrants") are not considered potential dilutive securities, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan. The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company's ability to exercise the call options.

      All of the following potential dilutive securities, which were outstanding for the two-month period ended November 24, 2001 and the fiscal year ended 2001, were canceled or are no longer convertible in accordance with the Plan: options to purchase 3.8 million shares of common stock at prices ranging from $1.90 to $43.13, warrants to purchase 1.5 million shares of common stock at the lower of
(i) the current market price on the vesting date, as defined or (ii) $7.00, subject to adjustments defined in the warrant agreement and approximately 58.1 million common shares from potential conversion of certain Convertible Debentures.

      The following potential dilutive securities were outstanding at the end of the four month period ended March 30, 2002: 500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,239,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt, which is due November 16, 2003.

      Research and Development Expenses: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

      Income Taxes: Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not. Temporary differences result primarily from accrued liabilities, valuation allowances, depreciation and amortization, and state franchise taxes. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable. A valuation allowance has been recorded in the full amount of all deferred tax assets, because the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

Recent Accounting Pronouncements
--------------------------------

      During July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board ("FASB"). SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company early adopted SFAS 142 beginning in its fiscal year 2002, and it has not had a significant impact on its financial position or results of operations.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the FASB. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company early adopted SFAS 144 beginning in its fiscal year 2002 and it has not had a significant impact on its financial position or results of operations as the Company had consistently applied the impairment provisions of SFAS 121.

      In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The Company adopted SFAS 145 beginning in its fiscal year 2003 and it has not had a significant impact on its financial position or results of operations.

      In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issue Task Force ("EITF") Issue 94-3, was issued by FASB. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company adopted SFAS 146 beginning in its second fiscal quarter of 2003 and it has not had a significant impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has not currently adopted SFAS No. 123 and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

Note H: Segments of Business:
-----------------------------

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

      The Company has four reportable operating segments: Microelectro mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die's technology permits high-precision manufacturing of tooling for its customers. Insight Analytical's laboratory equipment provides services that identify information as to dimension, material makeup, and material crystal properties of a customer's sample. The Company has approximately 51,000 square feet of building space available to lease. As of March 29, 2003, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.

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

      The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Three Months Ended:
March 29, 2003

Net sales                  $     284     $     202         $      44         $     128         $     658
                           ================================================================================
Intercompany Sales         $       1     $      21         $      68         $       -
                           ================================================================================
Gross profit (loss)        $    (443)    $      49         $       3         $      90         $    (301)
                           ================================================================================
Long Lived Assets          $  16,087     $     131         $      58         $   2,596         $  18,872
                           ================================================================================

Successor Co.
Three Months Ended:
March 30, 2002

Net sales                  $     505     $     145         $      27         $     128         $     805
                           ================================================================================
Intercompany Sales         $       7     $      18         $     100         $       -
                           ================================================================================
Gross profit (loss)        $    (857)    $     (25)        $      47         $      96         $    (739)
                           ================================================================================
Long Lived Assets          $  16,854     $     178         $      81         $   2,716         $  19,829
                           ================================================================================

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Six Months Ended:
March 29, 2003

Net sales                  $   1,603     $     281         $      79         $     255         $   2,218
                           ================================================================================
Intercompany Sales         $       3     $      55         $     147         $       -
                           ================================================================================
Gross profit (loss)        $    (817)    $       6         $      19         $     182         $    (610)
                           ================================================================================
Long Lived Assets          $  16,087     $     131         $      58         $   2,596         $  18,872
                           ================================================================================

Successor Co.
Four Months Ended:
March 30, 2002

Net sales                  $     810     $     186         $      41         $     171         $   1,208
                           ================================================================================
Intercompany Sales         $       9     $      32         $     118         $       -
                           ================================================================================
Gross profit (loss)        $  (1,035)    $     (21)        $      53         $     126         $    (877)
                           ================================================================================
Long Lived Assets          $  16,854     $     178         $      81         $   2,716         $  19,829
                           ================================================================================

Predecessor Co.
Two Months Ended:
November 24, 2001

Net sales                  $     514     $      76         $      16         $      86         $     692
                           ================================================================================
Intercompany Sales         $       4     $       8         $      41         $       -
                           ================================================================================
Gross profit (loss)        $    (359)    $     (12)        $      15         $      80         $    (276)
                           ================================================================================
Long Lived Assets          $   6,853     $     195         $      89         $   2,753         $ 419,890
                           ================================================================================

Successor Co.
Six Months Ended:
March 30, 2002

Net sales                  $   1,324     $     262         $      57         $     257         $   1,900
                           ================================================================================
Intercompany Sales         $      13     $      40         $     159         $       -
                           ================================================================================
Gross profit (loss)        $  (1,394)    $     (33)        $      68         $     206         $  (1,153)
                           ================================================================================
Long Lived Assets          $  16,854     $     178         $      81         $   2,716         $ 419,829
                           ================================================================================

      The Company had minimal purchases of property, plant and equipment in the first six months of fiscal 2003 compared to $0.4 million in the first six months of fiscal 2002.

      The Company's foreign sales for the first six months of 2003 were all to a customer in Japan. The foreign sales for the first six months of fiscal 2002 were to a customer in Canada. The following table displays domestic and foreign revenue:

                      Successor  Successor  Successor  Successor   Predecessor
                         Co.        Co.        Co.        Co.         Co.
                        Three      Three      Six        Four        Two
                        Months     Months     Months     Months      Months
                        Ended      Ended      Ended      Ended       Ended
                      March 29,   March 30,  March 29,  March 30,  November 24,
($000's)                2003        2002       2003       2002       2001
                        ----       ----       ----       ----        ----
Revenue

Domestic              $  542       $  805    $ 1,845     $ 1,129     $  692

Foreign               $  116       $    -    $   373     $    79     $    -
                      ------------------------------------------------------
Total                 $  658       $  805    $ 2,218     $ 1,208     $  692
                      ======================================================

      The Company had three customers with sales greater than 10% of its total sales for the first six months of fiscal 2003. They individually accounted for 27%, 17% and 12% of the Company's total sales for the period.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

      STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. ALL OF THE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN AND DIFFICULT TO PREDICT. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "RISK FACTORS AFFECTING OUR BUSINESS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S ABILITY TO MAKE THE TRANSITION TO VOLUME PRODUCTION OF MEMS PRODUCTS; THE COMPANY'S HISTORY OF LOSSES AND BANKRUPTCY; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL; CHANGING TECHNOLOGY; COMPETITION; THE COMPANY'S ABILITY TO PROTECT INTELLECTUAL PROPERTY, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS; LACK OF AN ACTIVE TRADING MARKET; RISKS RELATED TO INTERNATIONAL TRANSACTIONS; ENVIRONMENTAL LAWS AND REGULATIONS, SUPPLIES OF RAW MATERIALS; ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CHARTER AND DELAWARE LAW; AND GENERAL ECONOMIC AND POLITICAL UNCERTAINTY.

General
-------

       The Company's Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the "Plan"), became effective on November 16, 2001. During the reorganization period the Company re-organized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry segments. The Company is developing products for the personal security, telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries and seeks to broaden into the wireless communication industry. The Company adopted the fresh start reporting requirements of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity.

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

      The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the second fiscal quarter of 2003 were predominantly related to the Company's customer development projects. These include a telecommunications optical switch and an ink-jet print head to be used in large industrial printing presses. Additional revenue was contributed by Santa Barbara Tool & Die, Insight Analytical and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 square foot wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

       The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 Reorganization (referred to as "Predecessor Company") and the effects of fresh-start reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 Reorganization on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the four months ended March 30, 2002 include operations subsequent to the Company's emergence from Chapter 11 Reorganization (referred to as "Successor Company") and reflect the effects of fresh-start reporting. In order to allow comparison of the Company's results of operations, the prior year predecessor and successor periods have been combined for comparison to the current year period.

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

      Going Concern Assumption: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company incurred net losses of $1.1 million and $3.1 million for the fiscal quarter and six month period ended March 29, 2003, respectively. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. The Company has not secured additional capital for these expenses or for working capital in future periods. It will also need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all.

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

      Statement of Position 90-7 and Fresh-Start Accounting: The Company exited the Chapter 11 Reorganization on November 16, 2001 ("Effective Date"). The Company adopted the fresh-start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Company's reorganization plan (the "Plan"), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity.

      The Company has initiated the process for issuance of the common stock certificates and warrants and anticipates that it will complete this process in its third fiscal quarter of 2003.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and are expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the second fiscal quarter of 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant. A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

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

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $12.9 million of the Company's debt at March 29, 2003 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amount of $0.8 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.5 million.

Recent Accounting Pronouncements
--------------------------------

      During July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board ("FASB"). SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Intangible assets with a determinable useful life will continue to be amortized over their expected lives. The Company early adopted SFAS 142 beginning in its fiscal year 2002 and it has not had a significant impact on its financial position or results of operations.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the FASB. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company early adopted SFAS 144 beginning in its fiscal year 2002 and it has not had a significant impact on its financial position or results of operations as the Company had consistently applied the impairment provisions of SFAS 121.

      In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The Company adopted SFAS 145 beginning in its fiscal year 2003 and it has not had a significant impact on its financial position or results of operations.

      In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue 94-3, was issued by FASB. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company adopted SFAS 146 beginning in its second fiscal quarter of 2003 and it has not had a significant impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has not currently adopted SFAS No. 123 and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

      In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

      Overview. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor for the six months and fiscal quarter ended March 29, 2003, interim two-month period ended November 24, 2001 and the interim four months ended March 30, 2002. In order to allow comparison of the Company's results of operations, the two months ended November 24, 2001 have been combined with the four months ended March 30, 2002 for comparison to the six months ended March 29, 2003. References in this report to results for the first six months of fiscal 2002 refer to the combined results of the two-month predecessor period and the four-month successor period. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 2002.

Three Months Ended March 29, 2003
---------------------------------

Net Sales. Net sales were $0.7 million for the second quarter of fiscal 2003 compared to $0.8 million for the same period of fiscal 2002. The sales for the second fiscal quarter of 2003 were made up of $0.3 million of MEMS-related business, $0.3 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants. The sales decrease as compared to the same quarter of fiscal 2002 was due to a reduction in the level of completed contracts in the MEMS-related portion of the business. The Company has one long-term contract with L-3 Communications, which comprises $1.4 million of the Company's $2.5 million inventory value at March 29, 2003, and this contract is expected to be completed in the third fiscal quarter of 2003. The sales for the fiscal 2002 period were made up of $0.5 million of MEMS, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants.

Gross Loss. As a percentage of net sales, gross loss was a negative 45.7% or $0.3 million for the second fiscal quarter of 2003 and negative 91.8% or $0.7 million for the second fiscal quarter of 2002. The fiscal 2003 period saw the MEMS portion of the business generate a gross loss of $0.5 million and the combination of Insight Analytical and Santa Barbara Tool and Die produce a $0.1 gross profit. Leasing of space to tenants provided a $0.1 million gross profit for this same period. The MEMS portion of the business had a gross loss of $0.8 million, leasing of excess space to tenants provided a $0.1 million gross profit and the combination of Insight Analytical and Santa Barbara Tool and Die produce a minimal gross profit in the second fiscal quarter of 2002. The second fiscal quarter of both 2002 and 2003 included $0.1 million in amortization of employee stock incentives. The slight improvement in gross loss for the second fiscal quarter of 2003 as compared to the same fiscal 2002 period primarily results from the increased contract activity in the MEMS portion of the business, which allowed for absorption of more of the fixed costs associated with the Company's wafer fabrication facility. Due to the completed contract method of accounting, the MEMS portion of the business generated value through a combination of sales and an increase in inventory, aggregating $1.3 million in the second quarter of fiscal 2003 compared to $0.9 million in the same quarter of fiscal 2002.

Research and Development. Research and development ("R&D") expense, as a percentage of net sales, was 35.6% for the second fiscal quarter of 2003 and 29.6% for the second quarter of fiscal 2002. R&D expense increased as a percentage of sales in the second quarter of fiscal 2003 due to the decrease in net sales; however, measured in dollars, R&D expenditures were approximately the same for the two periods. R&D expense for the second fiscal quarter of both 2003 and 2002 included $0.1 million in amortization of employee stock incentives. The Company has four employees focused on the development of new products and manufacturing processes.

Selling, General and Administrative Expenses. Selling, general and administrative expense ("SG&A") as a percentage of net sales was 102.4% for the second fiscal quarter of 2003 and 69.9% for the second quarter of fiscal 2002. SG&A expenses in dollars were $0.7 million for the second quarter of fiscal 2003 and $0.6 million for the same period of fiscal 2002. The second fiscal quarter of both 2003 and 2002 SG&A expense included $0.1 million in amortization of employee stock incentives. The Company has six employees providing the services reported as SG&A. SG&A expenses have increased primarily due to the need for greater customer interface.

Interest Expense. Interest expense was $0.5 million for the second fiscal quarter of 2003 compared to $0.6 million for the second fiscal quarter of 2002. The fiscal 2003 interest expense is primarily associated with the Company's property mortgage and $4.1 million in convertible notes. Both of these debts require interest-only monthly payments based upon a 12% annual interest rate. The decrease in interest expense compared to the second fiscal quarter of 2002 is primarily due to the decrease in debt balances due to the sale of the Company's Hollister property and the payoff of its associated mortgage. The Company is not making the interest payments on the $4.1 million in convertible notes, while it is negotiating the terms of the notes with the holders. The notes carry a 3% penalty for late payments and these additional interest costs are being accrued. At March 29, 2003, unpaid interest had accrued on the notes in a total amount of $0.9 million.

Other income. The Company recognized $0.6 million in other income in the second fiscal quarter of 2003 associated with the sale of its Hollister property.

Reorganization Costs. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the emergence from bankruptcy, which occurred on November 16, 2001. There were no professional fees incurred in connection with the reorganization for the second fiscal quarter of 2003, compared to $0.2 million for the second fiscal quarter of 2002.

Six Months Ended March 29, 2003
-------------------------------

Net Sales. Net sales were $2.2 million for the first six months of fiscal 2003 compared to $1.9 million for the six months of fiscal 2002. The fiscal 2003 period sales were made up of $1.6 million of MEMS-related business, $0.3 million from Santa Barbara Tool and Die, $0.1 million from Insight Analytical and $0.2 million from leasing of space to tenants. The MEMS-related business generated sales of $1.3 million, the combination of Santa Barbara Tool and Die and Insight Analytical generated sales of $0.3 million and $0.3 million came from leasing of space to tenants for the first six months of fiscal 2002.

Gross Loss. As a percentage of net sales, gross loss was a negative 27.5% or $0.6 million for the first six months of fiscal 2003 as compared to 60.7% or $1.2 million for the combined six months ended March 30, 2002. The MEMS related business had a gross loss for the fiscal 2003 period of $0.8 million. The MEMS business gross loss included $0.2 million and $0.1 million in amortization of employee stock incentives for the first six months of fiscal 2003 and 2002, respectively. Santa Barbara Tool and Die and Insight Analytical combined for a minimal gross profit and leasing of space to tenants had a gross profit of $0.2 million for the first six months of fiscal 2003. The MEMS related business had a gross loss of $1.4 million for the first six months of fiscal 2002. The combination of Santa Barbara Tool and Die and Insight Analytical had a breakeven gross profit for the fiscal 2002 period. Leasing of space to tenants provided a $0.2 million gross profit for this same period. The improvement in gross loss for the first six months of 2003 as compared to fiscal 2002 is primarily due to the increase in revenue allowing absorption of the fixed costs associated with the Company's wafer fabrication facility.

Research and Development. R&D expense, as a percentage of net sales, was 20.7% or $0.5 million for the first six months of fiscal 2003 and 22.0% or $0.4 million for the combined six months ended March 30, 2002. R&D expense included $0.2 million and $0.1 million in amortization of employee stock incentives for the fiscal 2003 and 2002 periods, respectively. R&D expenditures were approximately the same for the two periods, as the Company focused on projects allowing entry to the wireless communications and biomedical industries

Selling, General and Administrative Expenses. Selling, general and administrative expense as a percentage of net sales was 61.9% for the first six months of fiscal 2003 and 55.5% the combined six months ended March 30, 2002. Expenses in dollars were $1.4 million for the first six months of fiscal 2003 compared to $1.1 million for the same period of fiscal 2002. The fiscal 2003 period expense included $0.3 million in amortization of employee stock incentives compared to $0.2 million for the same period of 2002. The first half of both fiscal 2003 and 2002 amounts include $0.1 million of expenses related to the Hollister property, which the Company sold in the second fiscal quarter of 2003. SG&A expenses have increased primarily due to the growth in sales and the associated need for more customer service.

Interest Expense. Interest expense was $1.3 million for the first six months of fiscal 2003 and $1.2 million for the combined six months ended March 30, 2002. The increase principally results from the interest expense associated with the $5.4 million mortgage that the Company secured at the beginning of the second fiscal quarter of 2002 and the $4.1 million in convertible notes issued to the unpaid professional persons involved in the reorganization process as of the Effective Date. Both of these instruments require interest-only monthly payments based upon a 12% annual interest rate.

Other income. The Company recognized $0.6 million in other income associated with the sale of its Hollister property for the first six months of fiscal 2003 compared to $0.2 million in other income for the same period of 2002 from the sale of a minority ownership position in Magnetic Data Technologies, LLC, ("MDT") a former subsidiary of the Company. Associated with the MDT sale, an additional $0.2 million is being held in escrow for potential indemnity claims and will be released over the next two years, so long as no claims have been successfully brought against the escrow.

Reorganization Costs. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing. There were no professional fees incurred in connection with the reorganization for the first six months of fiscal 2003 compared to $0.7 million for the combined six months ended March 30, 2002.

Liquidity and Capital Resources
-------------------------------

      At March 29, 2003, the Company's cash decreased to $0.2 million from $2.9 million at September 28, 2002. The decrease in cash was primarily due to the use of $2.4 million for operating activities for the first six months of fiscal 2003. The Company had minimal expenditures for capital equipment in the first six months of fiscal 2003. The Company collected $0.9 million in payments in April 2003, related to its assistance agreement from the U.S. Defense Advanced

Research  Project  Agency  for  prototype  development  for rapid and  efficient
isolation   of  human   hematopoietic   stem  cells  for   medical  and  defense
applications.

      The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2003, the Company plans approximately $0.2 million in capital expenditures, primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2003 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of its targeted revenue sources on which the fiscal 2003 liquidity depends on a timely basis, and is unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations and negative cash flow, the Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

      The Company completed an equity financing transaction with L-3, a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued to L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months, is exercisable for up to 167,000 shares at an aggregate price of $893,450, or $5.35 per share and has a value determined to be $0.3 million using the Black-Scholes option pricing model. The second warrant has a term of thirty-six months, is exercisable for up to 700,000 shares at an aggregate price of $5,103,000, or $7.29 per share and has a value determined to be $1.4 million using the Black-Scholes option pricing model. The value of the warrants is not reflected in the accompanying financial statements, as it was recorded within common stock. Funding through the exercise of the warrants, or any part of the warrants, is at the exclusive discretion of L-3. The Company cannot give assurance that any additional financing will be available or, if available, that its terms will be favorable to the Company.

      Purchase commitments associated with capital expenditures were minimal at March 29, 2003.

      The Company owns its premises and has no leases for which it is the lessee.

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

      The following summarizes the Company's contractual obligations at March 29, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

                             Payments Due by Period
Contractual                   Less than
Obligations           Total     1 Year   1-3 Years    4-5 Years    After 5 Years

Long-Term Debt       $  13.7  $  4.3     $    9.2     $  0.2        $  -

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

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.1 million and $3.1 million for the three and six month periods ended March 29, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      The  Company's  operating  results  have  fluctuated  and may  continue to fluctuate  from  quarter to quarter and year to year.  The  Company's  sales are generally  made  pursuant  to  individual  purchase  orders  and  production  is scheduled on the basis of such purchase orders. Because the market for MEMS products is new, and the Company is constantly introducing new designs ordered by customers, the sales cycles are long and unpredictable. The sales cycle for the Company's products typically ranges from three to six months. Moreover, as customer programs mature, the Company may have to writedown the value of inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The Company has an assistance agreement with an agency of the U.S. Government and is a subcontractor for a defense related Government contract. Changes in U.S. Government budget spending could have an adverse affect on the Company. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company's future operating results. In particular, in the past the Company's operating results have been adversely affected when production capacity was underutilized, and they will likely be so affected in the future.

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

      There has not been a public market for the Company's common stock since January, 2000. The Company's outstanding common stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market or quotation on the Nasdaq. The Company intends to apply for listing of its common stock, but believes it cannot successfully do so until its financial condition improves. Even if listed, it is likely that the stock will initially be thinly traded and the Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. A thin trading market in the Company's stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

      International sales expose the Company to risk.

      The Company sells its products to foreign customers and expects this to be an important part of its ongoing business. Accordingly, the Company faces risks inherent in conducting business internationally, such as:

        o difficulties in collecting accounts receivable and longer collection periods;

        o     seasonal business activity in certain parts of the world;

        o     potentially adverse tax consequences;

        o fluctuations in revenue expressed in dollars due to changes in currency exchange rates;

        o     political and economic instability; and

        o     trade barriers.

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

      The Company's Amended and Restated Bylaws contain other provisions that could have an anti-takeover effect, including the following:

        o     only one of the three classes of directors is elected each year;

        o     stockholders have limited ability to remove directors;

        o     stockholders cannot call a special meeting of stockholders; and

        o stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      The Company has not made fourteen monthly interest payments due on the Professionals Convertible Notes due in November 2003 (the "Professionals Notes"), and as a result is in default of its obligations under the Professionals Notes. The principal of the Professionals Notes is $4.1 million and the accrued interest, including penalties, as of May 16, 2003, is approximately $0.9 million. The Company is currently negotiating amendments to the terms of the Professionals Notes with the holders.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Matters

      None.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

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

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.


(b) Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K on April 16, 2003 reporting under Item 4 that on April 9, 2003, Deloitte & Touche LLP resigned as auditors of the Company.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act , the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNOVATIVE MICRO TECHNOLOGY, INC.



Dated: May 19, 2003                 /s/ John S. Foster
                                    ------------------
                                    John S. Foster
                                    On behalf of the Company and as
                                    Chairman of the Board and Chief Executive
                                    Officer


Dated: May 19, 2003                 /s/ Peter T. Altavilla
                                    ----------------------
                                    Peter T. Altavilla
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

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

Date:  May 19, 2003                       /s/ John S. Foster
                                          ------------------
                                          John S. Foster
                                          Chairman and Chief Executive Officer

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

Date:  May 19, 2003                       /s/ Peter T. Altavilla
                                          ---------------------
                                          Peter T. Altavilla
                                          Chief Financial Officer and Secretary