Form 10QSB/A
period 2003-03-29
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-07-21
CIK 6948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

                                 Amendment No. 1

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
          Quarterly Period Ended March 29, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _______to_______

                           Commission File No. 1-6635

                        INNOVATIVE MICRO TECHNOLOGY, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       95-1950506
                --------                                       ----------
     (State or other jurisdiction of                       (I. R. S. Employer
     incorporation or organization)                        Identification No.)

                  75 Robin Hill Road, Goleta, California 93117
                    (Address of principal executive offices)

                  Registrant's telephone number: (805) 681-2800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes X   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,435,000 shares of $.0001 par value common stock as of July 11, 2003.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

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

The filing on Form 10-QSB/A amends a previous filing by the Company on Form 10-QSB for the quarter ended March 29, 2003. The reason for the amended filing is the completion of the independent accountants review of the interim financial statements included in this report as required under Item 310(b) of Regulation S-B for the three Months ended March 29, 2003.

BDO Seidman, LLP                               1900 Ave of the Stars  11th Floor
Accountants and Consultants                    Los Angeles, California  90067
                                               Telephone: (310) 557-0300
                                               Fax:  (310) 557-1777

Report of Independent Certified Public Accountants

To the Board of Directors of
Innovative Micro Technology, Inc.

We have reviewed the condensed consolidated balance sheet of Innovative Micro Technology, Inc. as of March 29, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 29, 2003, and cash flows for the six-month period ended March 29, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 29, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements included in this report have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company's recurring losses from operations and uncertainty regarding future sources of capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note A. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
--------------------

Los Angeles, California
May 20, 2003

                                                      INNOVATIVE MICRO TECHNOLOGY, INC.

                                                    Statements of Operations - Unaudited
                                                    (In  thousands except per share data)

                                                     Successor Co.  Successor Co.  Successor Co.  Successor Co. Predecessor Co.
                                                     Three Months   Three Months   Six Months    Four Months     Two Months
                                                        Ended          Ended          Ended          Ended         Ended
                                                      March 29,      March 30,      March 29,      March 30,     November 24,
                                                      -----------    -----------    -----------    ----------    -----------
                                                         2003           2002           2003          2002           2001
Net sales
 MEMS and Other                                      $       530    $       677   $      1,963   $     1,037    $       606
 Rental Income                                               128            128            255           171             86
                                                      -----------    -----------    -----------    ----------    -----------
 Subtotal                                                    658            805          2,218         1,208            692
Cost of sales
 MEMS and Other (including stock-based compensation
      of $94 and $189 for the periods ending
      March 29, 2003 and $95 and $142 for the periods
      ending March 30, 2002)                                 921          1,512          2,755         2,040            962
  Rental income                                               38             32             73            45              6
                                                      -----------    -----------    -----------    ----------    -----------
  Subtotal                                                   959          1,544          2,828         2,085            968
  Gross loss                                                (301)          (739)          (610)         (877)          (276)
                                                      -----------    -----------    -----------    ----------    -----------

Research and development expenses (including stock-based
     compensation of $79 and $158 for the periods ending
     March 29, 2003 and $79 and $119 for the periods
     ending March 30, 2002)                                  234            238            459           328             90
Selling, general and administrative expenses (including
     stock based compensation of $139 and $278 for the
     periods ending March 29, 2003 and $139 and $208 for
     the periods ending March 30, 2002)                      674            563          1,372           809            245
                                                      -----------    -----------    -----------    ----------    -----------

Total operating expenses                                     908            801          1,831         1,137            335
                                                      -----------    -----------    -----------    ----------    -----------

Loss from operations                                      (1,209)        (1,540)        (2,441)       (2,014)          (611)

Interest income                                                3              6             11             9              3
Interest expense                                            (541)          (617)        (1,305)         (897)          (329)
Gain on sale of building                                     623              -            623             -              -
Other income, net                                              6              -             40             -            177
                                                      -----------    -----------    -----------    ----------    -----------
 Other expense                                                91           (611)          (631)         (888)          (149)

Reorganization Costs                                           -            164              -           237            474
                                                      -----------    -----------    -----------    ----------    -----------
  Loss before income taxes                                (1,118)        (2,315)        (3,072)       (3,139)        (1,234)
Provision for income taxes                                     9              -             18             -              -
                                                      -----------    -----------    -----------    ----------    -----------

Net loss                                             $    (1,127)   $    (2,315)  $     (3,090)  $    (3,139)   $    (1,234)
                                                      ===========    ===========    ===========    ==========    ===========

Net loss per share:
   Loss per common share- basic and diluted          $     (0.21)   $     (0.51)  $      (0.57)  $     (0.70)   $     (0.02)
                                                      ===========    ===========    ===========    ==========    ===========

Weighted average number of common shares outstanding:
   Common shares- basic and diluted                        5,435          4,500          5,435         4,500         70,444
                                                      ===========    ===========    ===========    ==========    ===========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                                                          INNOVATIVE MICRO TECHNOLOGY, INC.

                                                                Balance Sheet - Unaudited
                                                     (In  thousands except share and par value data)
                    ASSETS                                        Successor Co.                   Successor Co.
                                                                    March 29,                        Sept 28,
                                                              -------------------              ------------------
                                                                       2003                           2002
                                                                       ----                           ----
Current Assets:
  Cash                                                        $               230              $           2,890
  Accounts receivable, net                                                    556                            655
  Accounts receivable- related party                                          522                            156
  Inventories                                                               2,564                          1,362
  Prepaid expenses and other                                                  193                            359
                                                                 -----------------               ----------------
Total current assets                                                        4,065                          5,422
                                                                 -----------------               ----------------
Property, plant and equipment, at cost                                     20,301                         20,273
Less-accumulated depreciation                                              (1,429)                          (847)
                                                                 -----------------               ----------------
Total property, plant and equipment                                        18,872                         19,426
                                                                 -----------------               ----------------

Other assets                                                                  471                          6,161
                                                                 -----------------               ----------------
Total assets                                                  $            23,408              $          31,009
                                                                 =================               ================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                           $             4,325              $           4,325
  Accounts payable                                                            690                            668
  Accrued payroll and benefits                                                304                            286
  Accrued audit and legal                                                      75                             89
  Deferred revenue                                                            802                            676
  Deferred revenue- related party                                           1,608                            722
  Other current liabilities                                                   937                            860
                                                                 -----------------               ----------------
Total current liabilities                                                   8,741                          7,626
                                                                 -----------------               ----------------
Long-term debt, net                                                         9,394                         15,645
                                                                 -----------------               ----------------
Other liabilities                                                             174                            174
                                                                 -----------------               ----------------

Stockholders' Equity:
  Preferred stock, $.0001 par value, authorized 2,500,000 shares, none issued and outstanding
  Common stock issuable, $.0001 par value, 25,000,000 shares authorized,
     5,435,000 shares issued and issuable at March 29, 2003 and                 1                              1
     September 28, 2002
  Paid-in capital                                                          16,714                         16,714
  Accumulated deficit                                                     (10,835)                        (7,745)
                                                                 -----------------               ----------------
                                                                            5,880                          8,970

  Unearned restricted stock compensation                                     (781)                        (1,406)
                                                                 -----------------               ----------------
Total stockholders' equity                                                  5,099                          7,564
                                                                 -----------------               ----------------
Total liabilities and stockholders' equity                    $            23,408              $          31,009
                                                                 =================               ================

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

                                                       INNOVATIVE MICRO TECHNOLOGY, INC.

                                                     Statements of Cash Flows - Unaudited
                                                                 (In thousands)
                                                                       Successor Co.  Successor Co.  Predecessor Co.
                                                                        Six Months     Four Months    Two Months
                                                                          Ended           Ended         Ended
                                                                        March 29,       March 30,     November 24,
                                                                       ------------   ------------   --------------
                                                                          2003            2002           2001
                                                                          ----            ----           ----
Cash Flows from Operating Activities:
  Net loss                                                            $    (3,090)   $     (3,139)   $     (1,234)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                             582             334             173
    Gain on sale of other assets                                             (623)              -               -
    Employee restricted stock amortization                                    625             469               -
    Amortization of loan costs                                                 46              53              39
    Non-cash interest                                                           -               -             232
    Changes in assets and liabilities:
        Accounts receivable, net                                             (267)            240            (258)
        Inventories                                                        (1,202)           (448)             45
        Prepaid expenses and other                                            166            (108)            (12)
        Other assets                                                          144             277              59
        Accounts payable                                                       22            (598)            146
        Accrued payroll and benefits                                           18              (3)             38
        Accrued audit and legal                                               (14)            101             378
        Deferred revenue                                                    1,158             359            (175)
        Other current liabilities                                              77            (104)             68
                                                                        ----------      ----------    ------------
    Net cash flows used in operating activities                            (2,358)         (2,567)           (501)
                                                                        ----------      ----------    ------------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                  (28)           (273)            (97)
  Proceeds from sale of fixed assets, net                                   5,977               -               -
                                                                        ----------      ----------    ------------
    Net cash flows (used in) provided by investing activities               5,949            (273)            (97)
                                                                        ----------      ----------    ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                                                -           3,400               -
  Debt issuance costs                                                           -            (361)              -
  Repayment of debt                                                        (6,251)              -               -
                                                                        ----------      ----------    ------------
    Net cash flows (used in) provided by  financing activities             (6,251)          3,039               -
                                                                        ----------      ----------    ------------

Net (decrease) increase in cash                                            (2,660)            199            (598)
                                                                        ----------      ----------    ------------
                                                                                        ----------    ------------
Cash at beginning of period                                                 2,890           1,099           1,697
                                                                        ----------      ----------    ------------
Cash at end of period                                                 $       230    $      1,298   $       1,099
                                                                        ==========      ==========    ============

Supplemental Cash Flow Data:
Interest paid                                                                 847             711              97
                                                                        ==========      ==========    ============
Income taxes paid                                                               -               -               -
                                                                        ==========      ==========    ============

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

Note B: Chapter 11 Reorganization
---------------------------------

         The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro electro mechanical systems ("MEMS") operating in a number of industry segments. The Company's Reorganization Plan (the "Plan") became effective on November 16, 2001 ("Effective Date"). The Company adopted the fresh- start reporting requirements of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company completed the issuance of the common stock and warrants pursuant to the Plan in its third fiscal quarter of 2003. The issuance of the stock and warrants is reflected in the accompanying Balance Sheets dated September 28, 2002 and March 29, 2003.

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

Innovative Micro Technology, Inc.
Fresh-Start Balance Sheet (In Thousands)

The adoption of the fresh-start reporting requirements had the following effect on the Company's unaudited balance sheet dated November 24, 2001:

                                                            Balance Sheet
                                           (In thousands, except share and par value data)

                                                                    Pre-      Exchange   Debt       Exchange
                                                                 Confirmation  to Debt  Discharge   of Stock   Fresh-Start Adjusted
                                                                 ------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                        $    1,099  $     -  $      -   $      -       $     -     $  1,099
    Accounts receivable, net of allowance for doubtful accounts
         of $11                                                        814        -         -          -             -          814
    Other receivable                                                   177        -         -          -             -          177
    Inventories                                                        409        -         -          -             -          409
    Prepaid expenses and other                                         311        -         -          -             -          311
                                                                 -------------------------------------------------------------------
Total current assets                                                 2,810        -         -          -             -        2,810
                                                                 -------------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                                             8,750        -         -          -             -        8,750
    Buildings                                                       10,725        -         -          -       $(1,316)       9,409
    Manufacturing equipment                                          1,683        -         -          -           (72)       1,611
    Construction in progress                                           120        -         -          -             -          120
                                                                 -------------------------------------------------------------------
Total property, plant and equipment, at cost                        21,278        -         -          -        (1,388)      19,890
    Less-accumulated depreciation and amortization                  (1,388)       -         -          -         1,388            -
                                                                 -------------------------------------------------------------------
Total property, plant and equipment                                 19,890        -         -          -             -       19,890
                                                                 -------------------------------------------------------------------

Other assets                                                         6,108        -         -          -             -        6,108
                                                                 -------------------------------------------------------------------
Total assets                                                    $   28,808        -         -          -             -     $ 28,808
                                                                 ========== ========  =================================    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt (1)                       $    2,000  $   188         -          -             -     $  2,188
    Accounts payable (2)                                               664    4,529         -          -             -        5,193
    Accrued payroll and benefits                                       245        -         -          -             -          245
    Accrued audit and legal (3)                                      4,274   (4,137) $   (127)         -             -           10
    Accrued property taxes (4)                                          63      635         -          -             -          698
    Deferred revenue                                                   609        -         -          -             -          609
    Other current liabilities (5)                                       97     (146)        -          -             -          (49)
                                                                 -------------------------------------------------------------------
Total current liabilities                                            7,952    1,069      (127)         -             -        8,894
                                                                 -------------------------------------------------------------------
Long-term Debt (6)                                                       -   10,484         -          -             -       10,484
                                                                 -------------------------------------------------------------------
Other long-term liabilities                                            174        -         -          -             -          174
                                                                 -------------------------------------------------------------------

Liabilities subject to compromise under reorganization
 proceedings (7)                                                   315,941  (11,553)  (304,388)        -             -            -

Stockholders' Deficiency:
    Preferred stock, $.10 par value, authorized 5,000,000 shares, none issued and outstanding at November 24, 2001,
           no par value, 2,500,000 shares authorized, none issued
           and outstanding "as adjusted for fresh start accounting."     -
    Common stock, $.10 par value, 120,000,000 shares authorized,
           70,574,306 shares issued and outstanding at November 24,
           2001, $.0001 par value, 25,000,000 shares authorized,
           4,500,000 to be issued "as adjusted for fresh-start
           accounting."                                              7,057        -         -   $   (7,057)          -            -
    Paid-in capital                                                345,100        -   304,515     (637,859)          -       11,756
    Accumulated deficit                                           (645,835)       -         -      645,835           -            -
                                                                 -------------------------------------------------------------------
                                                                  (293,678)       -   304,515          919           -       11,756

  Unearned restricted stock (8)                                          -        -         -       (2,500)          -       (2,500)
  Treasury stock, at cost (130,552 shares at November 24, 2001)     (1,581)       -         -        1,581           -            -
                                                                 -------------------------------------------------------------------
Total stockholders' equity (deficiency)                           (295,259)       -   304,515            -           -        9,256
                                                                 -------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)         $   28,808  $     -  $      -   $        -     $     -     $ 28,808
                                                                 ========== ========  ========  ==========     ========    =========

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

         On February 14, 2003, the Company completed the sale of its Hollister property at a price of $6.2 million, recognizing a gain of $0.6 million. The proceeds of the sale were used to pay off the Company's first mortgage of $5.4 million. The balance of the sales proceeds were used to pay down the Company's second mortgage, which is collateralized by both of its properties, from $9.6 million to $8.8 million. The remaining $8.8 million mortgage is secured by the Company's Robin Hill property.

         The Company's long-term debt is summarized below (in thousands):

                                                              March 29,
                                                                2003
                                                      ----------------------
Property Mortgage                                     $            8,830
Professionals Convertible Note                                     4,137
Property Taxes                                                       752
                                                                  13,719

Less - Current portion                                            (4,325)

Total                                                 $            9,394
                                                      ======================

Note E:  Stock-Based Compensation
---------------------------------

         The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three and six months ended March 29, 2003, the three and four months ended March 30, 2002 and the two months ended November 24, 2001, consistent with the provisions of FAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

                                                       (In thousands, except per share amounts)

                                    Successor        Successor        Successor         Successor       Predecessor
                                       Co.              Co.              Co.               Co.              Co.
                                   Three Months     Three Months      Six Months       Four Months       Two Months
                                      Ended            Ended            Ended             Ended            Ended
                                    March 29,        March 30,        March 29,         March 30,       November 24,
                                   -------------    -------------    -------------     ------------    ---------------
                                       2003             2002             2003             2002              2001
                                       ----             ----             ----             ----              ----
Net loss attributable to
  common stockholders -
  as reported                      $(1,127)          $(2,315)          $(3,090)           $(3,139)         $(1,234)
Less fair value of stock-based
  employee compensation
  expense                             (278)              (30)             (518)               (37)               -
Net loss attributable to common
  stockholders -- pro forma         (1,405)           (2,345)           (3,608)            (3,176)          (1,234)

Net loss per share (basic and
  diluted) -- as reported          $ (0.21)          $ (0.51)          $ (0.57)           $ (0.70)         $ (0.02)
Net loss per share (basic
  and diluted) -- pro forma        $ (0.26)          $ (0.52)          $ (0.66)           $ (0.71)         $ (0.02)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants.

                                                                                       Predecessor
                         Successor Co.   Successor Co.  Successor Co.  Successor Co.       Co.
                         Three Months    Three Months    Six Months     Four Months     Two Months
                             Ended           Ended          Ended          Ended          Ended
                           March 29,       March 30,      March 29,      March 30,     November 24,
                        ---------------------------------------------------------------------------
                             2003            2002           2003           2002            2001
                             ----            ----           ----           ----            ----
Risk free interest
rate                           3.81%          3.97%          3.85%          3.96%           -
Expected life                4 years        4 years        4 years        4 years           -
Expected volatility              74%            74%            74%            74%           -

Note F:  Net Income (Loss) Per Common Share
-------------------------------------------

         The Company applies SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similarly to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

         Basic and diluted net (loss) per share computed in accordance with SFAS 128 for the three and six months ended March 29, 2003, the three and four months ended March 30, 2002 and the two months ended November 24, 2001 are as follows:

                                                       (In thousands, except per share amounts)

                                        Successor    Successor    Successor    Successor    Predecessor
                                           Co.          Co.          Co.          Co.           Co.
                                          Three        Three
                                         Months       Months     Six Months   Four Months    Two Months
                                          Ended        Ended        Ended        Ended         Ended
                                        March 29,    March 30,    March 29,    March 30,    November 24,
                                       -----------------------------------------------------------------
                                          2003         2002         2003         2002           2001
                                          ----         ----         ----         ----           ----
BASIC AND DILUTED EPS
  Net loss                                $(1,127)    $(2,315)     $(3,090)     $(3,139)       $(1,234)
  Denominator: weighted average
  common shares outstanding                 5,435       4,500        5,435        4,500         70,444
Net loss per share - basic and
diluted                                   $ (0.21)    $ (0.51)     $ (0.57)     $ (0.70)       $ (0.02)

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

         All of the following potential dilutive securities, which were outstanding for the two-month period ended November 24, 2001, were canceled or are no longer convertible in accordance with the Plan: options to purchase 3.8 million shares of common stock at prices ranging from $1.90 to $43.13, warrants to purchase 1.5 million shares of common stock at the lower of (i) the current market price on the vesting date, as defined or (ii) $7.00, subject to adjustments defined in the warrant agreement and approximately 58.1 million common shares from potential conversion of certain Convertible Debentures.

         The following potential dilutive securities were outstanding at the end of the four month period ended March 30, 2002 and were not included above because to do so would be anti-dilutive; 500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,239,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003.

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

Estimated useful lives are as follows:

                                                            Average Useful Life
                                                            -------------------
      Buildings                                                  25 Years
      Manufacturing equipment                                   3-5 Years
      Other equipment                                           1-5 Years
      Building improvements                                      10 Years

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

         Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract, and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service-related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the second fiscal quarters of 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has elected to account for stock-based employee compensation under APB 25, as permitted by SFAS No. 123, and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

         In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect
Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

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

         In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003.

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

         The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

                                            Santa Barbara        Insight              Rental         United States
                              MEMS           Tool and Die       Analytical            Income             Total
                        -------------------------------------------------------------------------------------------
Successor Co.
Three Months Ended:
March 29, 2003
Net sales               $      284          $      202          $       44          $      128          $      658
                        ===========================================================================================
Intercompany Sales      $        1          $       21          $       68                                       -
                        ===========================================================================================
Gross profit (loss)     $     (443)         $       49          $        3          $       90          $     (301)
                        ===========================================================================================
Long Lived Assets       $   16,087          $      131          $       58          $    2,596          $   18,872
                        ===========================================================================================

Successor Co.
Three Months Ended:
March 30, 2002

Net sales               $      505          $      145          $       27          $      128          $      805
                        ===========================================================================================
Intercompany Sales      $        7          $       18          $      100                                       -
                        ===========================================================================================
Gross profit (loss)     $     (857)         $      (25)         $       47          $       96          $     (739)
                        ===========================================================================================
Long Lived Assets       $   16,854          $      178          $       81          $    2,716          $   19,829
                        ===========================================================================================

                                            Santa Barbara        Insight              Rental         United States
                              MEMS           Tool and Die       Analytical            Income             Total
                        -------------------------------------------------------------------------------------------
Successor Co.
Six Months Ended:
March 29, 2003
Net sales               $    1,603          $      281          $       79          $      255          $    2,218
                        ===========================================================================================
Intercompany Sales      $        3          $       55          $      147                   -
                        ===========================================================================================
Gross profit (loss)     $     (817)         $        6          $       19          $      182          $     (610)
                        ===========================================================================================
Long Lived Assets       $   16,087          $      131          $       58          $    2,596          $   18,872
                        ===========================================================================================

Successor Co.
Four Months Ended:
March 30, 2002

Net sales               $      810          $      186          $       41          $      171          $    1,208
                        ===========================================================================================
Intercompany Sales      $        9          $       32          $      118                   -
                        ===========================================================================================
Gross profit (loss)     $   (1,035)         $      (21)         $       53          $      126          $     (877)
                        ===========================================================================================
Long Lived Assets       $   16,854          $      178          $       81          $    2,716          $   19,829
                        ===========================================================================================

Predecessor Co.
Two Months Ended:
November 24, 2001

Net sales               $      514          $       76          $       16          $       86          $      692
                        ===========================================================================================
Intercompany Sales      $        4                  48          $       41                   -
                        ===========================================================================================
Gross profit (loss)     $     (359)         $      (12)         $       15          $       80          $     (276)
                        ===========================================================================================
Long Lived Assets       $   16,853          $      195          $       89          $    2,753          $   19,890
                        ===========================================================================================

Successor Co.
Six Months Ended:
March 30, 2002

Net sales               $    1,324          $      262          $       57          $      257          $    1,900
                        ===========================================================================================
Intercompany Sales      $       13          $       40          $      159                   -
                        ===========================================================================================
Gross profit (loss)     $   (1,394)         $      (33)         $       68          $      206          $   (1,153)
                        ===========================================================================================
Long Lived Assets       $   16,854          $      178          $       81          $    2,716          $   19,829
                        ===========================================================================================

         The Company had minimal purchases of property plant and equipment in the first six months of fiscal 2003 compared to $0.4 million in the first six months of fiscal 2002.

         The Company's foreign sales for the first six months of 2003 were all to a customer in Japan. The foreign sales for the first six months of fiscal 2002 were to a customer in Canada. The following table displays domestic and foreign revenue (in thousands):

                    Successor Co.     Successor Co.      Successor Co.     Successor Co.      Predecessor Co.
                    Three Months       Three Months       Six Months        Four Months         Two Months
                        Ended             Ended              Ended             Ended               Ended
                      March 29,         March 30,          March 29,         March 30,         November 24,
($000's)                2003               2002              2003               2002               2001
                  ------------------------------------------------------------------------------------------
Revenue

Domestic            $   542             $   727             $ 1,845           $ 1,129             $   692

Foreign             $   116             $    78             $   373           $    79                   -
                  ------------------------------------------------------------------------------------------
Total               $   658             $   805             $ 2,218           $ 1,208             $   692
                  ==========================================================================================

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

         The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the third fiscal quarter of 2003 were predominantly related to the Company's customer development projects. These include a telecommunications optical switch and an ink-jet print head to be used in large industrial printing presses. Additional revenue was contributed by Santa Barbara Tool & Die, Insight Analytical and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 square foot wafer fabrication facility. The Company plans to shift from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

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

Critical Accounting Policies
----------------------------

         Application of accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts would be reported if the assumptions and estimates changed. Estimates are used for, but not limited to, revenue recognition and cost of sales, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

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

         The Company completed the issuance of the common stock and warrants pursuant to the Plan in its third fiscal quarter of 2003. The issuance of the stock and warrants is reflected in the accompanying Balance Sheets dated September 28, 2002 and March 29, 2003.

         Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and are expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in the third fiscal quarter of 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant. A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has elected to account for stock-based employee compensation under APB 25, as permitted by SFAS No. 123, and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

         In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect
Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

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

         In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003.

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

Three Months Ended March 29, 2003
---------------------------------

Net Sales. Net sales were $0.7 million for the second quarter of fiscal 2003 compared to $0.8 million for the same period of fiscal 2002. The sales for the second fiscal quarter of 2003 were made up of $0.3 million of MEMS-related business, $0.3 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants. The sales decrease as compared to the same quarter of fiscal 2002 was due to a reduction in the level of completed contracts in the MEMS-related portion of the business. The Company has one long-term contract with L-3 Communications, which comprises $1.4 million of the Company's $2.6 million inventory value at March 29, 2003, and this contract is expected to be completed in the third fiscal quarter of 2003. The sales for the fiscal 2002 period were made up of $0.5 million of MEMS, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants.

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

Research and Development. R&D expense, as a percentage of net sales, was 20.7% or $0.4 million for the first six months of fiscal 2003 and 22.0% or $0.4 million for the combined six months ended March 30, 2002. R&D expense included

$0.2 million and $0.1 million in amortization of employee stock incentives for the fiscal 2003 and 2002 periods, respectively. R&D expenditures were approximately the same for the two periods, as the Company focused on projects allowing entry to the wireless communications and biomedical industries

Selling, General and Administrative Expenses. Selling, general and administrative expense as a percentage of net sales was 61.9% for the first six months of fiscal 2003 and 55.5% the combined six months ended March 30, 2002. Expenses in dollars were $1.4 million for the first six months of fiscal 2003 compared to $1.1 million for the same period of fiscal 2002. The fiscal 2003 period expense included $0.3 million in amortization of employee stock incentives compared to $0.2 million for the same period of 2002. The first half of both fiscal 2003 and 2002 amounts include $0.1 million of expenses related to the Hollister property, which the Company sold in the second fiscal quarter of 2003. SG&A expenses have increased primarily due to the growth in sales and the associated need for more customer service.

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

Other income. The Company recognized $0.7 million in other income associated with the sale of its Hollister property and other miscellaneous income for the first six months of fiscal 2003 compared to $0.2 million in other income for the same period of 2002 from the sale of a minority ownership position in Magnetic Data Technologies, LLC ("MDT"), a former subsidiary of the Company. Associated with the MDT sale, an additional $0.2 million is being held in escrow for potential indemnity claims and will be released over the next two years, so long as no claims have been successfully brought against the escrow.

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

         The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2003, the Company plans to make minimal capital expenditures. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2003 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of its targeted revenue sources on which the fiscal 2003 liquidity depends on a timely basis, and is unable to obtain adequate alternative financing, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations and negative cash flow, the Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

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

         The following table summarizes the Company's contractual obligations at March 29, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

                                                     Payments Due by Period
                                                         (In thousands)
                                                Less than 1
Contractual Obligations           Total             Year          1-3 Years          4-5 Years      After 5 Years
-----------------------           -----             ----          ---------          ---------      -------------
Long-Term Debt                 $13,700           $4,300          $9,200               $200            $   -

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

         CAPITAL NEEDS.

         The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had minimal purchases of property, plant and equipment in the second fiscal quarter of 2003. During fiscal 2003, the Company plans to make minimal purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry or continuing its business.

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

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         The Company has not made twenty monthly interest payments due on the Professionals Convertible Notes due in November 2003 (the "Professionals Notes"), and as a result is in default of its obligations under the Professionals Notes. The principal of the Professionals Notes is $4.1 million and the accrued interest, including penalties, as of July 11, 2003, is approximately $1.0 million. The Company is currently negotiating amendments to the terms of the Professionals Notes with the holders.

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

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K on April 16, 2003 reporting under Item 4 that on April 9, 2003, Deloitte & Touche LLP resigned as auditors of the Company.

         (ii) The Company filed a Current Report on Form 8-K on May 29, 2003 reporting under Item 4 that on May 20, 2003, the Company engaged BDO Seidman, LLP as its independent public accountant.

                                    SIGNATURE
                                    ---------

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INNOVATIVE MICRO TECHNOLOGY, INC.

Dated:  July 18, 2003          /s/ John S.  Foster
                               -------------------
                               John S.  Foster
                               On behalf of the Company and as
                               Chairman of the Board and Chief Executive Officer


Dated:  July 18, 2003          /s/ Peter T.  Altavilla
                               -----------------------
                               Peter T.  Altavilla
                               Chief Financial Officer
                               (Principal Accounting Officer)

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

Date:  July 18, 2003                     /s/ John S. Foster
                                         ------------------
                                         John S. Foster
                                         Chairman and Chief Executive Officer

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

Date:  July 18, 2003                        /s/ Peter T. Altavilla
                                            ----------------------
                                            Peter T. Altavilla
                                            Chairman and Chief Executive Officer