Form 10QSB
period 2003-06-28
INNOVATIVE MICRO TECHNOLOGY INC
filed 2003-08-12
CIK 6948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                 ---------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended June 28, 2003.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                          Commission File No.1-6635

                        INNOVATIVE MICRO TECHNOLOGY, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

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

                    Issuer's telephone number: (805) 681-2800


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.


Yes X   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,435,000 shares of $.0001 par value common stock as of August 8, 2003.

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

                                                  INNOVATIVE MICRO TECHNOLOGY, INC.

                                                Statements of Operations - Unaudited
                                                (In thousands except per share data)
                                                            Successor Co.  Successor Co.  Successor Co. Successor Co. Predecessor Co
                                                             Three Months  Three Months    Nine Months  Seven Months   Two Months
                                                                Ended         Ended          Ended         Ended         Ended
                                                               June 28,     June 29,        June 28,      June 29,     November 24,
                                                               --------     --------        --------      --------     ------------
                                                                 2003         2002            2003          2002          2001
                                                                 ----         ----            ----          ----          ----
Net sales
 MEMS and Other                                               $   1,954    $       741      $    3,917     $   1,778   $    606
 Rental Income                                                      132            128             387           299         86
                                                               ---------       --------         -------     ---------   --------
 Subtotal                                                         2,086            869           4,304         2,077        692
Cost of sales
 MEMS and Other (including stock-based compensation of $95     $  2,028          1,690           4,783         3,730        962
     and $284 for the periods ended June 28, 2003 and $94
     and $236 for the periods ended June 29, 2002)
  Net Rental Expense                                                 37             28             110            73          6
                                                               ---------       --------         -------     ---------   --------
  Subtotal                                                        2,065          1,718           4,893         3,803        968
  Gross profit (loss)                                                21           (849)           (589)       (1,726)      (276)
                                                               ---------       --------         -------     ---------   --------

Research and development expenses (including stock-based            233            243             692           571         90
     compensation of $79 and $237 for the periods ended
     June 28, 2003 and $79 and $198 for the periods ended
     June 29, 2002)
Selling, general and administrative expenses (including             546            544           1,918         1,353        245
     stock-based of $139 and $417 for the periods ended
     June 28, 2003 and $139 and $347 for the periods
     ended June 29, 2002)

Total operating expenses                                            779            787           2,610         1,924        335
                                                               ---------       --------         -------     ---------   --------

Loss from operations                                               (758)        (1,636)         (3,199)       (3,650)      (611)

Interest income                                                       2              3              13            12          3
Interest expense                                                   (438)          (614)         (1,743)       (1,511)      (329)
Gain on sale of building                                              -              -             623             -          -
Other (expense) income, net                                          (4)             -              36             -        177
                                                               ---------       --------         -------     ---------   --------
 Other expense                                                     (440)          (611)         (1,071)       (1,499)      (149)

Reorganization Costs                                                  -            120               -           357        474
                                                               ---------       --------         -------     ---------   --------
  Loss before income taxes                                       (1,198)        (2,367)         (4,270)       (5,506)    (1,234)
Provision for income taxes                                            9              1              27             1          -
                                                               ---------       --------         -------     ---------   --------

Net loss                                                      $  (1,207)   $    (2,368)     $   (4,297)    $  (5,507)  $ (1,234)
                                                               =========       ========         =======     =========   ========

Net loss per share:
   Loss per common share- basic and diluted                   $   (0.22)   $     (0.53)     $    (0.79)    $   (1.22)  $  (0.02)
                                                               =========       ========         =======     =========   ========

Weighted average number of common shares outstanding:
   Common shares- basic and diluted                               5,435          4,500           5,435         4,500     70,444
                                                               =========       ========         =======     =========   ========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                                     INNOVATIVE MICRO TECHNOLOGY, INC.
                                               Balance Sheet
                            (In  thousands except share and par value data)
                    ASSETS                                          Successor Co.         Successor Co.
                                                                     June 28,               Sept 28,
                                                                    -------------         -------------
                                                                       2003                  2002
                                                                       ----                  ----
                                                                    (Unaudited)            (Audited)
Current Assets:
  Cash                                                            $        399          $      2,890
  Accounts receivable, net                                                 605                   655
  Accounts receivable- related party                                       396                   156
  Inventories                                                            2,960                 1,362
  Prepaid expenses and other                                               173                   359
                                                                    -----------           -----------
Total current assets                                                     4,533                 5,422
                                                                    -----------           -----------
Property, plant and equipment, at cost                                  20,309                20,273
Less-accumulated depreciation                                           (1,720)                 (847)
                                                                    -----------           -----------
Total property, plant and equipment                                     18,589                19,426
                                                                    -----------           -----------
Other assets                                                               446                 6,161
                                                                    -----------           -----------
Total assets                                                      $     23,568          $     31,009
                                                                    ===========           ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                               $      4,325          $      4,325
  Accounts payable                                                         811                   668
  Accrued payroll and benefits                                             446                   286
  Accrued audit and legal                                                   52                    89
  Deferred revenue                                                       1,047                   676
  Deferred revenue- related party                                        2,175                   722
  Other current liabilities                                              1,033                   860
                                                                    -----------           -----------
Total current liabilities                                                9,889                 7,626
                                                                    -----------           -----------
Long-term debt, net                                                      9,300                15,645
                                                                    -----------           -----------
Other liabilities                                                          174                   174
                                                                    -----------           -----------
Stockholders' Equity:
  Preferred stock, $.0001 par value, authorized 2,500,000 shares,
     none issued and outstanding                                             -                     -
  Common stock issuable, $.0001 par value, 25,000,000 shares authorized,
     5,435,000 shares issued and issuable at June 28, 2003 and
     September 28, 2002                                                      1                     1
  Paid-in capital                                                       16,714                16,714
  Accumulated deficit                                                  (12,042)               (7,745)
                                                                    -----------           -----------
                                                                         4,673                 8,970
  Unearned restricted stock compensation                                  (468)               (1,406)
                                                                    -----------           -----------
Total stockholders' equity                                               4,205                 7,564
                                                                    -----------           -----------
Total liabilities and stockholders' equity                        $     23,568          $     31,009
                                                                    ===========           ===========

The accompanying Selected Notes to Condensed Financial
Statements are an integral part of these condensed balance sheets.

                                     4

                                            INNOVATIVE MICRO TECHNOLOGY, INC.

                                          Statements of Cash Flows - Unaudited
                                                     (In thousands)
                                                                Successor Co. Successor Co. Predecessor Co.
                                                                 Nine Months  Seven Month   Two Months
                                                                   Ended        Ended          Ended
                                                                  June 28,     June 29,      November 24,
                                                                    --------     --------   ----------
                                                                     2003         2002        2001
                                                                     ----         ----        ----
Cash Flows from Operating Activities:
  Net loss                                                          $(4,297)     $(5,507)   $  (1,234)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                       873          587          173
    Gain on sale of other assets                                       (623)           -            -
    Employee restricted stock amortization                              938          781            -
    Amortization of loan costs                                           46           81           39
    Non-cash interest                                                     -            -          232
    Changes in assets and liabilities:
        Accounts receivable, net                                       (190)         466         (258)
        Inventories                                                  (1,598)        (555)          45
        Prepaid expenses and other                                      186          (80)         (12)
        Other assets                                                    169          306           59
        Accounts payable                                                143         (249)         146
        Accrued payroll and benefits                                    160          101           38
        Accrued audit and legal                                         (37)          94          378
        Deferred revenue                                              1,970          568         (175)
        Other current liabilities                                       173           56           68
                                                                    --------     --------   ----------
    Net cash flows used in operating activities                      (2,087)      (3,351)        (501)
                                                                    --------     --------   ----------
Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                            (36)        (281)         (97)
  Proceeds from sale of fixed assets, net                             5,977            -            -
                                                                    --------     --------   ----------
    Net cash flows provided by (used in) investing activities         5,941         (281)         (97)
                                                                    --------     --------   ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                                          -        3,400            -
  Debt issuance costs                                                     -         (361)           -
  Repayment of debt                                                  (6,345)         (94)           -
                                                                    --------     --------   ----------
    Net cash flows (used in) provided by financing activities        (6,345)       2,945            -
                                                                    --------     --------   ----------

Net (decrease) increase in cash                                      (2,491)        (687)        (598)
                                                                    --------     --------   ----------
Cash at beginning of period                                           2,890        1,099        1,697
                                                                    --------     --------   ----------
Cash at end of period                                               $   399      $   412    $   1,099
                                                                    ========     ========   ==========

Supplemental Cash Flow Data:
Interest paid                                                       $ 1,129      $ 1,201   $       97
                                                                    ========     ========   ==========
Income taxes paid                                                         -            -            -
                                                                    ========     ========   ==========

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                                 (June 28, 2003)

Note A: Basis of Presentation
-----------------------------

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the "Chapter 11 Reorganization") and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.2 million and $4.3 million for the three and nine months ended June 28, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern. Operating results for the nine months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending September 27, 2003 For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended September 28, 2002.


Note B: Chapter 11 Reorganization
---------------------------------

      The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro electro mechanical systems ("MEMS") operating in a number of industry sectors. The Company's Reorganization Plan (the "Plan") became effective on November 16, 2001 ("Effective Date"). The Company adopted the fresh- start reporting requirements of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company completed the issuance of the common stock and warrants pursuant to the Plan in its third fiscal quarter of 2003.

        The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of fresh-start reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from Chapter 11 Reorganization on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the seven months ended June 29, 2002 include operations subsequent to the Company's emergence from the Chapter 11 Reorganization (referred to as "Successor Company") and reflect the effects of fresh-start reporting.

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

The adoption of the Fresh-start reporting requirements had the following effect on the Company's unaudited balance sheet dated November 24, 2001:

Balance Sheet

(In  thousands, except share and par value data)

                                                      Pre         Exchange      Debt        Exchange
                                                   Confirmation    to Debt    Discharge      of Stock   Fresh-Star   Adjusted
                                                   ---------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                           $   1,099              -           -             -           -    $   1,099
    Accounts receivable, net of allowance for
      doubtful accounts of $11                           814              -           -             -           -          814
    Other receivable                                     177              -           -             -           -          177
    Inventories                                          409              -           -             -           -          409
    Prepaid expenses and other                           311              -           -             -           -          311
                                                   ---------------------------------------------------------------------------
Total current assets                                   2,810              -           -             -           -        2,810
                                                   ---------------------------------------------------------------------------
Property, plant and equipment, at cost:
    Land                                               8,750              -           -             -           -        8,750
    Buildings                                         10,725              -           -             -   $  (1,316)       9,409
    Manufacturing equipment                            1,683              -           -             -         (72)       1,611
    Construction in progress                             120              -           -             -           -          120
                                                   ---------------------------------------------------------------------------
Total property, plant and equipment, at cost          21,278              -           -             -      (1,388)      19,890
    Less-accumulated depreciation and amortization    (1,388)             -           -             -       1,388            -
                                                   ---------------------------------------------------------------------------
Total property, plant and equipment                   19,890              -           -             -           -       19,890
                                                   ---------------------------------------------------------------------------

Other assets                                           6,108              -           -             -           -        6,108
                                                   ---------------------------------------------------------------------------
Total assets                                       $  28,808              -           -             -           -    $  28,808
                                                   =========     ==========   ===================================    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt (1)          $   2,000      $     188           -             -   - $2,188
    Accounts payable (2)                                 664          4,529           -             -           -        5,193
    Accrued payroll and benefits                         245              -           -             -           -          245
    Accrued audit and legal (3)                        4,274         (4,137)  $    (127)            -           -           10
    Accrued property taxes (4)                            63            635           -             -           -          698
    Deferred revenue                                     609              -           -             -           -          609
    Other current liabilities (5)                         97           (146)          -             -           -          (49)
                                                   ---------------------------------------------------------------------------
Total current liabilities                              7,952          1,069        (127)            -           -        8,894
                                                   ---------------------------------------------------------------------------
Long-term Debt (6)                                         -         10,484           -             -           -       10,484
                                                   ---------------------------------------------------------------------------
Other long-term liabilities                              174              -           -             -           -          174
                                                   ---------------------------------------------------------------------------
Liabilities subject to compromise under reorganization
   proceedings (7)                                   315,941        (11,553)   (304,388)            -            -           -

Shareholders' Deficiency:
  Preferred stock, $.10 par value, authorized
    5,000,000 shares, none issued and outstanding
    at November 24, 2001, no par value, 2,500,000
    shares authorized, none issued and outstanding
    "as adjusted for fresh start accountng."
  Common stock, $.10 par value, 120,000,000 shares
    authorized, 70,574,306 shares issued and
    outstanding at November 24, 2001, $.0001 par
    value, 25,000,000 shares authorized, 4,500,000
    to be issued "as adjusted for fresh start
    accounting"                                        7,057              -           -     $  (7,057)          -            -
  Paid-in capital                                    345,100              -     304,515      (637,859)          -       11,756
  Accumulated deficit                               (645,835)             -           -       645,835           -            -
                                                   ---------------------------------------------------------------------------
                                                    (293,678)             -     304,515           919           -       11,756

  Unearned restricted stock (8)                            -              -           -        (2,500)          -       (2,500)
  Treasury stock, at cost (130,552 shares at
    November 24, 2001                                 (1,581)             -           -         1,581           -            -
                                                   ---------------------------------------------------------------------------
Total shareholder's equity (deficiency)             (295,259)             -     304,515             -           -        9,256
                                                   ---------------------------------------------------------------------------
Total liabilities and shareholder's equity
 (deficiency                                       $  28,808      $       -   $       -     #       -   $       -    $  28,808
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

Note C:  Related Party Transaction
----------------------------------

      The Company completed an equity financing transaction with L-3 Communications, Inc. ("L- 3"), a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months and is for 167,000 shares of common stock at a price of $5.35 per share. The second warrant has a term of thirty-six months and is for 700,000 shares of common stock at a price of $7.29 per share. The value of the warrants is not reflected in the accompanying financial statements as it was recorded within common stock. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company had inventory of $2.2 million, deferred revenue of $2.2 million and accounts receivable of $0.4 million related to L-3, as of June 28, 2003.

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

      The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each of the Professional Persons, which consist of the law firms and investment bankers employed by the Company during the Chapter 11 Reorganization, is entitled to be paid cash, in full, at the Effective Date in an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. The convertible notes are due on November 15, 2003. The convertible notes require interest-only payments at 12% annual interest rate. The convertible notes are convertible into common stock of the Company at a conversion price of $8.20 per share. The Company has not made any of the monthly interest payments to the Professional Persons and as a result is in default of its obligations under the convertible notes. The Company is currently negotiating the terms of these notes with the holders. The notes carry a 3% penalty for late payments and these additional interest costs are being accrued. The notes are classified as current debt for the fiscal quarter ended June 28, 2003 and for the year ended September 28, 2002. The notes are secured by substantially all of the assets of the Company.

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

      The Company's long-term debt is summarized below (in thousands):



                                                   June 28,
                                                     2003
                                                ---------------
Property Mortgage                               $         8,830
Professionals Convertible Note                            4,137
Property Taxes                                              658
                                                ---------------
                                                         13,625
Less - Current portion                                   (4,325)
                                                ---------------
Total                                           $         9,300
                                                ===============

Note E: Stock-Based Compensation
--------------------------------



      The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three and nine months ended June 28, 2003, the three and seven months ended June 29, 2002 and the two months ended November 24, 2001, consistent with the provisions of FAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

                                                (in thousands, except per share amounts)
                                       Successor     Successor     Successor     Successor    Predecessor
                                           Co.          Co.           Co.            Co.           Co.
                                         Three        Three         Nine           Seven      Two Months
                                         Months       Months        Months         Months
                                         Ended        Ended         Ended          Ended         Ended
                                        June 28,      June 29,     June 28,       June 29,     November 24,
                                       ------------------------------------     ---------------------------
                                          2003         2002          2003           2002          2001
                                          ----         ----          ----           ----          ----
Net loss -- as reported                $(1,207)      $(2,368)      $(4,297)      $(5,507)     $  (1,234)
Less -- fair value of stock-based
  employee compensation
  expense                                 (282)          (73)         (814)         (110)             -
                                       --------      --------      --------      --------     ----------
Net loss -- pro forma                   (1,489)       (2,441)       (5,111)       (5,617)        (1,234)
                                       ========      ========      ========      ========     ==========
Net loss per share (basic and
  diluted) -- as reported              $ (0.22)      $ (0.53)      $ (0.79)      $ (1.22)     $   (0.02)
Net loss per share (basic
  and diluted) -- pro forma            $ (0.27)      $ (0.54)      $ (0.94)      $ (1.25)     $   (0.02)

        The fair value of each option grant was estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions used for the grants.

                                       Successor     Successor     Successor     Successor    Predecessor
                                           Co.          Co.           Co.            Co.           Co.
                                         Three        Three         Nine           Seven      Two Months
                                         Months       Months        Months         Months
                                         Ended        Ended         Ended          Ended         Ended
                                        June 28,      June 29,     June 28,       June 29,     November 24,
                                       ------------------------------------     ---------------------------
                                          2003         2002          2003           2002          2001
                                          ----         ----          ----           ----          ----
Risk free interest rate                  3.77%         4.07%         3.83%         4.03%            -
Expected life                          4 years       4 years       4 years       4 years      4 years
Expected volatility                        73%           73%           73%           73%            -

Note F: Net Income (Loss) Per Common Share
------------------------------------------

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

      Basic and diluted net (loss) per share computed in accordance with SFAS 128 for the three and nine months ended June 28, 2003, the three and seven months ended June 29, 2002 and the two months ended November 24, 2001 are as follows:

                                                (in thousands, except per share amounts)
                                       Successor     Successor     Successor     Successor    Predecessor
                                           Co.          Co.           Co.            Co.           Co.
                                         Three        Three         Nine           Seven      Two Months
                                         Months       Months        Months         Months
                                         Ended        Ended         Ended          Ended         Ended
                                        June 28,      June 29,     June 28,       June 29,     November 24,
                                       ------------------------------------     ---------------------------
                                          2003         2002          2003           2002          2001
                                          ----         ----          ----           ----          ----
BASIC AND DILUTED EPS
  Net loss                               $ (1,207)   $ (2,368)     $ (4,297)     $ (5,507)    $ (1,234)
  Denominator: weighted average
  common shares outstanding                 5,435       4,500         5,435         4,500       70,444
Net loss per share - basic and diluted   $  (0.22)   $  (0.53)     $  (0.79)     $  (1.22)    $  (0.02)

        The following potentially dilutive securities were outstanding at June 28, 2003 and were not included above because to do so would be anti-dilutive:
500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,602,397 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of common stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan (the "Plan Warrants") are not considered potential dilutive securities, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan. The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company's ability to exercise the call options.

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

      The following potential dilutive securities were outstanding at the end of the seven month period ended June 29, 2002 and were not included above because to do so would be anti-dilutive; 500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,246,800 shares of common stock at a price of $5.00 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003.

Note G: Significant Accounting Policies and New Accounting Pronouncements
-------------------------------------------------------------------------

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

      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Market for purchased parts and manufacturing supplies is based on replacement costs and, for other inventory classifications, on net realizable value. The Company's work-in-process inventory was $3.0 million at June 28, 2003 related to capitalized costs under the completed contract method of accounting, as described below, compared to $1.4 million for the year ended September 28, 2002.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract, and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service-related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

      A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options. Rental income is recorded on a straight-line basis.

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $12.9 million of the Company's debt at June 28, 2003 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amount of $0.7 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.4 million.

      Net Loss per Common Share: Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all potentially dilutive securities. However, in computing diluted net loss per share, including potentially dilutive securities outstanding would have been antidilutive and, accordingly, they were excluded from the computation.

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

      In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The Company adopted SFAS 145 beginning in its fiscal year 2003, and it has not had a significant impact on the Company's financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation, as well as additional disclosure requirements for both quarterly and annual reporting. The Company has elected to account for stock-based employee compensation under APB 25, as permitted by SFAS No. 123 and, accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations, except for the disclosures in Note E, above.

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

      In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. SFAS No. 150 will not have a significant effect on the Company's financial position

Note H: Segments of Business:
-----------------------------

      Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," "operating segments" are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable operating segments:
Microelectro mechanical systems ("MEMS"), Santa Barbara Tool & Die, Insight Analytical and Rental Income.

      MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. Insight Analytical is an analytical lab that uses the Company's specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company has approximately 51,000 square feet of building space available to lease. As of June 28, 2003, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.

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

      The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Three Months Ended:
June 28, 2003

Net sales                  $   1,678     $     217         $      59         $     132         $   2,086
                           ================================================================================
Intercompany Sales         $       2     $      19         $      81         $       -
                           ================================================================================
Gross profit (loss)        $    (136)    $      26         $      36         $      95         $      21
                           ================================================================================
Long Lived Assets          $  15,855     $     118         $      52         $   2,564         $  18,589
                           ================================================================================

Successor Co.
Three Months Ended:
June 29, 2002

Net sales                  $     543     $     154         $      44         $     128         $     869
                           ================================================================================
Intercompany Sales         $       6     $      21         $      92         $       -
                           ================================================================================
Gross profit (loss)        $  (1,001)    $       3         $      49         $     100         $    (849)
                           ================================================================================
Long Lived Assets          $  16,656     $     165         $      76         $   2,688         $  19,585
                           ================================================================================

($000's)                                 Santa Barbara        Insight            Rental       United States
                              MEMS        Tool and Die       Analytical          Income          Total
                           --------------------------------------------------------------------------------
Successor Co.
Nine Months Ended:
June 28, 2003

Net sales                  $   3,281     $     498         $     138         $     387         $   4,304
                           ================================================================================
Intercompany Sales         $       5     $      74         $     228         $       -
                           ================================================================================
Gross profit (loss)        $    (953)    $      32         $      55         $     277         $    (589)
                           ================================================================================
Long Lived Assets          $  15,855     $     118         $      52         $   2,564         $  18,589
                           ================================================================================

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
                           ================================================================================

Successor Co.
Nine Months Ended:
June 29, 2002

Net sales                  $   1,867     $     416         $     101         $     385         $   2,769
                           ================================================================================
Intercompany Sales         $      19     $      61         $     251         $       -
                           ================================================================================
Gross profit (loss)        $  (2,395)    $     (30)        $     117         $     306         $  (2,002)
                           ================================================================================
Long Lived Assets          $  16,656     $     165         $      76         $   2,688         $  19,585
                           ================================================================================

      The Company had minimal purchases of property, plant and equipment in the first nine months of fiscal 2003 compared to $0.4 million in the first nine months of fiscal 2002.


      The Company's foreign sales for the first nine months of 2003 were all to a customer in Japan. The foreign sales for the first nine months of fiscal 2002 were to a customer in Canada. The following table displays domestic and foreign revenue (in thousands):

                                       Successor     Successor     Successor     Successor    Predecessor
                                           Co.          Co.           Co.            Co.           Co.
                                         Three        Three         Nine           Seven      Two Months
                                         Months       Months        Months         Months
                                         Ended        Ended         Ended          Ended         Ended
                                        June 28,      June 29,     June 28,       June 29,     November 24,
                                       --------------------------------------------------------------------
($000's)                                  2003         2002          2003           2002          2001
                                          ----         ----          ----           ----          ----
Revenue
-------
Domestic                               $1,926        $  536        $3,771        $1,665       $  692
Foreign                                   160           333           533           412            -
                                       --------------------------------------------------------------------

Total                                  $2,086        $  869        $4,304        $2,077       $  692
                                       ====================================================================



      The Company had three customers with sales greater than 10% of its total sales for the first nine months of fiscal 2003. They individually accounted for 13%, 19% and 24% of the Company's total sales for the period.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

      STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. ALL OF THE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN AND DIFFICULT TO PREDICT. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "RISK FACTORS AFFECTING OUR BUSINESS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S ABILITY TO MAKE THE TRANSITION TO VOLUME PRODUCTION OF MEMS PRODUCTS; THE COMPANY'S HISTORY OF LOSSES AND BANKRUPTCY; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL; CHANGING TECHNOLOGY; COMPETITION; THE COMPANY'S ABILITY TO PROTECT INTELLECTUAL PROPERTY, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS; LACK OF AN ACTIVE TRADING MARKET FOR THE COMPANY'S COMMON STOCK; RISKS RELATED TO INTERNATIONAL TRANSACTIONS; ENVIRONMENTAL LAWS AND REGULATIONS, SUPPLIES OF RAW MATERIALS; ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CHARTER AND DELAWARE LAW; AND GENERAL ECONOMIC AND POLITICAL UNCERTAINTY.

General
-------

      The Company's Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the "Plan"), became effective on November 16, 2001. During the reorganization period the Company re-organized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry sectors. The Company is developing products for the personal security, telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries and seeks to broaden into the wireless communication industry. The Company adopted the fresh start reporting requirements of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity.

      The Company has three additional lines of business, which are: Santa Barbara Tool and Die, a machine, model and die shop, Insight Analytical, an analytical lab, and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die and Insight Analytical are strategic parts of the core company, in that their services are used to make the core business more competitive, and both use their capacity that exceeds the core Company requirements to provide services to outside customers.

      The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related sales, which are predominantly orders for delivery of prototypes and new product development. The sales for the third fiscal quarter of 2003 were predominantly related to the Company's customer development projects. These include an accelerometer for use in inertial navigation, an electrostatic relay array used in the telephone industry, a telecommunications optical switch and an ink-jet print head to be used in large industrial printing presses. Additional revenue was contributed by Santa Barbara Tool & Die, Insight Analytical and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 square foot wafer fabrication facility. The Company plans to make a transition from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide, the success of the customer's product and the Company's ability to make the transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

       The results of operations and cash flows for the two months ended November 24, 2001 include operations prior to the Company's emergence from Chapter 11 Reorganization (referred to as "Predecessor Company") and the effects of fresh-start reporting. The Company's monthly fiscal calendar ended with November 24, 2001. There were no significant accounting transactions between the Company's exit from the Chapter 11 Reorganization on November 16, 2001 and November 24, 2001 and therefore it believes this reporting to be appropriate. The results of operations and cash flows for the seven months ended June 29, 2002 include operations subsequent to the Company's emergence from Chapter 11 Reorganization (referred to as "Successor Company") and reflect the effects of fresh-start reporting. In order to allow comparison of the Company's results of operations, the prior year predecessor and successor periods have been combined for comparison to the current year period.

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

      Going Concern Assumption: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company incurred net losses of $1.2 million and $4.3 million for the fiscal quarter and nine month period ended June 28, 2003, respectively. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. The Company has not secured additional capital for these expenses or for working capital in future periods. It will also need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all.

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

      The Company completed the issuance of the common stock certificates and warrants in its third fiscal quarter of 2003.


      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects when it is unable to accurately estimate percentage of completion during performance of the contract and otherwise uses the percentage of completion method of accounting. Costs are capitalized during the project as inventories for the completed contract method of accounting and are expensed at its completion along with the recognition of revenue. Santa Barbara Tool and Die delivers a finished product to the customer and revenue is recognized at the time the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool and Die and Insight Analytical did not have any sales returns in 2003 or 2002. The

Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant. A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next five years with renewal options.

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

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $12.9 million of the Company's debt at June 28, 2003 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The carrying amount of $0.7 million of the debt due on delinquent property taxes is at rates below market and its fair market value would be $0.4 million.

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

      In May of 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued by the FASB. The statement rescinds FASB No. 4, "Reporting Gains and Losses from extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The Company adopted SFAS 145 beginning in its fiscal year 2003, and it has not had a significant impact on the Company's financial position or results of operations.

      In June of 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue 94-3, was issued by FASB. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF issue 94-3. The Company adopted SFAS 146 beginning in its second fiscal quarter of 2003, and it has not had a significant impact on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation, as well as additional disclosure requirements for both quarterly and annual reporting. The Company has elected to account for stock-based employee compensation under APB 25, as permitted by SFAS No. 123 and, accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations, except for the disclosures in Note E, above.

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

      In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. SFAS No. 150 will not have a significant effect on the Company's financial position.

      Overview. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor for the nine months and fiscal quarter ended June 28, 2003, interim two-month period ended November 24, 2001 and the interim seven months ended June 29, 2002. In order to allow comparison of the Company's results of operations, the two months ended November 24, 2001 have been combined with the seven months ended June 29, 2002 for comparison to the nine months ended June 28, 2003. References in this report to results for the first nine months of fiscal 2002 refer to the combined results of the two-month predecessor period and the seven-month successor period. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 2002.

Three Months Ended June 28, 2003
--------------------------------

Net Sales. Net sales were $2.1 million for the third quarter of fiscal 2003 compared to $0.9 million for the same period of fiscal 2002. The sales for the third fiscal quarter of 2003 consisted of $1.7 million of MEMS-related business, $0.2 million from Santa Barbara Tool and Die, $0.1 million from Insight Analytical and $0.1 million from leasing of space to tenants. The sales improvement, as compared to the same quarter of fiscal 2002, was due to an increase in the level of completed contracts in the MEMS-related portion of the business. The Company has two long-term contracts with L-3 Communications. One of them comprises $1.6 million of the Company's $3.0 million inventory value at June 28, 2003, and is expected to be completed in the fourth fiscal quarter of 2003. The sales for the fiscal 2002 period consisted of $0.6 million of MEMS, $0.2 million from the combination of Santa Barbara Tool and Die and Insight Analytical and $0.1 million from leasing of space to tenants.

Gross Loss. Gross profit was essentially breakeven for the third fiscal quarter of 2003 compared to a gross loss of $0.8 million for the third fiscal quarter of 2002. As a percentage of net sales, gross profit was 1.0% for the third fiscal quarter of 2003 compared to a gross loss of negative 97.7% for the third fiscal quarter of 2002. The fiscal 2003 period saw the MEMS portion of the business generate a gross loss of $0.1 million and leasing of space to tenants provide a $0.1 million gross profit. The combination of Insight Analytical and Santa Barbara Tool and Die produced a minimal gross profit for this same period. In the third fiscal quarter of 2002, the MEMS portion of the business had a gross loss of $1.0 million, leasing of excess space to tenants provided a $0.1 million gross profit and the combination of Insight Analytical and Santa Barbara Tool and Die produced a $0.1 million gross profit. The third fiscal quarter of both
2002 and 2003 included $0.1 million in amortization of employee stock incentives. The generation of a gross profit for the third fiscal quarter of 2003 compared to a gross loss for the same fiscal 2002 period primarily results from the increased contract activity in the MEMS portion of the business, which allowed for absorption of more of the fixed costs associated with the Company's wafer fabrication facility. Due to the completed contract method of accounting, the MEMS portion of the business generated value through a combination of sales and an increase in inventory, aggregating $2.1 million in the third quarter of fiscal 2003 compared to $0.7 million in the same quarter of fiscal 2002.

Research and Development. Research and development ("R&D") expense, as a percentage of net sales, was 11.2% for the third fiscal quarter of 2003 versus 28.0% for the third quarter of fiscal 2002. R&D expense decreased as a percentage of sales in the third quarter of fiscal 2003 due to the increase in net sales; however, measured in dollars, R&D expenditures were approximately the same for the two periods at $0.2 million. R&D expense for the third fiscal quarter of both 2003 and 2002 included $0.1 million in amortization of employee stock incentives. The Company has four employees focused on the development of new products and manufacturing processes.

Selling, General and Administrative Expenses. Selling, general and administrative expense ("SG&A") as a percentage of net sales was 26.2% for the third fiscal quarter of 2003 and 62.6% for the third quarter of fiscal 2002. SG&A expenses decreased as a percentage of sales in the third quarter of fiscal 2003 due to the increase in net sales; however, measured in dollars, S,G&A expenditures were approximately the same for the two periods at $0.5 million. The third fiscal quarter of both 2003 and 2002 SG&A expense included $0.1 million in amortization of employee stock incentives. The Company has six employees providing the services reported as SG&A.

Interest Expense. Interest expense was $0.4 million for the third fiscal quarter of 2003 compared to $0.6 million for the third fiscal quarter of 2002. The fiscal 2003 interest expense is primarily associated with the Company's property mortgage and $4.1 million in convertible notes. Both of these debts require interest-only monthly payments based upon a 12% annual interest rate. The decrease in interest expense compared to the third fiscal quarter of 2002 is primarily due to the decrease in debt balances due to the sale of the Company's Hollister property and the payoff of its associated mortgage. The Company is not making the interest payments on the $4.1 million in convertible notes and as a result is in default of its obligations under these notes. The Company is negotiating the terms of the notes with the holders. The notes carry a 3% penalty for late payments and these additional interest costs are being accrued. At June 28, 2003, unpaid interest had accrued on the notes in a total amount of $1.0 million.

Reorganization Costs. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the emergence from bankruptcy, which occurred on November 16, 2001. There were no professional fees incurred in connection with the reorganization for the third fiscal quarter of 2003, compared to $0.1 million for the third fiscal quarter of 2002.

Nine Months Ended June 28, 2003
-------------------------------

Net Sales. Net sales were $4.3 million for the first nine months of fiscal 2003 compared to $2.8 million for the nine months of fiscal 2002. The fiscal 2003 period sales were made up of $3.3 million of MEMS-related business, $0.5 million from Santa Barbara Tool and Die, $0.1 million from Insight Analytical and $0.4 million from leasing of space to tenants. The MEMS-related business generated sales of $1.9 million, the combination of Santa Barbara Tool and Die and Insight Analytical generated sales of $0.5 million and $0.4 million came from leasing of space to tenants for the first nine months of fiscal 2002.

Gross Loss. Gross loss was $0.6 million for the first nine months of fiscal 2003 compared to $2.0 million for the combined nine months ended June 29, 2002. As a percentage of net sales, gross loss was a negative 13.7% for the first nine months of fiscal 2003 as compared to 72.3% for the combined nine months ended June 29, 2002. The MEMS-related business had a gross loss for the fiscal 2003 period of $1.0 million. The MEMS business gross loss included $0.3 million and $0.2 million in amortization of employee stock incentives for the first nine months of fiscal 2003 and 2002, respectively. Santa Barbara Tool and Die and Insight Analytical combined for a $0.1 million gross profit and leasing of space to tenants had a gross profit of $0.3 million for the first nine months of fiscal 2003. The MEMS related business had a gross loss of $2.4 million for the first nine months of fiscal 2002. The combination of Santa Barbara Tool and Die and Insight Analytical had a $0.1 million gross profit for the fiscal 2002 period. Leasing of space to tenants provided a $0.3 million gross profit for this same period. The improvement in gross loss for the first nine months of 2003 as compared to fiscal 2002 is primarily due to the increase in revenue allowing absorption of the fixed costs associated with the Company's wafer fabrication facility.

Research and Development. R&D expense, as a percentage of net sales, was 16.1% or $0.7 million for the first nine months of fiscal 2003 and 23.8% or $0.7 million for the combined nine months ended June 29, 2002. R&D expense included $0.2 million in amortization of employee stock incentives for both fiscal 2003 and 2002. R&D expenditures were approximately the same for the two periods, as the Company focused on projects allowing entry to the wireless communications and biomedical industries

Selling, General and Administrative Expenses. Selling, general and administrative expense as a percentage of net sales was 44.6% for the first nine months of fiscal 2003 and 57.7% for the combined nine months ended June 29, 2002. Expenses in dollars were $1.9 million for the first nine months of fiscal 2003 compared to $1.6 million for the same period of fiscal 2002. The fiscal 2003 period expense included $0.4 million in amortization of employee stock incentives compared to $0.3 million for the same period of 2002. The first nine months of both fiscal 2003 and 2002 amounts include $0.1 million of expenses related to the Hollister property, which the Company sold in the second fiscal quarter of 2003. SG&A expenses have increased primarily due to the growth in sales and the associated need for more customer service.

Interest Expense. Interest expense was $1.7 million for the first nine months of fiscal 2003 and $1.8 million for the combined nine months ended June 29, 2002. The decrease is primarily a result of the decrease in debt balances due to the sale of the Company's Hollister property and the payoff of the associated $5.4 million mortgage. The Company's debt also includes $4.1 million in convertible notes issued to the unpaid professional persons involved in the reorganization process. The convertible notes require interest-only monthly payments based upon a 12% annual interest rate. The Company is not making the interest payments on the $4.1 million in convertible notes and as a result is in default of its obligations under these notes. The Company is negotiating the terms of the notes with the holders. The notes carry a 3% penalty for late payments and these additional interest costs are being accrued. At June 28, 2003, unpaid interest had accrued on the notes in a total amount of $1.0 million.

Other income. The Company recognized $0.7 million in other income associated with the sale of its Hollister property and other miscellaneous income for the first nine months of fiscal 2003 compared to $0.2 million in other income for the same period of 2002 from the sale of a minority ownership position in Magnetic Data Technologies, LLC, ("MDT") a former subsidiary of the Company. Associated with the MDT sale, an additional $0.2 million is being held in escrow for potential indemnity claims and will be released over the next two years, so long as no claims have been successfully brought against the escrow.

Reorganization Costs. Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing. There were no professional fees incurred in connection with the reorganization for the first nine months of fiscal 2003 compared to $0.8 million for the combined nine months ended June 29, 2002.

Liquidity and Capital Resources
-------------------------------

      Tthe Company's balance of $0.4 million, at June 28, 2003, decreased from $2.9 million at September 28, 2002. The decrease in cash was primarily due to the use of $2.1 million for operating activities for the first nine months of fiscal 2003. The Company had minimal expenditures for capital equipment in the first nine months of fiscal 2003. The Company collected $0.9 million in payments in April 2003 and an additional $0.3 million in July 2003, related to its assistance agreement from the U.S. Defense Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications.

      The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2003, the Company plans to have minimal capital expenditures. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2003 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of its targeted revenue sources on which the fiscal 2003 liquidity depends on a timely basis, and is unable to obtain adequate alternative financing or capital infusion, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations and negative cash flow, the Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

      The Company completed an equity financing transaction with L-3, a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued to L-3 935,000 shares of common stock along with two warrants. The first warrant has a term of eighteen months, is exercisable for up to 167,000 shares at an aggregate price of $893,450, or $5.35 per share, and has a value determined to be $0.3 million using the Black-Scholes option pricing model. The second warrant has a term of thirty-six months, is exercisable for up to 700,000 shares at an aggregate price of $5,103,000, or $7.29 per share, and has a value determined to be $1.4 million using the Black-Scholes option pricing model. The value of the warrants is not reflected in the accompanying financial statements, as it was recorded within common stock. Funding through the exercise of the warrants, or any part of the warrants, is at the exclusive discretion of L-3. The Company cannot give assurance that any additional financing will be available or, if available, that its terms will be favorable to the Company.

      Purchase commitments associated with capital expenditures were minimal at June 28, 2003.

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

      The following summarizes the Company's contractual obligations at June 28, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

--------------------------------------------------------------------------------
                             Payments Due by Period

                                 (in thousands)
--------------------------------------------------------------------------------
Contractual Obligations        Less than 1
                        Total     Year      1-3 Years   4-5 Years  After 5 Years
--------------------------------------------------------------------------------
Property Mortgage     $  8,830  $     -     $ 8, 830    $    -         $  -
--------------------------------------------------------------------------------
Professionals
 Convertible Note        4,137    4,137            -         -            -
--------------------------------------------------------------------------------
Property Taxes             658      188         376         94            -
--------------------------------------------------------------------------------
Long-Term Debt        $ 13,625  $ 4,325     $ 9,206    $    94         $  -
--------------------------------------------------------------------------------

Risk Factors Affecting Our Business

      IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION, COMPETITIVE POSITION AND ABILITY TO CONTINUE AS A GOING CONCERN, AND THAT COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.2 million and $4.3 million for the three and nine month periods ended June 28, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

      CAPITAL NEEDS.

      The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had minimal purchases of property, plant and equipment in the third fiscal quarter of 2003. During fiscal 2003, the Company plans to have minimal purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry or continuing its business.

      THE COMPANY HAS HIGH FIXED COSTS AND EXCESS CAPACITY DUE TO ITS CURRENT LOW PRODUCTION VOLUMES.

      The fixed costs of operating and maintaining the Company's wafer fabrication facility and other elements of its production capacity are high. Most of its current production consists of prototypes and new product development. These are low-volume projects, which leave the Company's facilities underutilized and cannot absorb the fixed costs. As a result the Company experiences operating losses. The company plans to shift from low-volume prototype and development orders to high-volume production for its customers as their development programs mature into production contracts, which will make better use of its excess capacity. However, making this shift depends on the success of the Company's engineers in developing efficient high- volume production technology, the success of its customers in developing marketable uses for its MEMS technology, and the general growth and acceptance of MEMS technology. If the Company cannot successfully make the transition to high-volume production, it will continue to experience losses and suffer material harm to its operating results and liquidity.

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

      PLANT EXCESS CAPACITY.

      The Company has a 6-inch wafer fabrication facility, which has 30,000 square feet of fully facilitized manufacturing space. At the current level of customer orders this facility is underutilized and the associated depreciation and utilities expenses are underabsorbed. The Company is working with customers on development programs that are expected to mature into production contracts, which will more fully utilize its plant capacity. However, these contracts may never materialize and the plant underutilization could continue to cause an adverse affect on the Company's operating results.

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

Item 3.  Controls And Procedures
         -----------------------

      The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of June 28, 2003, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Item 2.  Changes in Securities
         ---------------------

      None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

      The Company has not made twenty monthly interest payments due on the Professionals Convertible Notes due in November 2003 (the "Professionals Notes"), and as a result is in default of its obligations under the Professionals Notes. The principal of the Professionals Notes is $4.1 million and the accrued interest, including penalties, as of August 8, 2003, is approximately $1.1 million. The Company is currently negotiating amendments to the terms of the Professionals Notes with the holders.

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

      32  Certification  Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

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

                               INNOVATIVE MICRO TECHNOLOGY, INC.




Dated: August 12, 2003         /s/ John S. Foster
                               -----------------
                               John S. Foster
                               On behalf of the Company and as
                               Chairman of the Board and Chief Executive Officer


Dated: August 12, 2003         /s/ Peter T. Altavilla
                               ----------------------
                               Peter T. Altavilla
                               Chief Financial Officer
                               (Principal Accounting Officer)