Form 10KSB
period 2003-09-27
INNOVATIVE MICRO TECHNOLOGY INC
filed 2004-01-09
CIK 6948

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 27, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from ___________to _____________

                           Commission File No. 1-6635

                        INNOVATIVE MICRO TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

               Delaware                                 95-1950506
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                 75 Robin Hill Road, Goleta, California 93117
             (Address of principal executive offices) (Zip Code)

                  Issuer's telephone number: (805) 681-2800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. |_|

The  issuer's  revenues  for  its  most  recently  completed  fiscal  year  were
$5,531,000

There is no public market for the registrant's Common Stock. As of November 22, 2003, the aggregate book value of the registrant's Common Stock held by non-affiliates was $8,660,000.

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes |X|   No  |_|

As of January 5, 2004, there were 6,937,611 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's last fiscal year, are incorporated by reference into Part III of this report.

      IN THIS ANNUAL REPORT ON FORM 10-KSB, THE WORDS "BELIEVE," "ESTIMATE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. ALL OF THE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN AND DIFFICULT TO PREDICT. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES INHERENT IN THE COMPANY'S BUSINESS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED, TO THE FOLLOWING: THE COMPANY'S INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S ABILITY TO MAKE THE TRANSITION TO VOLUME PRODUCTION OF MEMS PRODUCTS; THE COMPANY'S HISTORY OF LOSSES AND BANKRUPTCY; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL; CHANGING TECHNOLOGY; COMPETITION; THE COMPANY'S ABILITY TO PROTECT INTELLECTUAL PROPERTY; FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS; LACK OF AN ACTIVE TRADING MARKET; RISKS RELATED TO INTERNATIONAL TRANSACTIONS; ENVIRONMENTAL LAWS AND REGULATIONS; SUPPLIES OF RAW MATERIALS; ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CHARTER AND DELAWARE LAW; AND GENERAL ECONOMIC AND POLITICAL UNCERTAINTY. THE COMPANY DOES NOT ASSUME ANY OBLIGATION TO UPDATE OR CORRECT FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR ACTUAL RESULTS.

ITEM 1.  BUSINESS

      Innovative Micro Technology, Inc. ("the Company") is engaged in the business of the design and manufacture of MEMS devices. MEMS is an acronym for micro-electro-mechanical system. Generally, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. What distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered owing to the large number of devices that can be made on a single wafer. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems which today are built using conventional techniques could be made using MEMS.


HISTORY

      The Company was incorporated in California in 1957 and was reincorporated in Delaware in 1987 under the name "Applied Magnetics Corporation." The Company was an independent manufacturer of head gimbal assemblies ("HGAs") and head stack assemblies (which consist of multiple HGAs assembled together with other components) to the disk drive industry. The Company filed for protection under Chapter 11 of the U.S. Bankruptcy code on January 7, 2000. The Company exited Chapter 11 on November 16, 2001 under a court approved plan of reorganization (the "Reorganization Plan") and changed its name to Innovative Micro Technology, Inc.


THE COMPANY'S MEMS BUSINESS

      The Company used the Chapter 11 reorganization process to reposition its operations in the MEMS business. MEMS devices were first developed in the late 1970s and early 1980s. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they include moving components, hence the "mechanical" part of the name. By using wafer techniques, the performance of mechanical systems can be enhanced due to their smaller size and/or complexity. MEMS devices can be manufactured at a lower cost due to the large number of devices that can be made on a single wafer.

      Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many small-scale mechanical systems such as electromagnetic relays, which today are built using assembly techniques, could be made using MEMS. In addition, many electrical systems may be replaced by MEMS. An example of this is optical fiber switching, used in telecommunications. MEMS versions of these switches are now beginning to find their way into the marketplace. Another example is components for wireless communication technology. High performance inductors, variable capacitors and transmit/receive switches could be replaced by MEMS devices at lower cost, using less space and providing higher performance. The Company's business activity is currently at the product development and low volume prototype phase of production. The Company fabricates MEMS products on a six-inch silicon wafer which, depending upon the size of the individual part, is cut into multiple finished parts referred to as dies.


OTHER LINES OF BUSINESS

      The Company's three additional lines of business are: "Santa Barbara Tool & Die," "Insight Analytical" and leasing of excess space in its owned facility under long-term lease contracts. The Company learned in October 2003 that it may have been infringing upon the service mark of another firm operating in the same business area under the name of Insight Analytical Labs, Inc. The Company will change Insight Analytical's name to IMT Analytical in the first fiscal quarter of 2004.

      Santa Barbara Tool & Die is a precision machining and tooling service that provides customers with prototyping, development and production tool and die manufacturing. Santa Barbara Tool & Die's technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM) which includes metals and ceramics capabilities.

      Insight Analytical is a precision semiconductor and MEMS analysis service provider. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and a focused ion beam tool which can precisely make three-dimensional cuts in samples to reveal detailed information as to dimension, material makeup, and material crystal properties.

      Santa Barbara Tool & Die and Insight Analytical are both strategic parts of the core company in that their services are used to make the core business more competitive, and both provide service to outside customers using the portion of their capacity that is excess to that required by the Company. In addition, the Company has approximately 51,000 square feet of building space available to lease. As of September 27, 2003, approximately 34,000 square feet were under long term lease arrangements with annual rental income of approximately $0.5 million.


EMPLOYEES

      Highly trained engineers and technicians maintain and operate the sophisticated equipment that is used in the fabrication of MEMS devices. Most of these individuals play a dual role of operations as well as process development. The employees cover the following technical areas:

      o photolithography, including resist application, resist development, and patterned exposure;

      o    deposition, including sputtering, ion beam deposition, plating;

      o    etching, including wet-etching and dry (vacuum) processing;

      o    planarization, including chemical-mechanical polishing;

      o    wafer slicing;

      o    assembly,   including  die  bonding,  electrical  bonding,  precision
           alignment; and

      o    testing, including mechanical and electrical testing.


      The  Santa  Barbara  Tool & Die  employees  have  extensive  tool  and die
experience  and  the  Insight  Analytical   employees  are  trained  to  operate
sophisticated analytical tools.

      As of September 27, 2003, the Company had 65 employees at its headquarters in Goleta, California.


TECHNOLOGY

      The Company has three main forms of technology: manufacturing, design, and service.

      The manufacturing technology encompasses photolithography, material deposition, and material removal, which are the essential methods of producing integrated wafers. Additional manufacturing technology includes wafer bonding, assembly and testing procedures, including precision alignment and assembly, ceramic bonding, wire attachment, and testing algorithms.

      Design technology the Company possesses comes from years of recording head manufacturing experience, which afforded the Company special skills in the art of making magnetic materials and finding uses for them. To that end, some of the Company's intended products surround magnetic MEMS devices. Specifically, the Company has skill and experience with generating high magnetic fields efficiently using thin-film coils coupled with high saturation magnetization materials capable of carrying magnetic flux. Coupled with MEMS concepts, this allows the Company to design and manufacture magnetic actuators of various types.

      The Company's service technology comes in the form of the business offered by Santa Barbara Tool & Die and Insight Analytical (See- Other Lines of Business).


INTELLECTUAL PROPERTY

      The Company regards elements of its manufacturing processes, product designs and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and patent protection. The Company has filed eight patent applications with the United States Patent Office since January 2000, and more are in preparation for the MEMS business. Two of these patents have been issued by the U.S. Patent Office to the Company.

      The Company believes that its success depends on the innovative skills and technological competence of its employees and upon proper protection of its intellectual properties. The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents that it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities or to suspend the manufacture of the products using the patented invention.


VENDORS

      The Company purchases materials from a variety of vendors, including providers of manufacturing supplies, office supplies, and raw materials. The Company is not solely dependent on any of its vendors, and in the majority of the cases there is a general market for the required products.


CASH FLOW AND RESULTS OF OPERATIONS

      The financial results of the Company presented in the following report only include periods after the Company's emergence from Chapter 11. The results of operations and cash flows for the ten months ended September 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting (referred to as "Successor Company").


INDUSTRY SEGMENTS

      The Company analyzes its business results based on its four lines of business: MEMS, Santa Barbara Tool & Die, Insight Analytical and Rental Income. The following table shows the percentages of revenue from each segment during fiscal 2003 and the ten months ended September 28, 2002.

Revenue by Segment                          For the Periods:
                                            ---------------

                                                        Ten Months
                                         Year Ended        Ended
                                       September 27,   September 28,
(As a percentage of revenue)                2003            2002
                                       -----------------------------
MEMS                                         74%            65%
Santa Barbara Tool & Die                     14%            16%
Insight Analytical                            3%             4%
Rental Income                                 9%            15%
                                       -----------------------------
Total                                       100%           100%
                                       =============================

CUSTOMERS

      The Company's customers are in four categories representing its four business segments: MEMS and wafer customers, machine shop tool and die customers, tenants of excess building space and analytical lab service customers.

      The MEMS business customers are in the inertial navigation, telecommunication, RF wireless, and the biomedical industries. Inertial navigation MEMS refers to MEMS gyroscopes and accelerometers. The Company is a subcontractor to L-3 Communications Corporation ("L-3") for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company completed an equity financing transaction with L-3 on September 3, 2003 for $2.5 million in cash (see Note 8 to the financial statements - Financing Transaction). In addition, L-3 exercised warrants to purchase 167,000 shares of the common stock of the Company at a price of $5.35 per share for a total value of $0.9 million on October 31, 2003 (see Note 11 to the accompanying financial statements - Subsequent Events). The Company's revenue with Galaxy Scientific Corp. is funded by a contract from the U.S. Army to support the development of the inertial navigation device that the Company is developing for L-3. The Company's revenue with Marubeni is for the development of a telecommunications optical switch. The Company's business with Turnstone Systems, Inc. was for the development of an electrostatic relay array used in the telephone industry Turnstone Systems, Inc. ("Turnstone"). Turnstone filed for dissolution of its business on December 4, 2003. The Company's contracts with Turnstone were completed in the third fiscal quarter of 2003. Biomedical MEMS includes the Company's assistance agreement from the U.S. Defense Advanced Research Project Agency ("DARPA") for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications. The Company currently has contracts with customers in the RF wireless industry, which includes RF switching and phase-shifting electronics. The Company also leases approximately 34,000 square feet of excess space within its owned facility to tenants under long-term contracts, of which OCCAM Networks, Inc., an unrelated party, leases approximately 31,000 square feet. The Company's revenue by significant customer for fiscal 2003 and the ten months ended September 28, 2002 are displayed on the following chart.


Revenue by Customer                         For the Periods:
                                            ---------------
                                                        Ten Months
                                         Year Ended        Ended
                                       September 27,   September 28,
(As a percentage of revenue)                2003            2002
                                       -----------------------------
Galaxy Scientific Corp.                      14%            0%
Marubeni Solutions                           13%           11%
Turnstone Systems Inc.                       12%            4%
DARPA assistance agreement                   11%            0%
OCCAM Networks, Inc.                          9%           14%
Fidelica Micro Systems, Inc.                  0%           10%
Coventor, Inc.                                0%            8%
Spectra                                       9%           10%
All Others                                   32%           43%
                                       ---------------------------
Total                                       100%          100%
                                       ===========================

      The Company's products are sold in the United States and Japan by its direct sales personnel.


GOVERNMENT APPROVAL

      The Company is a subcontractor to DARPA and L-3 in certain long-term contracts of L-3 with the U.S. Army to produce gyroscopes and accelerometers for use in inertial navigation. The Company's status as a subcontractor, and the products it produces in that capacity, are subject to substantial government regulation and continuing agency approval.


COMPETITION

      The Company competes with other independent MEMS manufacturers. They are generally private entities, and information about their financial status is unavailable to the Company. The names of some of these firms are Micralyne, Colibrys, Applied MEMS, Tronics and Issys. Some of these companies operate wafer fabrication facilities using a four-inch diameter wafer compared to the six-inch format used by the Company. The larger wafer used by the Company has approximately twice the physical useable area, which provides approximately twice as many die per wafer compared to the smaller four-inch wafer. This feature provides the Company with certain cost advantages.

      The Company also competes with large Integrated Circuit manufacturers with six-inch wafer fabrication ("wafer fab") facilities. These firms include
Honeywell,   Dalsa,  Analog  Devices,  Texas  Instruments  and  Motorola.  These
competitors are all significantly larger than the Company with greater financial, technical and marketing resources than the Company. In some cases, these firms operate wafer fabs based on Complimentary Metal Oxide Semiconductor ("CMOS") technology which limits their use compared to the Company's equipment capabilities.

      The Company also competes with captive wafer fabs owned by vertically integrated MEMS users. These include: Intellisense, owned by Corning, Inc., which recently announced that it will be closing its fab; and Cronos, owned by Memscap S. A. These firms are primarily focused on producing products for their respective parents, but they also service external customers.

      The  principal  competitive  factors in the  Company's  markets are price,
product  performance,   quality,  product  availability  and  responsiveness  to
customers and technological sophistication. See "Customers."

ENVIRONMENTAL COMPLIANCE

      The Company uses hazardous chemicals in its manufacturing and is subject to a variety of environmental and land use regulations related to their use, storage and disposal. If the Company fails to comply with present or future regulations, liability for the cost of remediation, damages or penalties, and production suspension or delay could result. In addition, environmental or land use regulations could restrict the Company's ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges.

      The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other proceedings could arise in the future. In fiscal 2002, the Company was advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California. The EPA alleges that the Company provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. If these legal defenses are unsuccessful, the Company could be required to pay an amount of less than $0.1 million. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds ("VOCs") at a former site leased by the Company in Goleta, California under an order of the California Regional Water Quality Control Board ("CRWQCB"). VOC contamination at the site has been reduced and the Company does not expect future expenditures related to the site to be material.

      In fiscal 2003, the Company sold its Hollister facility. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or VOC contamination. However, ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The Company has recently been asked by the CRWQCB to submit new sample results from its well. One property adjacent to the Company is conducting a remediation project on its site for this same VOC and the CRWQCB has requested this property to place monitoring wells between the two properties. Their testing detected the presence of breakdown products of the same VOC. The owners of the adjacent property have been asked to conduct bi-annual sampling of the wells. A second property adjacent to the Company is conducting site characterization under the guidance of the CRWQCB related to the same VOC found on the Company's site. The CRWQCB is requesting investigation of the sites adjacent to the Company's property in order to attempt to determine the responsible party for the
Company's ground water contamination. The Company is unable to make a determination of potential future costs for this situation. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property. The Company's accumulated cost to date for these activities has been less than $0.1 million.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 15, 2003:

      Name             Age    Position or Office
      ----             ---    ------------------

Dr. John S. Foster     45      Chief Executive Officer and Chairman of the Board
Peter T. Altavilla     50      Chief Financial Officer, Corporate Controller and
                               Secretary

      Dr. John S. Foster has over 16 years of experience in technology and operations management. He joined the Company in 1993. He has held a variety of senior management positions including two years as the Company's Managing Director of its former operation in Penang, Malaysia and as the Vice President of Worldwide Operations. Dr. Foster holds a doctorate in Applied Physics from Stanford University. He was elected to the position of Chief Executive Officer of the Company on November 16, 2001 and to the position of Chairman of the Board on November 19, 2001.

      Peter T. Altavilla has been employed by the Company since 1987. He served as Assistant Controller until August 1, 1994, when he was elected to the position of Corporate Controller. Mr. Altavilla was elected Secretary on February 9, 1996. He was elected to the position of Chief Financial Officer of the Company on November 16, 2001.


ITEM 2.  PROPERTIES

      The Company owns its headquarters, office, plant and warehouse in Goleta, California. The facility, used for marketing, manufacturing and engineering is 130,000 square feet, and includes a 30,000 square foot wafer fabrication plant.

Location                             Type                   Principal Use                 Footage           Ownership
----------------------------------------------------------------------------------------------------------------------
Goleta (Santa Barbara), CA    Headquarters, Office,      manufacturing, research,         130,000           Owned
                              plant and warehouse        engineering and marketing

Goleta (Santa Barbara), CA    Vacant plant                                                103,000           Sold(1)

(1) The Company sold its Hollister property, a vacant 103,000 square foot manufacturing plant, in the second fiscal quarter of 2003.

      The Company believes its existing manufacturing facilities are adequate to support customer requirements during fiscal 2004.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above. The Company is involved in ongoing compliance activities with local environmental agencies. See "Item 1- Business- Environmental Compliance."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is not traded on any exchange or quoted on NASDAQ.

      As of January 5, 2004, there were approximately 972 holders of record of the Company's Common Stock.

      The Company has not paid dividends in the last two fiscal years. Because the Company is not yet profitable and because it intends to reinvest any earnings in the expansion of its business, the Company does not expect to pay dividends for the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

      On September 3, 2003, the Company privately sold 467,500 shares of common stock and warrants to purchase an additional 433,500 shares of common stock (the "Warrants") to L-3 for a total purchase price of $2,500,000. The Warrants consist of (i) an 18-month warrant to purchase 83,500 shares of common stock at a purchase price of $5.35 per share, which will expire on March 3, 2005, and
(ii) a three-year warrant to purchase 350,000 shares of common stock at $7.29 per share, which will expire on September 3, 2006. L-3 is a customer of the Company's products and services. The sale was made pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving any public offering.

      The following unregistered sales of securities took place after the end of the 2003 fiscal year.

      On September 30, 2003, the Company reached a settlement with the holders of its Professional Notes, who had provided professional services to the Company during its Chapter 11 reorganization and received promissory notes evidencing the Company's indebtedness for those services. As partial consideration for the cancellation of the Professional Notes, the Company issued 368,113 shares of Common Stock, 18-month warrants for the purchase of a total of 16,437 shares of Common Stock at a price of $5.35 per share, which will expire on March 30, 2005, and three-year warrants for the purchase of a total of 68,777 shares of Common Stock at a purchase price of $7.29 per share, which will expire on September 30, 2006. Of these securities, 276,287 shares of Common Stock were issued pursuant to the exemption from registration under the Securities Act under Section 1145(a) of the Bankruptcy Code for the sale of securities by a debtor under a plan of reorganization in exchange for a claim against or interest in the debtor, including a claim for administrative expense in the bankruptcy case. Of the Common Stock and the warrants described in this paragraph, 91,826 shares were sold pursuant to the exemption from registration available under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

      On October 31, 2003, the Company sold 167,000 shares of Common Stock to L-3 at a price of $5.35 per share, upon L-3's exercise of an 18-month warrant that it had purchased on August 1, 2002. The shares were sold pursuant to the exemption from registration available under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

      No underwriter or agent was involved in any of the above transactions.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information about shares of Common Stock available for issuance under the Company's equity incentive plan.

                                                                      Number of Securities
                      Number of Securities to                        Remaining available for
                          be Issued Upon                            future issuance under
                          Exercise of                                   Equity Compensation
                        Outstanding Options,   Weighted Average    Plans (excluding securities
Plan Category           Warrants and Rights    Exercise Price      reflected in column (a))
                                (a)                  (b)                       (c)
Plans Approved by
Stockholders(1)              1,664,897              $5.09                     85,103

Plans Not Approved by
Stockholders                     None


      Total                  1,664,897              $5.09                     85,103

(1) All of the listed securities are available for issuance under the Innovative Micro Technology 2001 Stock Incentive Plan (the "2001 Plan"). The Company was directed to implement the 2001 Plan in the order of the U.S. Bankruptcy Court confirming the Reorganization Plan (the "Order"). At the same time the

    Order canceled all of the Company's previously outstanding common stock. Under Section 303(a) of the Delaware General Corporation Law, the Order had the effect of unanimous approval by the directors and stockholders of the Company.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED FINANCIAL DATA

      The following  selected  financial data should be read in conjunction with
the  Financial   Statements  provided  in  this  report  and  with  Management's
Discussion and Analysis of Financial Condition and Results of Operations.

      The results of operations and cash flows for the ten months ended September 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting (referred to as "Successor Company"). The ten months ended September 28, 2002 is deemed to represent the fiscal year 2002 in the following analyses.

(In thousands, except per
share and employment amounts)                         Successor      Successor
                                                         Co.            Co.

                                                      Year Ended    Ten Months
                                                                       Ended
                                                     ------------  -------------
                                                     September 27   September 28
                                                         2003          2002
                                                     ------------  -------------
OPERATIONS

Net revenue                                          $  5,531          $  2,886
                                                     --------          --------
Net loss                                             $ (5,524)         $ (7,745)
                                                     ========          ========

Loss per common share-basic
and diluted                                          $   (.97)         $  (1.67)
                                                     ========          ========

Weighted average number of
common shares outstanding-
basic and diluted                                       5,684             4,645

BALANCE SHEET
Working capital deficit                              $   (802)         $ (2,204)

Total assets                                           22,573            31,009

Long term debt                                         12,057            15,645


Shareholders' equity                                    5,777             7,564


OTHER DATA

Period-end employment                                      65                48


BUSINESS

      The following discussion should be read together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under "Risk Factors Affecting Our Business" and elsewhere in this report.


GENERAL

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $5.5 million for the fiscal year ended September 27, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase that profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise doubt about the Company's ability to continue as a going concern without additional financing and/or injections of equity capital.

       The Company exited Chapter 11 on November 16, 2001. The Company adopted the fresh-start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. As provided for under the Company's reorganization plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity in the reorganized entity.

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

      Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many mechanical systems currently built using conventional techniques could be replaced and improved with MEMS. Examples of this include electromagnetic relays. In addition, many electrical systems may be replaced by MEMS. An example of this is optical fiber switching, used in telecommunications. In the future, it is possible that it can be done mechanically using MEMS. Another example is components for wireless communication technology. High-Q inductors, variable capacitors and transmit/receive switches could be replaced by MEMS devices at lower cost, using less space and providing higher performance. The Company fabricates MEMS products on a six-inch silicon wafer, which, depending upon the size of the individual part, is cut into multiple finished parts referred to as dies.

      The Company's three additional lines of business are: "Santa Barbara Tool & Die," "Insight Analytical" and leasing of excess space in its owned facility under long-term lease contracts (see Item 1-Business-Other Lines of Business).

ANNUAL RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the Company for the last two fiscal years and provides a presentation of this information as a percentage of net revenue. The ten months ended September 28, 2002 includes the Fresh-Start Reporting adjustments and is deemed to represent the fiscal year 2002 in the following analyses. Pursuant to SOP 90-7, a new reporting entity has been created and as such the financials presented reflect the operations since the effectiveness of the Reorganization Plan.

(in thousands except
% of revenue)                          Successor Co.                   Successor Co.

                                        Year Ended:                 Ten Months Ended:
                                   September 27, 2003              September 28, 2002
                                   ------------------              ------------------
                                                % of Revenue                    % of Revenue
                                                ------------                    ------------
Net revenue
  MEMS and other                $   5,013            90.6%      $   2,460            85.2%
  Rental income                       518             9.4%            426            14.8%
  Subtotal                          5,531           100.0%          2,886           100.0%
Cost of revenue
  MEMS and other                    6,140           111.0%          5,304           183.8%
  Rental income                       152             2.8%            111             3.8%
  Subtotal                          6,292           113.8%          5,415           187.6%
Gross loss                           (761)          -13.8%         (2,529)          -87.6%
Research and development              939            17.0%            815            28.2%
Selling, general and
administrative                      2,447            44.2%          1,947            67.5%
Gain on building sale                (623)          -11.3%              -             0.0%
Loss from operations               (3,524)          -63.7%         (5,291)         -183.3%
Interest income                        15             0.3%             19             0.7%
Interest expense                   (2,021)          -36.6%         (2,121)          -73.5%
Other income, net                      42             0.8%            100             3.4%
Reorganization costs                    -             0.0%           (421)          -14.6%
Loss from operations
before income taxes                (5,488)          -99.2%         (7,714)         -267.3%
Provision for income
taxes                                  36             0.7%             31             1.1%
                                ----------------------------------------------------------
Net loss                        $  (5,524)          -99.9%      $  (7,745)         -268.4%
                                ==========================================================

      NET REVENUE: Net revenue increased to $5.5 million in fiscal 2003 as compared to net revenue of $2.9 million in fiscal 2002. The revenue increase was due to growth in revenue for the MEMS portion of the business and an increase in revenue for Santa Barbara Tool & Die. The MEMS portion of the business had revenue of $4.1 million and $1.9 million for fiscal 2003 and 2002, respectively. The Company has added new customers through its marketing efforts and is beginning to see a resulting growth in revenue. Santa Barbara Tool & Die revenue increased to $0.7 million in fiscal 2003, compared to $0.5 million in fiscal

2002. Insight Analytical had revenue of $0.2 million and $0.1 million in fiscal 2003 and fiscal 2002, respectively. The leasing of excess space generated $0.5 million in revenue in fiscal 2003 and $0.4 million for fiscal 2002. The Company expects its revenue to continue to grow, but it is uncertain whether the current rate of growth is indicative of the future growth rate.

      GROSS LOSS: The gross loss was $0.8 million or cost exceeded revenue by 13.8% for fiscal 2003 compared to $2.5 million or cost in excess of revenue of 87.6% for fiscal 2002. The gross loss improvement in fiscal 2003 was due to the increase in MEMS business revenue which allowed for additional absorption of the factory fixed costs (eg, depreciation, utilities). As the Company migrates toward high volume production it expects to be able to continue to increase the absorption of its fixed costs. The MEMS portion of the business had a gross loss of $1.3 million or a negative 31.0% in fiscal 2003 and a $2.9 million gross loss or a negative 157.7% in fiscal 2002. The MEMS gross loss included $0.4 million and $0.3 million in amortization of employee stock incentives in fiscal 2003 and 2002, respectively. Santa Barbara Tool & Die had a $0.1 million gross profit in fiscal 2003 as compared to minimal gross loss in fiscal 2002. Insight Analytical generated a minimal gross profit in fiscal 2003 compared to $0.1 million in fiscal 2002. The leasing of space to third party tenants provided a gross profit of $0.4 million in fiscal 2003 compared to $0.3 million in fiscal 2002. The Company had fifty-four production employees at the end of fiscal 2003, compared to thirty-eight at the end of fiscal 2002.

      RESEARCH AND DEVELOPMENT: Research and development expenses ("R&D") were $0.9 million in fiscal 2003 compared to $0.8 million in fiscal 2002. These amounts include $0.3 million in amortization of employee stock incentives. The R&D expenses represented 17.0% and 28.2% of net revenue in fiscal 2003 and 2002, respectively.

      R&D expenditures for the Company focus on development of new MEMS devices and the associated production processes for the telecommunication, inertial navigation, wireless communication, and the biomedical product areas. R&D expenditures are expected to grow as the Company continues to diversify into new product areas. The Company had four employees focused on the development of new products and manufacturing processes at the end of fiscal 2003, which is the same headcount as in fiscal 2002.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses were $2.4 million and $1.9 million in fiscal 2003 and 2002, respectively. These amounts include $0.1 million in fiscal 2003 and $0.2 million in fiscal 2002 of property tax, insurance and utility expense related to the Hollister property which the Company sold in the second fiscal quarter of 2003. SG&A expenses include $0.6 million and $0.5 million in amortization of employee stock incentives in fiscal 2003 and 2002, respectively.

      While SG&A expenses increased by approximately 25.6% from fiscal 2002 to 2003, in part due to the ten month period of 2002 compared to the full fiscal year of 2003, such expenses decreased as a percentage of revenue from 67.5% to 44.2% respectively, for such periods. The Company currently has seven employees providing the services reported as SG&A compared to eight employees in fiscal 2002.

      REORGANIZATION   COSTS:   Reorganization   costs   consist   primarily  of
professional fees directly related to the Chapter 11 reorganization process and the emergence from bankruptcy.

      INTEREST EXPENSE: Interest expense was $2.0 million and $2.1 million in fiscal 2003 and 2002, respectively. The Company sold its Hollister facility in the second fiscal quarter of 2003 and paid off its mortgage, which accounts for the decrease in interest expense. The annual reduction in interest expense due to the mortgage payoff is approximately $0.6 million. Subsequent to the end of the fiscal year the Company completed the negotiations for the payoff of its Professional Notes, which cancelled notes with an annual interest expense of approximately $0.6 million.

      OTHER INCOME. The Company recognized $0.7 million in other income associated with the sale of its Hollister property and other miscellaneous income for fiscal 2003 compared to $0.1 million in fiscal 2002 from the sale of a minority ownership position in Magnetic Data Technologies, LLC, a former subsidiary of the Company.

      PROVISION FOR INCOME TAXES: The fiscal 2003 and 2002 provision for income taxes included minimum state income taxes.

      Due to the change in control as a result of the bankruptcy, the Company may not be able to receive the full benefit from net operating loss carryforwards accumulated prior to the bankruptcy. Portions of the Company's pre-bankruptcy tax losses, however, may be eligible for use in future periods. The Company is currently evaluating these amounts. From the commencement of the Chapter 11 Reorganization through September 27, 2003, the Company has accumulated net operating loss carryforwards of approximately $27.3 million for federal tax purposes and $13.6 million for state tax purposes. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At September 27, 2003, all identified deferred tax assets are reduced by a valuation allowance due to the uncertainty of future realization of those additional operating loss carryforwards; therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes.


BACKLOG AND BILLINGS

      As of September 27, 2003, the Company had $1.2 million in sales order backlog and $4.8 million in billings on uncompleted contracts. These amounts are substantially related to contracts the Company has with L-3 and DARPA. The Company's development project with DARPA had $1.2 million in billings and $0.9 million in capitalized costs resulting in $0.3 million in billings in excess of costs. The Company's two development projects with L-3 had $3.5 million in billings and $3.0 million in capitalized costs resulting in $0.5 million in billings in excess of costs. The Company expects to complete one of the L-3 contracts for a value of $1.6 million in its first fiscal quarter of 2004. The Company presents the billings in excess of costs on uncompleted contracts as a net figure in accordance with ARB45.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal need for liquidity is working capital to fund continuing operations, research and development and expansion of the business. Since exiting Chapter 11, the Company has relied on sales of equity securities and funds provided by development project revenue as its principal sources of liquidity. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2004 depend heavily on its ability to achieve volume production of its MEMS products on a timely basis and to obtain additional financing. Although the Company is devoting substantial engineering and manufacturing resources to its production goals, there can be no assurances that the Company will achieve planned production levels on a timely basis. As discussed in greater detail below, the Company may seek to obtain additional funds for operations by borrowing, but it can give no assurance that debt financing will be available on terms that are acceptable to the Company, or at all.

      The Company's cash balance was $2.5 million at September 27, 2003 vs. $2.9 million at September 28, 2002. The decrease in cash was primarily due to the net use of cash by operations of $2.7 million plus the purchase of new equipment of $0.1 million. The Company sold its Hollister facility for $6.2 million and paid off debt of an equivalent amount. The Company offset these uses when it raised $2.5 million from the sale of Common Stock to L-3, which was completed on September 3, 2003. The Company issued L-3 467,500 shares of Common Stock along with two warrants. The first warrant has a term of eighteen months. The second warrant has a term of thirty-six months. The value of the warrants is not reflected separately in the accompanying financial statements as it was recorded within common stock. The Company used the proceeds of its sale of equity securities for working capital and for part of the repayment of the Professional Notes (See Note 11 to the financial statements- Subsequent Events).

      Subsequent to the end of the fiscal year, the Company completed negotiations with the holders of its Professional Notes. On September 30, 2003, the Company used $2.4 million in cash as part of the agreement to cancel these Professional Notes. The Company also issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to these note holders. This transaction cancelled $5.1 million in notes and accrued interest. The Company received an additional equity investment of $0.9 million from L-3 on October 31, 2003, when L-3 exercised warrants to purchase 167,000 Common Stock that it had received as part of its August 2002 investment in the Company (See
Note 11 to the financial statements - Subsequent Events).

      The MEMS industry is capital intensive and requires expenditures for manufacturing equipment and research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2004, the Company plans approximately $0.1 million in capital expenditures primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. Capital equipment purchase commitments were minimal at September 27, 2003.

      The Company is currently pursuing a replacement mortgage on its facility in California. The Company is in negotiation with a lender on a loan application that could provide up to $2.8 million in working capital and replace the existing 12% interest mortgage with current lower rates. The refinancing is expected to be completed in the second fiscal quarter of 2004. The Company will require an additional cash infusion in order to finance itself through the completion of the mortgage refinancing. The Company expects to secure the cash through an advance from L-3 on its existing MEMS development contract or through the exercise of additional warrants by L-3. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company. The Company is currently investigating accounts receivable financing opportunities. The Company has determined that this financing is not available for its development projects; however, it will be available for its products when it achieves volume production. The Company expects to be in limited volume production by its third fiscal quarter of 2004 and will attempt to secure accounts receivable financing at that time. The Company cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be acceptable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations and negative cash flow the Company's auditors have expressed substantial doubt about its ability to continue as a going concern.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $5.5 million for the fiscal year ended September 27, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability even in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise doubt about the Company's ability to continue as a going concern without additional financing.

       During the fourth quarter of fiscal 2003, the Company was in default of the Professional Notes, which had an aggregate principal amount of approximately $4.5 million, because of the Company's failure to make required interest payments. The holders of the Professional Notes did not take action to accelerate, declare a default or to foreclose on the Notes, and negotiated a settlement with the Company under which the Professional Notes were repaid in full and retired on September 30, 2003, partly by conversion into equity securities of the Company and partly by the Company's payment of $2.4 million in cash to the holders (See Note 11 to the financial statements - Subsequent Events).

      The Company's principal remaining indebtedness is the mortgage on its headquarters and operating facility. The Company has not been in default under this indebtedness.


COMMITMENTS AND CONTINGENCIES

      The Company's use of hazardous chemicals in its manufacturing subjects it to a variety of environmental and land use regulations related to their use, storage and disposal. The Company is currently engaged in efforts to remedy soil and water contamination under the supervision of government agencies. If the Company fails to comply with present or future regulations, liability for the cost of remediation, damages and penalties, and production suspension or delay could result.

      The Company believes it conducts its business in a manner that complies with environmental laws and regulations. While the Company's known environmental liabilities have largely been resolved and are not, either individually or taken together, material to its business and financial condition, there can be no assurance that material environmental claims will not arise in the future. If such claims arise, they could be extremely expensive to contest or to resolve if the Company is found responsible and does not have applicable insurance coverage, which would result in material harm to its business. See "Item 1. Business - Environmental Compliance."

      Purchase commitments associated with capital expenditures were minimal at September 27, 2003

      The Company has no leases under which it is the lessee.

      The following summarizes the Company's significant contractual obligations at September 27, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

--------------------------------------------------------------------------------
                             Payments Due by Period

                                 (in thousands)
--------------------------------------------------------------------------------
Significant Contractual         Less than
 Obligations            Total     1 Year    1-3 Years  4-5 Years   After 5 Years
--------------------------------------------------------------------------------
Property Mortgage     $  8,830  $       -   $  8,830   $       -   $           -
--------------------------------------------------------------------------------
Professionals Convertible
Note                     4,137      4,137          -           -               -
--------------------------------------------------------------------------------
Property Taxes             658        188        376          94               -
--------------------------------------------------------------------------------
Long-Term Debt        $ 13,625   $  4,325   $  9,206   $      94   $           -
                      --------   --------   --------   ---------   -------------
--------------------------------------------------------------------------------

      The professionals convertible notes relate to the amounts owed to professionals used in the bankruptcy. The Company completed negotiations with the holders of its convertible notes late in the fourth fiscal quarter of 2003. On September 30, 2003, subsequent to the fiscal year end, the Company used $2.4 million in cash as part of the agreement to cancel these Professional Notes. The Company discharged its remaining indebtedness on the Professional Notes by the issuance of 368,113 shares of Common Stock, 16,437 warrants for the purchase of common stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to the note holders. The portion of the debt that was converted to equity, approximately $2.8 million, was classified as long-term debt in the accompanying financial statements. See Note 11 to the financial statements - Subsequent Events.

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

      GOING CONCERN ASSUMPTION: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $5.5 million for fiscal 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include the adjustments that would result if it became clear that the Company could not continue as a going concern.

      STATEMENT OF POSITION 90-7 AND FRESH START ACCOUNTING: The Company exited Chapter 11 on November 16, 2001. The Company adopted the fresh-start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Company's Reorganization Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity in the reorganized entity.

      The Company completed the issuance of the common stock and warrants pursuant to the Reorganization Plan in its third fiscal quarter of 2003.

      REVENUE RECOGNITION AND WARRANTY POLICIES: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company's MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company's MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and Insight Analytical did not have any sales returns in fiscal 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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


RECENT ACCOUNTING PRONOUNCEMENTS

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation, as well as additional disclosure requirements for both quarterly and annual reporting. The Company has elected to continue to account for stock-based employee compensation by the intrinsic value method under APB 25, as permitted by SFAS No. 123,,while disclosing on a pro forma basis the effect on the Company's financial statements had the fair value method been used. Accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which requires guarantees to be recognized at fair value. Interpretation 45 also requires additional disclosures, which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, in the form of product warranties and indemnification of the officers and directors, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

      Under its bylaws and indemnification agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer of director's serving in such capacity, that require it, subject to certain exceptions, to indemnify the officers and directors to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 27, 2003.

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

      In June 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not have any outstanding financial instruments of the type addressed by SFAS No. 150 and accordingly, SFAS No. 150 will not have a significant effect on the Company's financial position.

      In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial statements.

RISK FACTORS AFFECTING THE COMPANY'S BUSINESS

      IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION, COMPETITIVE POSITION AND ABILITY TO CONTINUE AS A GOING CONCERN AND TO CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD- LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY AND EXPECTS TO INCUR LOSSES IN FUTURE QUARTERS.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $5.5 million for the fiscal year ended September 27, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability even in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern.

      LIQUIDITY

      The Company is currently pursuing a replacement mortgage on its facility in California. The Company is in negotiation with a lender on a loan application that could provide up to $2.8 million in working capital and replace its existing 12% interest mortgage with current lower rates. The re-financing is expected to be completed in the second fiscal quarter of 2004. The Company will require an additional cash infusion in order to finance itself through the completion of the mortgage re-finance. The Company expects to secure the cash through an advance from L-3 on its existing MEMS development contract or through the exercise of additional warrants by L-3. The Company cannot give assurance that re-financing of this mortgage will be available or, if available, that its terms will be favorable to the Company. The Company is currently investigating accounts receivable financing opportunities. The Company has determined that this financing is not available for its development projects; however, it will be available for its products when it achieves volume production. The Company expects to be in limited volume production by its third fiscal quarter of 2004 and will attempt to secure accounts receivable financing at that time. The Company cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be favorable to the Company.

      CAPITAL NEEDS.

      The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company purchased property, plant and equipment in fiscal 2003 totaling $0.1 million. During fiscal 2004, the Company plans to purchase or enter into lease financing for approximately $0.1 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company will need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

      THE COMPANY'S COMMON STOCK MAY BE ILLIQUID AND SUFFER FROM PRICE VOLATILITY BECAUSE IT HAS NOT BEEN PUBLICLY TRADED.

      There has not been a public market for the Common Stock since January, 2000. The Company's outstanding Common Stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market. The company intends to apply for listing of its common stock, but there can be no assurance it will be successful. Even if listed, it is likely that the stock will initially be thinly traded and the Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. A thin trading market in the Company's stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

      INTERNATIONAL REVENUE COULD EXPOSE THE COMPANY TO RISK.

      The Company sells its products to foreign customers and expects this to be an important part of its future business. Accordingly, the Company will face risks inherent in conducting business internationally, such as:

      o difficulties in collecting accounts receivable and longer collection periods;

      o    seasonal business activity in certain parts of the world;

      o    potentially adverse tax consequences;

      o    fluctuations in currency exchange rates;

      o    political and economic instability; and

      o    trade barriers.

      Any of these factors could seriously harm the Company's international operations and, consequently, business.

      ENVIRONMENTAL LAWS AND REGULATIONS.

      The Company's manufacturing processes employ hazardous substances and are subject to regulation pursuant to various federal and state laws governing the environment. In the past, the Company has been subject to claims by government agencies and individuals related to disposal of hazardous materials. See "Item
1. Business - Environmental Compliance" and "Item 3. - Legal Proceedings." These matters have largely been resolved and the Company believes it conducts its business in a manner that complies with environmental laws and regulations. Nevertheless, material environmental claims could arise in the future, which could have a material adverse effect on the Company.

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


ITEM 7. FINANCIAL STATEMENTS. (See Pages F-1 through F-29)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Reports filed by the Company on Form 8-K.

(i) The Company filed a Current Report on Form 8-K on April 16, 2003 reporting under Item 4 that on April 9, 2003, Deloitte & Touche LLP resigned as auditors of the Company.

(ii) The Company filed a Current Report on Form 8-K on May 29, 2003 reporting under Item 4 that on May 20, 2003, the Company engaged BDO Seidman, LLP as its independent public accountant.

ITEM 8A. CONTROLS AND PROCEDURES.

      The Company's Chief Executive Officer, John S. Foster, and Chief Financial Officer, Peter T. Altavilla, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

      Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

      There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


ITEMS 9, 10, 11 AND 12.

      The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 27, 2003.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits

   Exhibit Number             Description
   --------------             -----------

          2.1 Debtor's Third Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Dated as of September 24, 2001 (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed November 20, 2001).

          3.1       Amended   and   Restated  Certificate  of  Incorporation, as
                    amended to date.

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

          4.3 Warrant Agreement between the Company and L-3 Communications Corporation, dated September 3, 2003.

          4.4 Warrant Agreement between the Company and Stutman Treister & Glatt, Professional Corporation, dated September 30, 2003.

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

         10.12      Stock  Purchase   Agreement  between  the  Company  and  L-3
                    Communications Corporation, dated September 3, 2003.

         10.13 Letter Agreement between Stutman Treister & Glatt, Professional Corporation, Houlihan Lokey Howard & Zukin, O'Melveny & Myers LLP, Sheppard Mullin Richter & Hampton LLP and the Company for the settlement of the Professional Persons Notes, dated as of September 22, 2003.

         31.1 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b.  Reports on Form 8-K.

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 9, 2004                INNOVATIVE MICRO TECHNOLOGY, INC.


                                      By:  /s/ John S. Foster
                                           -----------------------------------
                                           Dr. John S. Foster
                                           Chairman and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John S. Foster                        /s/ Peter T. Altavilla
-------------------                       -----------------------
Dr. John S. Foster                        Peter T. Altavilla
Chairman and Chief Executive Officer      Chief Financial Officer, Corporate
                                          Controller and Secretary

Date:  January 9, 2004                    Date:  January 9, 2004


/s/ Malcolm Currie                        /s/ Calvin Quate
------------------------                  ------------------------
Dr. Malcolm Currie                        Dr. Calvin Quate
Director                                  Director

Date:  January 9, 2004                    Date:  January 9, 2004


/s/ Scott Avila                           /s/ Daniel E. Armel
------------------------                  ------------------------
Scott Avila                               Daniel E. Armel
Director                                  Director

Date:  January 9, 2004                    Date:  January 9, 2004


/s/ William Howard                        /s/ Jill Wittels
------------------------                  ------------------------
Dr. William Howard                        Dr. Jill Wittels
Director                                  Director

Date:  January 9, 2004                    Date:  January 9, 2004

                        Innovative Micro Technology, Inc.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Related Information


Financial Statements:

Report of Independent Certified Public Accountants                           F-2

Independent Auditor's Report                                                 F-3

Balance Sheet as of September 27, 2003                                       F-4

Statements of Operations for the year ended September 27, 2003 and
the ten months ended September 28, 2002                                      F-5

Statements of Shareholders' Equity for the year ended September 27,
2003 and the ten months ended September 28, 2002                             F-6

Statements of Cash Flows for the year ended  September 27, 2003 and
the ten months ended September 28, 2002                                      F-7

Notes to Financial Statements                                                F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Innovative Micro Technology, Inc.


We have audited the balance sheet of Innovative Micro Technology, Inc. as of September 27, 2003, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Micro Technology, Inc. as of September 27, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ BDO Seidman, LLP
--------------------
Los Angeles, California
November 21, 2003

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Innovative Micro Technology, Inc.
Goleta, California

We have audited the accompanying statements of operations, shareholders' equity and cash flows for the ten months ended September 28, 2002 (Successor Company operations) of Innovative Micro Technology, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Successor Company financial statements present fairly, in all material respects, the results of operations and cash flows of Innovative Micro Technology, Inc. for the ten months ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP
Los Angeles, California
January 8, 2003

INNOVATIVE MICRO TECHNOLOGY, INC.


BALANCE SHEET

(In  thousands, except share and par value data)                   Successor Co.
                                                                        As of
                                                                  --------------
                                                                   September 27,
                                                                         2003

ASSETS
Current assets:
    Cash                                                               $  2,463
    Accounts receivable, net of allowance for doubtful accounts of $0       634
    Accounts receivable-related party                                       436
    Prepaid expenses and other                                              272
                                                                       --------
Total current assets                                                      3,805
                                                                       --------
Property, plant and equipment, at cost:
    Land                                                                  8,750
    Buildings                                                             9,408
    Manufacturing equipment                                               2,170
                                                                       --------
Total property, plant and equipment, at cost                             20,328
    Less-accumulated depreciation and amortization                       (2,008)
                                                                        --------
Total property, plant and equipment                                      18,320
                                                                        --------

Other assets                                                                448
                                                                        --------
Total assets                                                           $ 22,573
                                                                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $  1,568
    Accounts payable                                                        627
    Accrued payroll and benefits                                            386
    Accrued audit and legal                                                  54
    Accrued property taxes                                                   33
    Billings in excess of costs for development projects                    306
    Billings in excess of costs for development projects-related party      536
    Other current liabilities                                             1,097
                                                                        --------
Total current liabilities                                                 4,607
                                                                        --------
Long-term debt                                                           12,057
                                                                        --------
Other long-term liabilities                                                 132
                                                                        --------
Shareholders' Equity:
    Preferred stock, $.0001 par value, authorized 2,500,000 shares,
           none issued and outstanding                                        -
    Common stock, $.0001 par value, 25,000,000 shares authorized,
          6,152,498 shares issued at September 27, 2003                       1
    Paid-in capital                                                      19,202
    Accumulated deficit                                                 (13,269)
                                                                        --------
                                                                          5,934
Unearned restricted stock                                                  (157)
                                                                        --------
Total shareholders' equity                                                5,777
                                                                        --------
Total liabilities and shareholders' equity                             $ 22,573
                                                                        ========

The accompanying Notes to Financial Statements are an integral part of these statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)                                                              Successor Co.
                                                                                      Successor Co. Ten Months
                                                                                       Year Ended     Ended
                                                                                      ---------------------------
                                                                                      September 27, September 28
                                                                                           2003        2002
                                                                                      -------------- -----------
Net revenue
  MEMS and Other                                                                         $    5,013  $   2,460
  Rental income                                                                                 518        426
                                                                                      -------------- -----------
  Total                                                                                       5,531      2,886
Cost of revenues
  Cost of MEMS and Other revenue (including stock-based compensation of $378 for the
     year ended September 27, 2003 and $331 for the period ended September 28, 2002)          6,140      5,304
  Expenses applicable to rental income                                                          152        111
                                                                                      -------------- -----------
  Total                                                                                       6,292      5,415
                                                                                      -------------- -----------
   Gross loss                                                                                  (761)    (2,529)
                                                                                      -------------- -----------

Research and development expenses (including stock-based compensation of $316 for
   the year ended September 27, 2003 and $277 for the period ended September 28, 2002)          939        815
Selling, general and administrative expenses (including stock-based compensation of $556
     for the year ended September 27, 2003 and $486 for the period ended September 28, 2002)  2,447      1,947
Gain on sale of building                                                                       (623)         -
                                                                                      -------------- -----------
   Loss from Operations                                                                      (3,524)    (5,291)
                                                                                      -------------- -----------
Interest income                                                                                  15         19
Interest expense                                                                             (2,021)    (2,121)
Other income                                                                                     42        100
                                                                                      -------------  -----------
   Other expense                                                                             (1,964)    (2,002)

Reorganization Costs                                                                              -        421
                                                                                      -------------  -----------
  Loss from operations before provision for income taxes                                     (5,488)    (7,714)
Provision for income taxes                                                                       36         31
                                                                                      -------------  -----------
   Net loss                                                                              $   (5,524) $  (7,745)
                                                                                      =============  ===========

Net loss per share:
   Loss per common share - basic and diluted                                             $    (0.97) $   (1.67)
                                                                                      =============  ===========

Weighted average number of common shares outstanding:
   Common shares - basic and diluted                                                          5,684      4,645
                                                                                      =============  ===========

The accompanying Notes to Financial Statements are an integral part of these statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share amounts)
                                                              Successor
                                                            Common Stock
                                                       -----------------------

                                                          Number of              Paid-in    Accumulated  Restricted  Shareholders'
                                                           Shares     Amount      Capital     Deficit      Stock        Equity

                                                       ------------   --------   ---------  -----------  ----------- -------------
Balance, November 24, 2001                                4,499,998    $     1    $ 11,755   $      -    $   (2,500)   $    9,256
  Private equity sale                                       935,000          -       4,959                                  4,959
  Amortization of restricted stock                                                                            1,094         1,094
  Net loss                                                                                     (7,745)                     (7,745)
                                                       ---------------------------------------------------------------------------
Balance, September 28, 2002                               5,434,998          1      16,714     (7,745)       (1,406)        7,564
  Private equity sale                                       467,500          -       2,488                                  2,488
  Amortization and deemed issuance of restricted stock      250,000                                           1,249         1,249
  Net loss                                                                                     (5,524)                     (5,524)
                                                       ---------------------------------------------------------------------------
Balance, September 27, 2003                               6,152,498    $     1    $ 19,202   $(13,269)   $     (157)   $    5,777
                                                       ==========================================================================-


The accompanying Notes to Financial Statements are an integral part of these statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(In thousands)
                                                                       Successor Co.   Successor Co.
                                                                       Twelve Months   Ten Months
                                                                           Ended         Ended
                                                                       --------------  -----------
                                                                       September 27,   September 28,
                                                                           2003           2002
                                                                       --------------  -----------
  Cash Flows from Operating Activities:
  Net loss                                                             $      (5,524)  $   (7,745)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                            1,165          852
      Employee restricted stock amortization                                   1,249        1,094
      Amortization of loan costs                                                  46          112
      Gain on sale of  assets                                                   (623)           -
      Non-cash interest                                                          574          434
      Changes in assets and liabilities:
          Accounts receivable                                                     21          287
          Accounts receivable-related party                                     (280)        (107)
          Costs in excess of billings on development projects                     48          (22)
          Costs in excess of billings on development projects-related party       25          (25)
          Prepaid expenses and other                                             (37)        (172)
          Other assets                                                            70          320
          Accounts payable                                                       (41)        (388)
          Accrued payroll and benefits                                           100           41
          Accrued property taxes                                                 (30)        (635)
          Accrued audit and legal                                                (35)          79
          Billings in excess of costs for development projects                   204           82
          Billings in excess of costs for development projects-related party     536          (49)
          Other current liabilities                                             (135)         263
          Other long-term liabilities                                            (42)           -
------------------------------------------------------------------------------------------------------
      Net cash flows used in operating activities                             (2,709)      (5,579)
------------------------------------------------------------------------------------------------------

  Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                     (64)        (388)
  Proceeds from sale of building                                               6,198            -
  Proceeds from sale of equipment                                                  5            -
------------------------------------------------------------------------------------------------------
      Net cash flows provided by (used in) investing activities                6,139         (388)
------------------------------------------------------------------------------------------------------

  Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                           2,500        5,000
  Equity issuance costs                                                          (12)         (41)
  Proceeds from issuance of debt                                                   -        3,400
  Debt issuance costs                                                              -         (361)
  Repayment of debt                                                           (6,345)        (240)
------------------------------------------------------------------------------------------------------
      Net cash flows (used in) provided by financing activities               (3,857)       7,758
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                 (427)       1,791
Cash at beginning of year                                                      2,890        1,099
------------------------------------------------------------------------------------------------------
Cash at end of year                                                    $       2,463   $    2,890
-----------------------------------------------------------------------==============  ===========

Supplemental Cash Flow Data:
Interest paid                                                          $       1,406   $    1,873
                                                                       ==============  ===========
Income taxes paid                                                      $          22   $       31
                                                                       ==============  ===========

The accompanying Notes to Financial Statements are an integral part of these statements.

                        Innovative Micro Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS

1.    Reorganization, Basis of Presentation

      Innovative Micro Technology, Inc. (the "Company") was incorporated in California in 1957 and was reincorporated in Delaware in 1987. The Company is engaged in the business of the design and manufacture of MEMS devices. To date these operations have consisted of product development contracts. The Company's business plan is to transition itself to a high volume manufacturer. MEMS is an acronym for micro-electro-mechanical system. MEMS devices were first developed in the late 1970s and early 1980s. Generally, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. MEMS devices, however, are distinguished in that they are designed to include moving parts, hence the "mechanical" part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered due to the large number of devices that can be made on a single wafer. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.

      The Company used the Chapter 11 Reorganization discussed below to reposition itself in the MEMS business. The core competency of the Company is wafer manufacturing and assembly. To that end, the Company has determined that the MEMS business allows use of the manufacturing facility, many of the manufacturing techniques, and the skills of its employees obtained while manufacturing magnetic recording heads in the past.

      The Company's three additional lines of business are: "Santa Barbara Tool & Die," "Insight Analytical" and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool & Die's technology permits high precision manufacturing of tooling, and the business features electron-discharge machining (EDM) which includes metals and ceramics capabilities. Insight Analytical's laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool & Die and Insight Analytical are strategic parts of the core company in that their services are used to make the core business more competitive; and both use the capacity that exceeds internal Company needs to provide services to outside customers. In addition, the Company has approximately 51,000 square feet of building space available to lease. As of September 27, 2003, approximately 34,000 square feet were under long term lease arrangements with annual rental income of approximately $0.5 million.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $5.5 million for the year ended September 27, 2003 and has a working capital deficit of $0.8 million as of September 27, 2003. The Company expects to continue to incur operating losses for the foreseeable future, and cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to have increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise doubt about the Company's ability to continue as a going concern without additional financing.

      The Company completed negotiations with the holders of its Professional Notes late in the fourth fiscal quarter of 2003 for the repayment of its Professional Notes. On September 30, 2003, subsequent to the end of the fiscal year, the Company used $2.4 million in cash as part of the agreement to cancel these Professional Notes (See Note 11 - Subsequent Events). The Company also issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to cancel these Professional Notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest.

      On October 31, 2003, L-3 exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company. The Company plans to use the funds for working capital requirements.

      The Company expects to complete a refinancing of its existing mortgage that could provide up to $2.8 million in working capital and replace the existing 12% interest mortgage with current lower rates. The refinancing is expected to be completed in the second fiscal quarter of 2004. The Company will require an additional cash infusion in order to finance itself through the completion of the mortgage refinancing. The Company expects to secure the cash through an advance from L-3 on its existing MEMS development contract or through the exercise of additional warrants by L-3. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company or that it will be able to secure a cash infusion from L-3. The Company is also currently investigating accounts receivable financing opportunities. The Company has determined that this financing is not available for its development projects; however, it is expected to be available for its receivables when it achieves volume production. The Company expects to be in limited volume production by its third fiscal quarter of 2004 and will attempt to secure accounts receivable financing at that time. The Company cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be favorable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company's financial condition and competitive position. Because of the Company's recurring losses from operations and negative cash flow the Company's auditors have expressed substantial doubt about its ability to continue as a going concern.

      The results of operations and cash flows for the ten months ended September 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting

(referred to as "Successor Company"). The ten months ended September 28, 2002 is deemed to represent the fiscal year 2002 in these financial statements.

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

      A provision of the Plan related to the treatment of subordinated Note claims. The Company's former Malaysian subsidiary had credit facilities with five Malaysian Banks ("Malaysian Banks") that were guaranteed by the parent corporation, which provided them with a credit position that was senior to the Company's note holders. The Company's 14% Note, 2% Notes and 7% Notes each contained subordination provisions. Pursuant to these provisions the Malaysian Banks, the holder of the 14% Note, the holders of the 2% Notes, and the holders of the 7% Notes have certain Subordination Rights and Subordination Claims. The Company had guaranteed the bank loans for its former Malaysian subsidiary. A Warrant Agreement was approved to provide a method for the subordinated claimants to participate in the anticipated future growth in value of the Company's Common Stock that was issued pursuant to the Plan ("New Common Stock"). The Company has no remaining guaranties.

      Pursuant to the approved Warrant Agreement, one million Warrants were issued. Each Warrant represents the right: (1) to purchase 0.946805 shares of New Common Stock at a price per share of $20.00; (2) to purchase 0.423822 shares of New Common Stock at a price of $22.50 per share; (3) to purchase 0.509937 shares of New Common Stock at a price of $27.50 per share; and (4) to receive the Cash Asset Sale Distribution ("Cash Asset Sale"), defined below. Each Warrant automatically vests upon issuance, and is exercisable, in whole or in part, during the period of three (3) years from the Effective Date and expires and will be of no further force and effect thereafter. Each Warrant is freely transferable. The total number of new shares that the warrants may convert to during this three year period is 1,880,564. Of the 4,500,000 shares of New
Common Stock that were issued under the Plan to the former creditors of the Company, 946,805 shares have a legend identifying them as being subject to repurchase by the Company during the three year period from the Effective Date, by the Company, at a price of $20.00 per share, 423,822 shares have a legend identifying them as being subject to repurchase during the three year period from the Effective Date, by the Company, at a price of $22.50 per share and 509,937 shares have a legend identifying them as being subject to repurchase during the three year period from the Effective Date, by the Company, at a price of $27.50 per share. As indicated by the legends on the shares, the shares can be settled with cash, by the Company, if the Company is acquired by an independent third party. An additional 231,600 shares have a legend identifying them as being subject to repurchase at a price of $0.01 per share in connection with a cash sale of the Company. If the Company consummates the sale of all or substantially all of its assets for cash, then immediately prior to the consummation of the transaction, the Company shall repurchase these legend shares determined by a formula defined in the Plan, at a price of $0.01 in accordance with the Cash Asset Sale, and the proceeds will be distributed to the warrant holders. The Company will be responsible for processing the Warrant payment and the subsequent mandatory Call and payment for the legend shares. This process does not create any additional outstanding shares of stock for the Company. The Company issues the same number of new shares to the Warrant holders as it retires upon transacting the Call for the legend shares. The value of these warrants was determined to be $1.6 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.46%, an expected volatility of 76%, a warrant term of 3 years, and no expected dividends. The value of the warrants is not reflected in the accompanying financial statements separately, as it was recorded within common stock.

      Another provision of the Plan relates to the treatment of the unpaid professional persons involved in the Chapter 11 Reorganization. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each Professional Person, defined as the law firms and investment bankers employed by the Company during the Chapter 11 reorganization, is entitled to be paid cash, in full, at the Effective Date an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provides for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. (See Note 5). On September 30, 2003, subsequent to the end of the fiscal year, the Company paid $2.4 million in cash and issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to these note holders to cancel their notes. This transaction cancelled $5.1 million in notes and accrued interest (See Note 11).


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

      Depreciation and Amortization Policies: In accordance with the fresh start reporting requirements, property, plant, and equipment are stated at fair value at the Effective Date and are depreciated or amortized over their estimated useful lives using the straight-line method, except for leasehold improvements which are amortized over the shorter of the estimated useful life or the life of the lease.

Estimated useful lives are as follows:

                                                Average Useful Life
                                                -------------------
     Buildings                                       25 Years
     Manufacturing equipment                        3-5 Years
     Other equipment                                1-5 Years
     Building improvements                           10 Years

      Depreciation and amortization expense amounted to $1.2 million for fiscal 2003 and $0.9 million for the ten months ended September 28, 2002.

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

      Billings in excess of costs on development projects: These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at September 27, 2003 were $0.8 million related to capitalized costs under completed contract method of accounting, as described below. Contracts with L-3 (a related party) account for $0.5 million of this billings in excess of costs on development projects balance.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company's MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company's MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. Insight Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and Insight Analytical did not have any sales returns in fiscal 2003 or 2002. The Company's warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

      A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next three years with renewal at the option of the tenants. Future minimum lease income for these agreements, as of September 27, 2003 are as follows (in thousands):


Fiscal Year                   Rental
                              Income
                           ----------
2004                           $ 493
2005                             493
2006                             462
                           ----------
Total minimum income          $1,448
                           ==========

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amounts of approximately $13.6 million of the Company's debt approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The 8% interest rate on $0.7 million of debt due on delinquent property taxes is at rates below market. The fair value of the debt would be $0.4 million based on the Company's cost of capital of 12%.

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

      The following dilutive securities were outstanding at September 28, 2002; 500,000 shares of restricted Common Stock issuable per the Plan, options to purchase 1,265,110 shares of Common Stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of Common Stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of Common Stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003 (See Note 11). The warrants issuable to the subordinated note claimants pursuant to the Plan, which are convertible into 1,880,564 common shares, are not considered dilutive as the Company will issue the same number of new common shares upon payment from the Warrant holders as it retires upon processing the associated Call on the parties that hold the shares containing the legend that restricts their trading specifically for this purpose.

      The following dilutive securities were outstanding at September 27, 2003; 250,000 shares of restricted Common Stock issuable per the Plan, options to purchase 1,664,897 shares of Common Stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of Common Stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of Common Stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005, warrants to purchase 83,500 shares of Common Stock at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 shares of Common Stock at a price of $7.29 per share with a term of thirty six months ending September 3, 2006 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003 (See
Note 11). The warrants issuable to the subordinated note claimants pursuant to the Plan, which are convertible into 1,880,564 common shares, are not considered dilutive as the Company will issue the same number of new common shares upon payment from the Warrant holders as it retires upon processing the associated Call on the parties that hold the shares containing the legend that restricts their trading specifically for this purpose.

      Stock Based Compensation: The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25. As stock options granted in the current period were granted at or above fair market value, no compensation expense has been recorded. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net loss and basic and diluted EPS would have been as follows (in thousands, except per share amounts):


                            Successor Co.   Successor Co.
                                             Ten Months
                             Year Ended         Ended
                            --------------  --------------
                            September 27,   September 28,
                                2003            2002
                            --------------  --------------

Net loss -- as reported         $ (5,524)      $  (7,745)
Less -- fair value of stock-
based employee compensation
expense                           (1,099)           (409)
                            --------------  --------------
Net loss -- pro forma           $ (6,623)      $  (8,154)
                            ==============  ==============
Net loss per share (basic and
  diluted) -- as reported       $   (.97)       $  (1.67)
                            ==============  ==============
Net loss per share (basic
  and diluted) -- pro forma     $  (1.17)       $  (1.76)
                            ==============  ==============

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the fiscal 2003 period: weighted average risk-free interest rate of 3.80%, expected volatility of 72%, an expected option life of 4 years, and no expected dividends. The assumptions for the ten months ended September 28, 2002 are as follows: weighted average risk-free interest rate of 4.11%, expected volatility of 76%, an expected option life of 4 years, and no expected dividends. The fair value of the option grants was $4.8 million for the year ended September 27, 2003 and $3.7 million for the ten months ended September 28, 2002.

      Research and Development Expenses: The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

      Income Taxes: Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not. Temporary differences result primarily from basis differences in property, plant and equipment and net operating loss carryforwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation, as well as additional disclosure requirements for both quarterly and annual reporting. The Company has elected to continue to account for stock-based employee compensation by the intrinsic value method under APB 25, as permitted by SFAS No. 123, while disclosing on a pro forma basis the effect on the Company's financial statements had the fair value method been used. Accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which requires guarantees to be recognized at fair value. Interpretation 45 also requires additional disclosures, which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, in the form of product warranties and indemnification of the officers and directors, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

      In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not have any outstanding financial instruments of the type addressed by SFAS No. 150 and accordingly, SFAS No. 150 will not have a significant effect on the Company's financial position.

      In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company's financial statements.

      Risk Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

      The table below shows the revenue by customer and indicates that Galaxy Scientific Corp. represented 14% of the Company's revenue for the year ended September 27, 2003. The Company had $0.2 million of accounts receivable from this customer, representing 19% of the Company's accounts receivable balance at September 27, 2003. Marubeni Solutions represented 13% of the Company's revenue for the year ended September 27, 2003. The Company had approximately $0.1 million in outstanding accounts receivable, due from Marubeni, representing 9% of the Company's accounts receivable balance at September 27, 2003. Turnstone Systems Inc. represented 12% of the Company's revenue for the year ended September 27, 2003. The Company had no outstanding accounts receivable due from

Turnstone Systems Inc. at September 27, 2003. An assistance agreement from the U.S. Defense Advanced Research Projects Agency ("DARPA") represented 11% of the Company's revenue for the year ended September 27, 2003. The Company had no outstanding accounts receivable due from DARPA at September 27, 2003.


Revenue by Customer                Successor Co.  Successor Co.
                                                   Ten Months
                                   Year Ended        Ended
                                  -------------------------------
                                   September 27,  September 28,
(As a percentage of revenue)          2003            2002
                                  -------------------------------

Galaxy Scientific Corp.                    14%            0%
Marubeni Solutions                         13%           11%
Turnstone Systems Inc.                     12%            4%
DARPA assistance agreement                 11%            0%
OCCAM Networks, Inc.                        9%           14%
Fidelica Micro Systems, Inc.                0%           10%
Coventor, Inc.                              0%            8%
Spectra                                     9%           10%
All Others                                 32%           43%
                                  -------------------------------
Total                                     100%          100%
                                  ===============================

      Cash Concentration: The Company places its cash with major financial institutions. At times, cash and cash equivalents balances may be in excess of amounts insured by Federal agencies. At September 27, 2003, uninsured cash balances approximated $2.4 million.

      Advertising:   The  Company  expenses  advertising  costs  when  incurred.
Advertising expense was immaterial for both fiscal 2003 and 2002.

      Fiscal Year: The Company's fiscal year ends on the Saturday closest to September 30. Fiscal years 2003 and 2002 ended on September 27, 2003 and September 28, 2002, respectively. Fiscal 2003 included 52 weeks and fiscal 2002 included 44 weeks. References to years in these financial statements relate to fiscal years rather than calendar years.


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

      The Company's management evaluates performance of each segment primarily on net revenue and gross profit (loss), as well as long-lived assets. The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Research and development and general and administrative expenses are not allocated to and/or among the segments.

      The  following  table   represents  net  revenue,   gross  profit  (loss),
depreciation expense and long-lived assets by segment (in thousands):


(000's)                       Santa Barbara    Insight    Rental   United States
                     MEMS       Tool & Die   Analytical   Income       Total
                  --------------------------------------------------------------
Successor Co.
Year Ended:
September 27, 2003
Net revenue          $  4,076  $    766        $    171    $    518 $  5,531
                  ==============================================================
Intercompany
Revenue              $      7  $     90        $    291    $      - $      -
                  ==============================================================
Gross profit (loss)  $ (1,264) $     89        $     48    $    366 $   (761)
                  ==============================================================
Depreciation Expense $    958  $     51        $     23    $    119 $  1,151
                  ==============================================================
Non-Cash Stock
Based Compensation   $    378  $      -        $      -    $      - $    378
                  ==============================================================
Long-Lived Assets    $ 15,617  $    125        $     46    $  2,532 $ 18,320
                  ==============================================================

Successor Co.
Ten Months Ended:
September 28, 2002

Net revenue          $  1,874  $    460        $    126    $    426 $  2,886
                  ==============================================================
Intercompany
Revenue              $     17  $     72        $    297    $      - $      -
                  ==============================================================
Gross profit (loss)  $ (2,956) $    (32)       $    144    $    315 $ (2,529)
                  ==============================================================
Depreciation Expense $    672  $     43        $     19    $    101 $    835
                  ==============================================================
Non-Cash Stock
Based Compensation   $    331  $      -        $      -    $      - $    331
                  ==============================================================
Long-Lived Assets    $ 16,544  $    152        $     70    $  2,660 $ 19,426
                  ==============================================================


      The MEMS intercompany revenue is recorded at the cost of the management service provided to Insight Analytical. The Santa Barbara Tool & Die and Insight Analytical intercompany revenue, for the services provided to the MEMS segment, is recorded at market prices for their services.

      Capital additions for fiscal 2003 were $0.1 million. Capital additions for the ten months ended September 28, 2002 were $0.4 million. The fiscal 2003 and 2002 additions were both predominantly related to the MEMS portion of the business.


      The following table represents the Company's net revenue for domestic and foreign customers (in thousands):

                 Successor Co.   Successor Co.
                     Year          Ten Months
                    Ended            Ended
                 ------------------------------
                 September 27,   September 28,
($000's)             2003            2002
                 ------------------------------

Net revenue
Domestic            $    4,830    $    2,291
Foreign                    701           595
                 ------------------------------
Total               $    5,531    $    2,886
                 ==============================

      The Company's products are sold in the United States and Japan by its direct sales personnel.


4.    Income Taxes

      The provision for income taxes for the following fiscal years consists of (in thousands):


                           Successor Co.     Successor Co.
                               Year            Ten Months
                              Ended             Ended
                       ----------------  -----------------
                           September 27,      September 28,
                              2003               2002
                       ----------------  -----------------
Federal Income Taxes
   Current                  $        -         $        -
   Deferred                          -                  -

State Income Taxes
   Current                          36                 31
   Deferred                          -                  -
                       ----------------  -----------------
Total                       $       36         $       31
                       ================  =================

      Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):
                                 Successor Co.   Successor Co.
                                     Year          Ten Months
                                    Ended            Ended
                                 ------------     ------------
                                 September 27,    September 28,
                                     2003             2002
                                 ------------     ------------
Income tax benefit at the
United States federal income
tax rate                         $    (1,878)      $   (2,623)
State income taxes, net of
federal income tax benefit              (295)            (444)

Change in valuation allowance          2,209            3,098
                                 ------------     ------------
                                 $        36       $       31
                                 ============     ============

      The components of deferred income taxes at September 27, 2003 are as follows (in thousands):

Net operating loss carryforwards         $  10,904
Basis difference in property, plant
and equipment                                  986
Other                                        1,919
                                         -------------
subtotal                                    13,809

Valuation allowance                        (13,809)
                                         -------------
Total net deferred tax asset (liability) $       -
                                         =============

      SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of September 27, 2003, the Company had total deferred tax assets of $13.8 million. The Company recorded a valuation allowance in the amount of $13.8 million at September 27, 2003, against the amount by which deferred tax assets exceed deferred tax liabilities. The change in valuation was $2.2 million for the 2003 period. The valuation reserve at September 27, 2003 has been provided due to the uncertainty of the amount of future taxable income. The valuation allowance has been provided after determining that under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

      Due to the change in control as a result of the bankruptcy, the Company may not be able to receive the full benefit of net operating loss carryforwards accumulated prior to the bankruptcy. Portions of the Company's pre-bankruptcy tax losses, however, may be eligible for use in future periods. The Company is currently evaluating these amounts. From the commencement of the Chapter 11 Reorganization through September 27, 2003, the Company has accumulated net operating loss carryforwards of approximately $27.3 million for federal tax purposes and $13.6 million for state tax purposes. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At September 27, 2003, all identified deferred tax assets are reduced by a valuation allowance therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional operating loss carryforwards.


5.    Debt

      The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each Professional Person, defined as the law firms and investment bankers employed by the Company during the Chapter 11 reorganization, is entitled to be paid cash, in full, at the Effective Date an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. The convertible notes were due on November 15, 2003. The notes require interest-only payments at 12% annual interest rate. The notes are convertible to common stock of the Company at a conversion price of $8.20 per share. The Company has not made any of the monthly interest payments to the Professional Persons and, in accordance with the Secured Promissory Note, the Company has accrued an additional 3% of annual interest due to default. Consequently, the notes are considered to be current debt. As of September 27, 2003, the amount of accrued interest associated with these notes is $1.0 million and it is recorded as part of other current liabilities. The notes are secured by substantially all of the assets of the Company.

      The Company completed negotiations with the holders of its Professional Notes late in the fourth fiscal quarter of 2003. On September 30, 2003, subsequent to fiscal year end, the Company paid $2.4 million in cash and issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to cancel these Professional Notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest. The Company issued 91,826 shares of the Common Stock at $5.35 per share, which was below the original notes conversion price of $8.20. This reduced price plus warrants to purchase additional common stock were offered to induce the holder to take a reduced amount of cash for their final agreement with the Company. The Company will recognize approximately $0.2 million in expense in the first fiscal quarter of 2004 related to this transaction. The amount of the Professional Notes and accrued interest refinanced through the issuance of common stock and warrants (approximately $2.8 million) has been classified as long-term debt on the accompanying balance sheet.

      The Company settled two claims during the Chapter 11 Reorganization that were secured by its owned properties. One of these claims is a property mortgage of $9.6 million due on November 24, 2005. Upon the sale of the Company's

Hollister facility, in the second quarter of fiscal 2003, a portion of the proceeds were used to reduce this debt to $8.8 million. The balance of the proceeds were used to pay, in full, a separate loan with a balance of $5.4 million. The remaining mortgage requires interest-only payments at a 12% annual interest rate. The other claim was for delinquent property taxes of $0.9 million, of which $0.7 million remains outstanding at September 27, 2003. The settlement requires semi-annual principal and interest payments on November 1st and May 1st of each year with an 8% annual interest rate. The final payment is due on November 1, 2006.

      On the Petition Date, the Company stopped accruing interest on all unsecured debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $1.4 million for the two months ended November 24, 2001.

      The Company's long-term debt is summarized below ($000's):



                                                  September 27,
                                                       2003
                                                 -------------
Property Mortgage                                 $     8,830
Property Taxes                                            658
Convertible Notes with Bankruptcy Professionals         4,137

                                                 -------------
                                                       13,625

Current portion                                       (1,568)
                                                 -------------
Total                                             $    12,057
                                                 =============

      The aggregate maturities of long-term debt are as follows.

Fiscal Year      ($000's)
              ------------

2004              $ 4,325
2005                  188
2006                9,018
2007                   94
              ------------
Total            $ 13,625
              ============


6.   Commitments and Contingencies

      The Company uses hazardous chemicals in its manufacturing and is subject to a variety of environmental and land use regulations related to their use, storage and disposal. If the Company fails to comply with present or future regulations, liability, production suspension or delay could result. In addition, environmental or land use regulations could restrict the Company's ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges. The Company currently maintains a restricted cash account of $0.1 million in other assets as required by the Department of Toxic Substance Control.

      The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other proceedings could arise in the future. The Company has recently been advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California. The EPA alleges that the Company provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. If these legal defenses are unsuccessful, the Company could be required to pay an amount of less than $0.1 million. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds ("VOCs") at a former site leased by the Company in Goleta, California under an order of the California Regional Water Quality Control Board ("CRWQCB"). VOC contamination at the site has been reduced and the Company does not expect future expenditures related to the site to be material.

      In fiscal 2003, the Company sold its Hollister facility. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or VOC contamination. However, ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The Company has recently been asked by the CRWQCB to submit new sample results from its well. One property adjacent to the Company is conducting a remediation project on its site for this same VOC and the CRWQCB has requested this property to place monitoring wells between the two properties. Their testing detected the presence of breakdown products of the same VOC. The owners of the adjacent property have been asked to conduct bi-annual sampling of the wells. A second property adjacent to the Company is conducting site characterization under the guidance of the CRWQCB related to the same VOC found on the Company's site. The CRWQCB is requesting investigation of the sites adjacent to the Company's property in order to attempt to determine the responsible party for the
Company's ground water contamination. The Company is unable to make a determination of potential future costs for this situation. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property. The Company's accumulated cost to date for these activities has been less than $0.1 million.

      The Company was informed in October 2003 that it was infringing upon the service mark of another firm operating in the analytical laboratory business area under the name of Insight Analytical Labs, Inc. The Company will change Insight Analytical's name to IMT Analytical beginning in fiscal 2004.

      Purchase commitments associated with capital expenditures were minimal at September 27, 2003.

      The Company has no leases under which it is the lessee.

      Under its bylaws and indemnification agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer of director's serving in such capacity, that require it, subject to certain exceptions, to indemnify the officers and directors to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 27, 2003.


7.    Employee Benefit Plans

      The Company has a qualified retirement plan (the "401(k) Plan") under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. The Company has a 401(k) cash match program which provides a match of one half of the first five percent of an employee's contributions. This matching contribution was less than $.1 million in both fiscal 2003 and 2002. The Company's 401(k) Plan has a provision that provides management with an option to make a discretionary contribution to the plan. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. There was less than $0.1 million in compensation expense recorded under the cash profit sharing plan in fiscal 2003. The Company made no discretionary 401(k) contributions during either fiscal 2003 or fiscal 2002 under this plan.


8.    Financing Transaction

      The Company completed a sale of Common Stock and warrants to L-3 Communications Corporation ("L-3") on September 3, 2003 for $2.5 million in cash. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company issued 467,500 shares of Common Stock to L-3 along with two warrants. The first warrant has a term of eighteen months to purchase 83,500 shares of Common Stock at a price of $5.35 per share. The second warrant has a term of thirty-six months to purchase 350,000 shares of Common Stock at a price of $7.29 per share. The value of the warrants is not reflected separately in the accompanying financial statements as it was recorded within common stock.

      L-3 made a previous investment in the Company on August 2, 2002 for $5 million in cash. The Company issued 935,000 shares of Common Stock to L-3 along with two warrants. The first warrant had a term of eighteen months to purchase 167,000 shares of Common Stock at a price of $5.35 per share. This warrant was exercised by L-3 on October 31, 2003 (see footnote 11- Subsequent Events). The second warrant has a term of thirty-six months to purchase 700,000 shares of

Common Stock at a price of $7.29 per share. The value of the warrants is not reflected separately in the accompanying financial statements as it was recorded within common stock.


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

      Pursuant to the Plan, 2,250,000 shares of New Common Stock were reserved for the Employee Restricted Stock and the New Options which are to be issued pursuant to the New Employee Restricted Stock and Option Agreement and the Employee Restricted Stock and Option Program. There were 500,000 shares of
Employee Restricted Stock issued and each class of New Options shall represent the right to purchase, in the aggregate, that number of shares of New Common Stock as follows:

            ------------------------------------------------------------
                                                Number Of Shares Of New
            Class                               Common Stock
            ------------------------------------------------------------
            New Employee Options                              1,000,000
            ------------------------------------------------------------
            Employee/Director                                   750,000
            Reserved Options
            ------------------------------------------------------------
            Restricted stock                                    500,000
            ------------------------------------------------------------
            Total                                             2,250,000
            ------------------------------------------------------------


      Each New Employee Option provided for a purchase price for each share of New Common Stock of $5.00 per share. Each Employee/Director Reserved Option provides for a purchase price for each share of New Common Stock as determined by the Board of Directors, which price shall be the then fair market value of the New Common Stock as determined by the Board of Directors. The vesting schedule for the Employee Restricted Stock is 50% vests one year after the Plan of Reorganization Effective date of November 16, 2001 and the remaining 50% after year two. The restricted stock agreement contains additional vesting provisions, which the Company does not intend to enforce. Accordingly, the Company measured the compensation expense associated with the Plan on November 16, 2001 and is recognizing the expense over two years. The New Employee Options vest ratably over three years. Upon vesting, the New Employee Options can be exercised if and only if all of the following conditions have been satisfied:
(i) not more than ten (10) years after the issuance of the New Option has lapsed; and (ii) the recipient of the New Option is employed by the Company at the time the recipient seeks to exercise the Employee Restricted Stock and New Option (or not more than ninety (90) days have passed since such employee's employment has been terminated); provided, however, if the recipient is not employed by the Company at the time of exercise by reason of the recipient's death, the recipient's heir (or estate) can exercise the Employee Restricted Stock and New Option. The New Employee Restricted Stock and Option Agreement provides for accelerated vesting upon certain specified conditions related to a transfer of ownership or sale of the business.

      The Employee Restricted Stock Program, which includes 500,000 common shares, was determined to have a market value of $2.5 million based on a $5.00 per share price determined by the Board of Directors. The employees received the common stock at a purchase price of $0.0001 and there is a two-year vesting period. The vesting began on the Company's effective date for its Plan of Reorganization of November 16, 2001. The Company recorded $1.2 million and $1.1 million in amortization expense for the year ended September 27, 2003 and the ten month period ended September 28, 2002, respectively. Cost of revenue was charged with $0.4 million, Research and Development was charged with $0.3 million and Selling, General and Administrative incurred $0.5 million of the amortization expense in fiscal 2003. Cost of sales was charged with $0.3 million, Research and Development was charged with $0.3 million and Selling, General and Administrative incurred $0.5 million of the amortization expense in the ten month period ended September 28, 2002. The remaining $0.2 million of amortization expense will be recorded in fiscal 2004.

      Stock option activity of the Company is as follows:

                                        Options Outstanding
                          ------------------------------------------------
                             Number     Exercise Price   Weighted Average
                            of Shares     Per Option      Exercise Price
                          ------------------------------------------------
     Granted                1,267,300    $5.00 - $5.35        $5.01

     Exercised                      -

     Cancelled                 (2,190)           $5.00        $5.00
                          -------------
Balance September 28, 2002  1,265,110    $5.00 - $5.35        $5.01
                          =============
     Granted                  411,855            $5.35        $5.35

     Exercised                      -

     Cancelled                (12,068)   $5.00 - $5.35        $5.10
                          -------------
Balance September 27, 2003  1,664,897    $5.00 - $5.35        $5.09
                          =============

      The following table summarizes information regarding options outstanding at September 27, 2003:

            Options Outstanding                           Options Exercisable
-------------------------------------------------     --------------------------
                           Weighted
                            Average     Weighted                    Weighted
Range of                   Remaining     Average                     Average
Exercise      Number      Contractual   Exercise        Number      Exercise
 Prices     Outstanding      Life         Price       Exercisable     Price
 ------     -----------      ----         -----       -----------     -----

 $5.00      1,236,610        8.17         $5.00        428,491       $5.00
 $5.35        428,287        9.27         $5.35          6,660       $5.35
            ----------                                ---------
            1,664,897                                  435,151
            ==========                                =========


      The weighted average fair value of options granted during the year ended September 27, 2003 and the ten months ended September 28, 2002 totaled $2.95 and $2.65, respectively.

10.   Related Party Transactions.

      The Company had revenue of $0.5 million, billings in excess of costs on development projects of $0.5 million, which includes capitalized costs of $3.0 million, and accounts receivable of $0.4 million from L-3 Communications, Inc. ("L-3"), a stockholder and customer, as of and for the year ended September 27, 2003. The Company had revenue of $0.1 million from L-3, a stockholder and customer, for the year ended September 28, 2002.

11. Subsequent Events.

      On September 30, 2003, the Company reached an agreement with the holders of its Professional Notes, which were due on November 16, 2003. The Company paid $2.4 million in cash and issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to cancel these Professional Notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest. The Company issued 91,826 shares of the Common Stock at $5.35 per share, which was below the original notes conversion price of $8.20. This reduced price plus warrants to purchase additional common stock were offered to induce the holder to take a reduced amount of cash for its final agreement with the Company. The Company will recognize approximately $0.2 million in expense in the first fiscal quarter of 2004 related to this transaction.

      On October 31, 2003, L-3 exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company. The Company plans to use the funds for working capital requirements.