Form 10QSB
period 2003-12-27
INNOVATIVE MICRO TECHNOLOGY INC
filed 2004-02-10
CIK 6948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                               ---------------

[X]   Quarterly  Report  Under  Section  13 or  15(d)  of the
      Securities Exchange Act of 1934 For the Quarterly Period Ended December 27, 2003.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from _______to_______

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes X   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,937,444 shares of $.0001 par value common stock as of February 2, 2004.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The unaudited financial statements included in this report have been prepared by Innovative Micro Technology, Inc. (the "Company" or "IMT") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003.

The following unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

                                                   INNOVATIVE MICRO TECHNOLOGY

                                              Statements of Operations - Unaudited
                                              (In  thousands except per share data)
                                                                                  Three Months               Three Months
                                                                                      Ended                      Ended
                                                                                  December 27,               December 28,
                                                                                  ------------               ------------
                                                                                       2003                       2002
                                                                                       ----                       ----
Net revenue
 MEMS and Other                                                                    $      2,548              $      1,433
 Rental Income                                                                              131                       127
                                                                                   ------------              ------------
                                                                                          2,679                     1,560
Cost of revenues
 MEMS and Other (including stock-based compensation of $47 and $95 for the
     periods ended December 27, 2003 and December 28, 2002, respectively)                 3,091                     1,834
 Expenses applicable to rental income                                                        30                        35
                                                                                   ------------              ------------
                                                                                          3,121                     1,869
                                                                                   ------------              ------------
  Gross loss                                                                               (442)                     (309)

Research and development expenses (including stock-based compensation of $40 and $79 for the periods ended December 27, 2003 and
     December 28, 2002, respectively)                                                       201                       225
Selling, general and administrative expenses (including stock-based compensation of $70 and $139 for the periods ended December 27, 2003 and
     December 28, 2002, respectively)                                                       763                       698
                                                                                   ------------              ------------

Total operating expenses                                                                    964                       923
                                                                                   ------------              ------------

Loss from operations                                                                     (1,406)                   (1,232)

Interest income                                                                               1                         8
Interest expense                                                                           (279)                     (764)
Other income, net                                                                            84                        34
                                                                                   ------------              ------------

 Other expense                                                                             (194)                     (722)
                                                                                   ------------              ------------
  Loss before provision for income taxes                                                 (1,600)                   (1,954)
Provision for income taxes                                                                   10                         9
                                                                                   ------------              ------------

Net loss                                                                           $     (1,610)             $     (1,963)
                                                                                   ============              ============
Net loss per share:
   Loss per common share-basic and diluted                                         $      (0.24)             $      (0.36)
                                                                                   ============              ============
Weighted average number of common shares outstanding:
   Common shares-basic and diluted                                                        6,737                     5,435
                                                                                   ============              ============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                                                   INNOVATIVE MICRO TECHNOLOGY, INC.

                                                       Balance Sheet - Unaudited
                                            (In  thousands except share and par value data)
                    ASSETS
                                                                              Dec 27,             Sept 27,
                                                                           ------------          ----------
                                                                                2003               2003
                                                                                ----               ----
Current Assets:
  Cash                                                                     $        300          $    2,463
  Accounts receivable, net                                                          402                 634
  Accounts receivable, related party                                                152                 436
  Costs in excess of billings for development projects                               14                   -
  Prepaid expenses and other                                                        232                 272
                                                                           ------------          ----------
Total current assets                                                              1,100               3,805
                                                                           ------------          ----------
Property, plant and equipment, at cost                                           20,328              20,328
Less-accumulated depreciation                                                    (2,297)             (2,008)
                                                                           ------------          ----------
Total property, plant and equipment                                              18,031              18,320
                                                                           ------------          ----------

Other assets                                                                        425                 448
                                                                           ------------          ----------
Total assets                                                               $     19,556          $   22,573
                                                                           ============          ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                        $        188          $    1,568
  Accounts payable and accrued expenses                                             604                 681
  Accrued payroll and benefits                                                      486                 386
  Billings in excess of costs for development projects                              161                 306
  Billings in excess of costs for development projects-related party                481                 536
  Other current liabilities                                                         120               1,130
                                                                           ------------          ----------
Total current liabilities                                                         2,040               4,607
                                                                           ------------          ----------
Long-term debt, net                                                               9,206              12,057
                                                                           ------------          ----------
Other liabilities                                                                   132                 132
                                                                           ------------          ----------
Stockholders' Equity:
  Preferred stock, $.0001 par value, authorized 2,500,000 shares,
     none issued and outstanding                                                      -                   -
  Common stock , $.0001 par value, 25,000,000 shares authorized,
     6,937,444 shares issued at December 27, 2003 and 5,435,000                       1                   1
    shares issuable at December 28, 2002
  Paid-in capital                                                                23,056              19,202
  Accumulated deficit                                                           (14,879)            (13,269)
                                                                           ------------          ----------
                                                                                  8,178               5,934

  Unearned restricted stock compensation                                              -                (157)
                                                                           ------------          ----------
Total stockholder's equity                                                        8,178               5,777
                                                                           ------------          ----------
Total liabilities and stockholder's equity                                 $     19,556          $   22,573
                                                                           ============          ==========

The accompanying Selected Notes to Condensed Financial
Statements are an integral part of these condensed balance sheets.

                                                   INNOVATIVE MICRO TECHNOLOGY, INC.

                                                 Statements of Cash Flows - Unaudited
                                                            (In thousands)
                                                                              Three Months                    One Month
                                                                                  Ended                          Ended
                                                                              December 27,                   December 28,
                                                                              ------------                   ------------
                                                                                   2003                           2002
                                                                                   ----                           ----
Cash Flows from Operating Activities:
  Net loss                                                                    $     (1,610)                  $     (1,963)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                      289                            289
    Employee restricted stock amortization                                             157                            312
    Amortization of loan costs                                                           -                             31
    Induced conversion of professional notes                                           203                              -
    Changes in assets and liabilities:
        Accounts receivable, net                                                       516                            259
        Costs in excess of billings on development projects                            (14)                           (68)
        Costs in excess of billings on development projects-related party                -                             25
        Prepaid expenses and other                                                      40                             46
        Other assets                                                                    23                             24
        Accounts payable and accrued expenses                                          (77)                            50
        Accrued payroll and benefits                                                   100                             80
        Billings in excess of costs on development projects                           (145)                           (41)
        Billings in excess of costs on development projects-related party              (55)                            25
        Other current liabilities                                                       (2)                            25
                                                                              ------------                   ------------
    Net cash flows used in operating activities                                       (575)                          (906)
                                                                              ------------                   ------------
Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                             -                            (28)
                                                                              ------------                   ------------
    Net cash flows used in investing activities                                          -                            (28)
                                                                              ------------                   ------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                                   894                              -
  Repayment of debt                                                                 (2,482)                           (94)
                                                                              ------------                   ------------
    Net cash flows used in financing activities                                     (1,588)                           (94)
                                                                              ------------                   ------------
Net (decrease) increase in cash                                                     (2,163)                        (1,028)
                                                                              ------------                   ------------
Cash at beginning of period                                                          2,463                          2,890
                                                                              ------------                   ------------
Cash at end of period                                                         $        300                   $      1,862
                                                                              ============                   ============
Supplemental Cash Flow Data:
Interest paid                                                                 $        293                   $        470
                                                                              ============                   ============
Income taxes paid                                                             $          1                   $          -
                                                                              ============                   ============

Supplemental disclosure on non-cash financing activity:
Conversion of professional notes payable to common stock                      $      2,757                   $          -
                                                                              ============                   ============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                   Unaudited
                               December 27, 2003

Note A: Basis of Presentation
-----------------------------

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the "Chapter 11 Reorganization") and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $1.6 million for the three months ended December 27, 2003 and has a working capital deficit of $0.9 million as of December 27, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors qualified their opinion on the Company's September 27, 2003 financial statements by including an explanatory paragraph, in which they expressed substantial doubt about the Company's ability to continue as a going concern. Operating results for the three months ended December 27, 2003 are not necessarily indicative of the results that may be expected for the year ending October 2, 2004. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended September 27, 2003.


Note B: Chapter 11 Reorganization
---------------------------------


      The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro electro mechanical systems ("MEMS"), operating in a number of industry sectors. The Company's Reorganization Plan (the "Plan") became effective on November 16, 2001 ("Effective Date"). The Company adopted the fresh- start reporting requirements of American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Plan, the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company issued the common stock and warrants pursuant to the Plan in fiscal 2003.

Note C:  Related Party Transaction
----------------------------------

      On October 31, 2003, L-3 Communications Corporation ("L-3") exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company. The Company plans to use the funds for working capital requirements. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company had billings in excess of costs for development projects of $0.5 million and accounts receivable of $0.2 million related to L-3, as of December 27, 2003.

Note D:  Debt
-------------

      The Company settled two claims during the Chapter 11 Reorganization that were secured by its owned real properties. One of these claims is a property mortgage of $9.6 million due on November 24, 2005. The mortgage requires interest-only payments at a 12% annual interest rate. The other claim was for delinquent property taxes of $0.9 million. The settlement requires semi-annual principal and interest payments on November 1 and May 1 of each year with an 8% annual interest rate. The final payment is due on November 1, 2006.

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

      The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each of the Professional Persons, which consist of the law firms and investment bankers employed by the Company during the Chapter 11 Reorganization, is entitled to be paid cash, in full, at the Effective Date in an amount equal to their Professional Person's Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. On September 30, 2003, the Company paid $2.4 million in cash and issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to cancel these Professional Notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest. The Company issued 91,826 shares of Common Stock at $5.35 per share, which was below the original notes conversion price of $8.20. This reduced price plus warrants to purchase additional common stock were offered to induce the holder to take a reduced amount of cash for their final agreement with the Company. The Company recognized approximately $0.2 million of expense in the first fiscal quarter of 2004 related to this transaction.

      The Company's long-term debt is summarized below (in thousands):

                                                December 27,
                                                    2003
                                               ---------------
Property Mortgage                              $        8,830
Property Taxes                                            564
                                               ---------------
                                                        9,394

Less - Current portion                                   (188)
                                               ---------------
Total                                          $        9,206
                                               ===============

Note E:  Stock-Based Compensation
---------------------------------

      The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three months ended December 27, 2003 and December 28, 2002, consistent with the provisions of FAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

      (in thousands, except per share amounts)

                                           Three Months         Three Months
                                              Ended                Ended
                                           December 27,         December 28,
                                           ------------         ------------
                                              2003                 2002
                                              ----                 ----

                                           $ (1,610)            $ (1,963)
Net loss -- as reported
Less -- fair value of stock-based
  employee compensation
  expense                                      (293)                (265)
                                            --------           ---------
Net loss -- pro forma                      $ (1,903)            $ (2,228)

Net loss per share (basic and
  diluted) -- as reported                  $  (0.24)            $  (0.36)
Net loss per share (basic
  and diluted) -- pro forma                $  (0.28)            $  (0.41)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants.

                                           Three Months         Three Months
                                              Ended                Ended
                                           December 27,         December 28,
                                           ------------         ------------
                                              2003                 2002
                                              ----                 ----


Risk free interest rate                       3.70%               3.82%
Expected life                               4 years             4 years
Expected volatility                             70%                 70%

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

      Basic and diluted net loss per share computed in accordance with SFAS 128 for the three months ended December 27, 2003 and December 28, 2002 are as follows:

      (in thousands, except per share amounts)

                                           Three Months         Three Months
                                              Ended                Ended
                                           December 27,         December 28,
                                           ------------         ------------
                                              2003                 2002
                                              ----                 ----

BASIC AND DILUTED EPS
  Net loss                                 $ (1,610)            $ (1,963)
  Denominator: weighted average
  common shares outstanding                   6,737                5,435
Net loss per share - basic and diluted        (0.24)               (0.36)

        The following potentially dilutive securities were outstanding at December 27, 2003 and were not included above because to do so would be anti-dilutive: options to purchase 1,679,897 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty-six months ending August 1, 2005, warrants to purchase 83,500 shares of common stock at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of thirty-six months ending September 3, 2006, warrants to purchase 16,437 of common stock at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of thirty six months ending September 30, 2006. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan (the "Plan Warrants") are not considered potential dilutive securities, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan. The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company's ability to exercise the call options.

        The following potentially dilutive securities were outstanding at December 28, 2002 and were not included above because to do so would be anti-dilutive: 500,000 shares of restricted common stock issuable under the Plan, options to purchase 1,523,397 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of common stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible notes which were due November 16, 2003 (see Note D - Debt).

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

      Costs in excess of billings on development projects: These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at December 27, 2003 were minimal related to capitalized costs under completed contract method of accounting, as described below.

      Billings in excess of costs on development projects: These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at December 27, 2003 were $0.6 million related to capitalized costs under completed contract method of accounting, as described below. Contracts with L-3 (a related party) account for $0.5 million of this billings in excess of costs on development projects balance.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company's MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company's MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the first fiscal quarter of 2004 or 2003. The Company's warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

      A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next two years with renewal options. Rental income is recorded on a straight-line basis.

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $8.8 million of the Company's debt at December 27, 2003 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The 8% interest rate on $0.6 million of debt due on delinquent property taxes is at rates below market. The fair value of the debt would be $0.4 million based on the Company's cost of capital of 12%.

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

      In May 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not have any outstanding financial instruments of the type addressed by SFAS No. 150 and accordingly, SFAS No. 150 has not had a material impact on the Company's financial position.

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

Note H: Segments of Business:
-----------------------------

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", "operating segments" are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable operating segments: micro-electro-mechanical systems ("MEMS"), Santa Barbara Tool & Die, IMT Analytical and Rental Income.


      MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company's specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company learned in October 2003 that it may have been infringing upon the service mark of another firm operating in the same business area under the name of Insight Analytical Labs, Inc. The Company changed Insight Analytical's name to IMT Analytical in the first fiscal quarter of 2004. The Company has approximately 51,000 square feet of building space available to lease. As of December 27, 2003, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.


      The Company's management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to and/or among the segments.

      The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):



                                   Santa Barbara    IMT     Rental United States
                           MEMS    Tool and Die  Analytical Income    Total
                        --------------------------------------------------------
Three Months Ended:
December 27,
2003

Net sales               $  2,287    $    236    $     25    $    131   $  2,679
                        ========================================================
Intercompany
Sales                   $      2    $     17    $     67    $      -   $      -
                        ========================================================
Gross profit (loss)     $   (541)   $     15    $    (17)   $    101   $   (442)
                        ========================================================

Long Lived Assets       $ 15,377    $    111    $     41    $  2,502   $ 18,031
                        ========================================================

Three Months Ended:
December 27,
2002

Net sales               $  1,319    $     79    $     35    $    127   $  1,560
                        ========================================================
Intercompany
Sales                   $      2    $     34    $     79    $      -   $      -
                        ========================================================
Gross profit (loss)     $   (374)   $    (43)   $     16    $     92   $   (309)
                        ========================================================

Long Lived  Assets      $ 16,328    $    145    $     64    $  2,628   $ 19,165
                        ========================================================


      The Company had no purchases of property, plant and equipment in the first three months of fiscal 2004 compared to minimal purchases in the first three months of fiscal 2003.

      The Company's foreign sales for the first three months of both fiscal 2004 and 2003 were all to a customer in Japan. The following table displays domestic and foreign revenue (in thousands):

              Three Months    Three Months
                  Ended           Ended
              December 27,    December 28,
($000's)          2003            2002
              -------------------------
Revenue
-------
Domestic      $  2,314        $  1,303

Foreign            365             257
              -------------------------
Total         $  2,679        $  1,560
              =========================


      The Company had two customers with sales greater than 10% of its total sales for the first three months of fiscal 2004. They individually accounted for 61% and 14% of the Company's total sales for the period.

Item 2: Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

      Statements in this discussion that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward looking statements" may be identified by the use of the words such as "believe,""expect," "intends," "estimate," "anticipate," "project," "will," and similar expressions. These forward-looking statements speak only as of the date hereof. All of the forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors Affecting Our Business" and elsewhere in this Quarterly Report on Form 10-QSB, which could cause actual results to differ materially from those anticipated by the Company's management. These factors include, but are not limited to the following: the Company's independent auditors have expressed doubt as to its ability to continue as a going concern; the Company's ability to make the transition to volume production of MEMS products; the Company's history of losses and bankruptcy; the Company's need for additional capital; changing technology; competition; the Company's ability to protect intellectual property, fluctuations in the Company's quarterly and annual operating results; lack of an active trading market for the Company's Common Stock; risks related to international transactions; environmental laws and regulations, supplies of raw materials; anti-takeover provisions of the Company's charter and Delaware law; and general economic and political uncertainty.

General
-------

      The Company designs and manufactures micro-electro-mechanical systems ("MEMS") for the personal security, telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries, and is broadening into the wireless communication industry. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name.

      Prior to January of 2000 the Company's principal business was the manufacturing of magnetic recording heads for use in the disk drive industry. The Company filed for protection under Chapter 11 of the U.S. bankruptcy code in January 2000, and emerged from bankruptcy with the effectiveness of its Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the "Plan") in November of 2001. During the reorganization period the Company re-organized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry sectors.

      The company owns a 30,000 square foot wafer fabrication facility that was originally developed for its magnetic recording head business. Without modification the facility is capable of manufacturing advanced design MEMs in commercial volumes using six-inch wafers. However, the facility is currently used mainly for making prototypes and for new product development. This results in significant unused capacity, and sales that do not support the high fixed costs of operating a wafer fabrication facility.

      The Company believes that it will begin the transition to limited volume production of some MEMs products in the third quarter of fiscal 2004. The Company expects the shift to begin to remedy the problems of overcapacity and high fixed costs. The Company is currently seeking additional capital to enable it to make this transition. However, while making the shift to limited volume production will ameliorate the Company's cash flow problems, the Company does not expect to achieve positive net income in the near term.


      The Company has three additional lines of business, which are: Santa Barbara Tool and Die, a machine, model and die shop, IMT Analytical, an analytical lab, and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die and IMT Analytical are strategic parts of the core company, in that their services are used to make the core business more competitive, and both use their capacity that exceeds the Company's core requirements to provide services to outside customers.


      The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related revenue, which are predominantly orders for delivery of prototypes and new product development. The revenue for the first fiscal quarter of 2004 was predominantly related to the Company's customer development projects. These include an accelerometer for use in inertial navigation and a telecommunications optical switch. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 square foot wafer fabrication facility. The Company plans to transition from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide, the success of the customer's product and the Company's ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.


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

      Going Concern Assumption: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company incurred a net loss of $1.6 million for the fiscal quarter ended December 27, 2003 and has a working capital deficit of $0.9 million as of December 27, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. The Company has not secured additional capital for these expenses or for working capital in future periods. It will also need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all.

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


      Statement of Position 90-7 and Fresh-Start Accounting: The Company exited the Chapter 11 Reorganization on November 16, 2001 ("Effective Date"). The Company adopted the fresh-start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Company's reorganization plan (the "Plan"), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company issued the common stock certificates and warrants in fiscal 2003.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company's MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company's MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the first fiscal quarter of 2004 or 2003. The Company's warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $8.8 million of the Company's debt at December 27, 2003 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The 8% interest rate on $0.6 million of debt due on delinquent property taxes is at rates below market. The fair value of the debt would be $0.4 million based on the Company's cost of capital of 12%.


Recent Accounting Pronouncements
--------------------------------


      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation, as well as additional disclosure requirements for both quarterly and annual reporting. The Company has elected to continue to account for stock-based employee compensation by the intrinsic value method under APB 25, as permitted by SFAS No. 123, while disclosing on a pro forma basis the effect on the Company's financial statements had the fair value method been used., Accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

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

      In May 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not have any outstanding financial instruments of the type addressed by SFAS No. 150 and accordingly, SFAS No. 150 has not had a material impact on the Company's financial position.

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

      Overview. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003.


Three Months Ended December 27, 2003
------------------------------------

Net Revenue. Net revenue was $2.7 million for the first quarter of fiscal 2004 compared to $1.6 million for the same period of fiscal 2003. The sales for the first fiscal quarter of 2004 consisted of $2.3 million of MEMS-related business, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants. The sales improvement, as compared to the same quarter of fiscal 2003, was due to an increase in the level of completed contracts in the MEMS-related portion of the business. The Company completed one of its two long-term contracts with L-3 Communications for $1.6 million in the first fiscal quarter of 2004. The sales for the fiscal 2003 period consisted of $1.4 million of MEMS, $0.1 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants.

      Gross Loss. Gross loss was $0.4 million or cost exceeded revenue by 16.5% for the first fiscal quarter of 2004 compared to a gross loss of $0.3 million or costs in excess of revenue of 19.8% for the first fiscal quarter of 2003. The fiscal 2003 period saw the MEMS portion of the business generate a gross loss of

$0.5 million and leasing of space to tenants provided a $0.1 million gross profit. The combination of IMT Analytical and Santa Barbara Tool and Die produce a minimal gross loss for this same period. In the first fiscal quarter of 2003, the MEMS portion of the business had a gross loss of $0.4 million, leasing of excess space to tenants provided a $0.1 million gross profit and the combination of IMT Analytical and Santa Barbara Tool and Die produced a minimal gross loss. The first fiscal quarter of 2003 included $0.1 million in amortization of employee stock incentives. The Company completed one of its two long-term contracts with L-3 Communications, which started in November 2001, for $1.6 million in the first fiscal quarter of 2004. The Company recognized no margin on a substantial portion of this revenue because losses on the project were recognized in prior periods, as they were determined, in accordance with the Company's revenue recognition policy. Therefore, the revenue for the first fiscal quarter of 2004 excluding this project was approximately $1.1 million or a reduction from the $1.6 million in the first fiscal quarter of 2003. The gross loss in the first quarter of fiscal 2004 was due to the under-absorption of the factory fixed costs (eg, depreciation, utilities). As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs. The Company had fifty-four production employees at the end of the first fiscal quarter of 2004 compared to thirty-eight at the end of the same period of fiscal 2003.


Research and Development. Research and development ("R&D") expense, as a percentage of net sales, was 7.5 % for the first fiscal quarter of 2004 compared to 14.4% for the first quarter of fiscal 2003. R&D expense decreased as a percentage of sales in the first quarter of fiscal 2004 due to the increase in net sales; however, measured in dollars, R&D expenditures were approximately the same for the two periods at $0.2 million. R&D expense for the first fiscal quarter of 2003 included $0.1 million in amortization of employee stock incentives. The Company had four employees focused on the development of new products and manufacturing processes as of the end of both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expense ("SG&A") as a percentage of net sales was 28.5% for the first fiscal quarter of 2004 and 44.7% for the first quarter of fiscal 2003. SG&A expenses decreased as a percentage of sales in the first quarter of fiscal 2004 due to the increase in net sales; however, measured in dollars, S,G&A expenditures were $0.8 million and $0.7 million for the first fiscal quarter of 2004 and 2003, respectively. The first fiscal quarter of 2004 included $0.2 million in expenses related to the settlement of the Company's Professional Notes (see Note D - Debt). The first fiscal quarter of both 2004 and 2003 SG&A expense included $0.1 million in amortization of employee stock incentives. The Company has seven employees providing the services reported as SG&A as of December 27, 2003 compared to eight at December 28, 2002.

Interest Expense. Interest expense was $0.3 million for the first fiscal quarter of 2004 compared to $0.8 million for the first fiscal quarter of 2003. The fiscal 2004 interest expense is primarily associated with the Company's property mortgage. This debt requires interest-only monthly payments based upon a 12% annual interest rate. The decrease in interest expense compared to the first fiscal quarter of 2003 is primarily due to the decrease in debt balances due to the sale of the Company's Hollister property and the payoff of its associated mortgage, which occurred in the second fiscal quarter of 2003 and the settlement of the Company's Professional Notes in the first fiscal quarter of 2004 (see

Note D - Debt). The sale of the Hollister property and the settlement of the Professional Notes combined for an annual reduction of the Company's interest expense of approximately $1.2 million.


Liquidity and Capital Resources
-------------------------------

      The Company's cash balance was $0.3 million at December 27, 2003 vs. $2.5 million at September 27, 2003. The decrease in cash was primarily due to the use of $2.4 million for the cash portion of the Company's settlement of its Professional Notes (see Note D - Debt) and $0.6 million for operating activities for the first three months of fiscal 2004. The Company had minimal expenditures for capital equipment in the first three months of fiscal 2003. On October 31, 2003, L-3 exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company.

      The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2004, the Company plans to have minimal capital expenditures. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2004 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of its targeted revenue sources on which the fiscal 2004 liquidity depends on a timely basis, and is unable to obtain adequate alternative financing or capital infusion, the Company will have difficulty maintaining its competitive position. If the Company cannot secure the funds to support its high fixed costs, it could be forced to cease operations. Because of the Company's recurring losses from operations and negative cash flow, the Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

      The Company completed an equity financing transaction with L-3, a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued to L-3 935,000 shares of common stock along with two warrants. The first warrant for the purchase of 167,000 shares of common stock at $5.35 per share was exercised on October 31, 2003 for $0.9 million. The second warrant has a term of thirty-six months, is exercisable for up to 700,000 shares at an aggregate price of $5.1 million, or $7.29 per share. The Company completed a second sale of Common Stock and warrants to L-3 Communications Corporation ("L-3") on September 3, 2003 for $2.5 million in cash. In that transaction, the Company issued 467,500 shares of Common Stock to L-3 along with two warrants. The first warrant has a term of eighteen months to purchase 83,500 shares of Common Stock at a price of $5.35 per share or an aggregate value of $0.4 million. The second warrant has a term of thirty-six months to purchase 350,000 shares of Common Stock at a price of $7.29 per share or an aggregate value of $2.6 million. The value of the warrants is not reflected in the accompanying financial statements, as it was recorded within common stock. Funding through the exercise of the warrants, or any part of the warrants, is at the exclusive discretion of L-3. The Company cannot give assurance that any additional financing will be available or, if available, that its terms will be favorable to the Company.

      In order to obtain additional working capital, the Company is currently pursuing a replacement mortgage on its facility in California. The Company is in negotiation with a lender on a loan application that could provide up to $2.8 million in working capital and replace the existing 12% interest mortgage with current lower rates. The refinancing is expected to be completed in the second fiscal quarter of 2004. The Company will require an additional cash infusion in order to finance itself through the completion of the mortgage refinancing. The Company expects to secure the cash through an advance from L-3 on its existing MEMS development contract or through the exercise of additional warrants by L-3. However, L-3 is not obligated to provide this financing and the Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company. The Company is currently investigating accounts receivable financing opportunities. The Company has determined that this financing is not available for its development projects; however, it will be available for its products when it achieves volume production. The Company expects to be in limited volume production by its third fiscal quarter of 2004 and will attempt to secure accounts receivable financing at that time. The Company cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be acceptable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company's financial condition and competitive position. As of December 27, 2003, the Company has a working capital deficit of $0.9 million. Because of the Company's recurring losses from operations and negative cash flow the Company's auditors have expressed substantial doubt about its ability to continue as a going concern.

      The  Company  had  no  purchase   commitments   associated   with  capital
expenditures at December 27, 2003.

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

      The following summarizes the Company's significant contractual obligations at December 27, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

--------------------------------------------------------------------------------
                             Payments Due by Period

                                 (in thousands)
--------------------------------------------------------------------------------
Contractual Obligations          Less than
                         Total     1 Year    1-3 Years  4-5 Years  After 5 Years
--------------------------------------------------------------------------------
Property Mortgage       $8,830    $   -      $  8,830   $    -       $     -
--------------------------------------------------------------------------------
Property Taxes             564      188           376   $    -       $     -
--------------------------------------------------------------------------------
Long-Term Debt           9,394      188         9,206   $    -       $     -
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

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.6 million for the three month periods ended December 27, 2003. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      CAPITAL NEEDS.

      The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had no purchases of property, plant and equipment in the first fiscal quarter of 2004. During fiscal 2004, the Company plans to have minimal purchases of property, plant and equipment. However, the Company has an immediate need to secure additional working capital to fund its operations and the transition from production of primarily prototypes to volume production. The Company may also need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operations and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry or continuing its business.

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

Item 3.  Controls And Procedures
--------------------------------

      The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of December 27, 2003, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

      None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      None

Item 5.  Other Information
         -----------------

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

          4.3 Warrant Agreement between the Company and L-3 Communications Corporation, dated September 3, 2003.

          4.4 Warrant Agreement between the Company and Stutman Treister & Glatt, Professional Corporation, dated September 30, 2003.

          31   Certifications Pursuant to Rule 13a-14(a) Under the Exchange Act.

          32   Certification  Pursuant  to 18 U.S.C.  1350  adopted  pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

            None

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NNOVATIVE MICRO TECHNOLOGY, INC.



Dated:  February 10, 2004      /s/ John S. Foster
                               -----------------
                               John S. Foster
                               On behalf of the Company and as
                               Chairman of the Board and Chief Executive Officer


Dated:  February 10, 2004      /s/ Peter T. Altavilla
                               -----------------------
                               Peter T. Altavilla
                               Chief Financial Officer
                               (Principal Accounting Officer)