Form 10QSB
period 2004-03-27
INNOVATIVE MICRO TECHNOLOGY INC
filed 2004-05-11
CIK 6948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                 ---------------

       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 27, 2004.

       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to______

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


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.


Yes X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,937,444 shares of $.0001 par value common stock as of May 10, 2004.

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

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Operations - Unaudited
                      (In thousands except per share data)

                                                                                  Three Months  Three Months  Six Months  Six Months
                                                                                      Ended        Ended        Ended       Ended
                                                                                     March 27,   March 29,    March 27,   March 29,

                                                                                       2004        2003         2004         2003
Net sales
 MEMS and Other                                                                       $ 2,074    $   530      $ 4,622    $ 1,963
 Rental Income                                                                            132        128          263        255
                                                                                      -------    -------      -------    -------
 Subtotal                                                                               2,206        658        4,885      2,218
Cost of sales
 MEMS and Other (including stock-based compensation of $47 for the six month period ended March 27, 2004 and $94 and $189 for the periods ended
     March 29, 2003)                                                                    2,515        921        5,606      2,755
  Rental income                                                                            36         38           66         73
                                                                                      -------    -------      -------    -------
  Subtotal                                                                              2,551        959        5,672      2,828
  Gross loss                                                                             (345)      (301)        (787)      (610)
                                                                                      -------    -------      -------    -------

Research and development expenses (including stock-based compensation of $40 for the six month period ended March 27, 2004 and $79 and $158
     for the periods ended March 29, 2003)                                                160        234          361        459
Selling, general and administrative expenses (including stock-based compensation of $70 and for the six month period ended March 27, 2004 and $139 and $278 for
     the periods ended March 29, 2003)                                                    385        674        1,148      1,372
Gain on sale of building                                                                    -       (623)           -       (623)
                                                                                      -------    -------      -------    -------

Loss from operations                                                                     (890)      (586)      (2,296)    (1,818)

Interest income                                                                             2          3            3         11
Interest expense                                                                         (280)      (541)        (559)    (1,305)
Other income, net                                                                           6          6           90         40
                                                                                      -------    -------      -------    -------
 Other expense                                                                           (272)      (532)        (466)    (1,254)

                                                                                      -------    -------      -------    -------
  Loss before provision for income taxes                                               (1,162)    (1,118)      (2,762)    (3,072)
Provision for income taxes                                                                  7          9           17         18
                                                                                      -------    -------      -------    -------

Net loss                                                                              $(1,169)   $(1,127)     $(2,779)   $(3,090)
                                                                                      =======    =======      =======    =======

Net loss per share:
   Loss per common share- basic and diluted                                           $ (0.17)   $ (0.21)     $ (0.41)   $ (0.57)
                                                                                      =======    =======      =======    =======

Weighted average number of common shares outstanding:
   Common shares- basic and diluted                                                     6,937      5,435        6,837      5,435
                                                                                      =======    =======      =======    =======

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                           Balance Sheets - Unaudited
                 (In thousands except share and par value data)

                    ASSETS

                                                              March 27,              Sept 27,
                                                             ------------         ------------
                                                                2004                  2003
Current Assets:
  Cash                                                     $         124          $      2,463
  Accounts receivable, net                                           799                   634
  Accounts receivable, related party                                 163                   436
  Costs in excess of billings for development projects                 8                     -
  Prepaid expenses and other                                         249                   272
                                                             ------------          ------------
Total current assets                                               1,343                 3,805
                                                             ------------          ------------
Property, plant and equipment, at cost                            20,328                20,328
Less-accumulated depreciation                                     (2,586)               (2,008)
                                                             ------------          ------------
Total property, plant and equipment                               17,742                18,320
                                                             ------------          ------------

Other assets                                                         342                   448
                                                             ------------          ------------
Total assets                                               $      19,427          $     22,573
                                                             ============          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt (See- Notes C and D)   $       1,688          $      1,568
  Accounts payable and accrued expenses                              710                   681
  Accrued payroll and benefits                                       407                   386
  Billings in excess of costs for development projects                34                   306
  Billings in excess of costs for development projects-related party   -                   536
  Other current liabilities                                          241                 1,130
                                                             ------------          ------------
Total current liabilities                                          3,080                 4,607
                                                             ------------          ------------
Long-term debt, net (See- Note D)                                  9,206                12,057
                                                             ------------          ------------
Other liabilities                                                    132                   132
                                                             ------------          ------------

Stockholders' Equity:
  Preferred stock, $.0001 par value, authorized 2,500,000 shares,
     none issued and outstanding                                       -                     -
  Common stock, $.0001 par value, 25,000,000 shares authorized,
     6,937,444 shares issued at March 27, 2004 and 6,152,498
    shares at September 27, 2003                                       1                     1
  Paid-in capital (See Notes C and D)                             23,056                19,202
  Accumulated deficit                                            (16,048)              (13,269)
                                                             ------------          ------------
                                                                   7,009                 5,934

  Unearned restricted stock compensation                               -                  (157)
                                                             ------------          ------------
Total stockholder's equity                                         7,009                 5,777
                                                             ------------          ------------
Total liabilities and stockholders' equity                 $      19,427          $     22,573
                                                             ============          ============

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed balance sheets.

                        INNOVATIVE MICRO TECHNOLOGY, INC.

                      Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                            Six Months  Six Months
                                                                                Ended      Ended
                                                                              March 27,  March 29,
                                                                              --------   ------
                                                                                2004      2003
                                                                                ----      ----
Cash Flows from Operating Activities:
  Net loss                                                                    $(2,779)  $ (3,090)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                 578        582
    Gain on sale of building                                                        -       (623)
    Employee restricted stock amortization                                        157        625
    Amortization of loan costs                                                      -         46
    Induced conversion of professional notes (See- Note D)                        203          -
    Changes in assets and liabilities:
        Accounts receivable, net                                                  108       (267)
        Costs in excess of billings on development projects                        (8)      (223)
        Costs in excess of billings on development projects-related party           -         15
        Prepaid expenses and other                                                 23        166
        Other assets                                                              106        144
        Accounts payable and accrued expenses                                      29          8
        Accrued payroll and benefits                                               21         18
        Billings in excess of costs on development projects                      (272)       (22)
        Billings in excess of costs on development projects-related party        (536)        40
        Other current liabilities                                                 119        223
                                                                              -------    -------
    Net cash flows used in operating activities                                (2,251)    (2,358)
                                                                              -------    -------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                        -        (28)
  Proceeds from sale of fixed assets, net                                           -      5,977
                                                                              -------    -------
    Net cash flows used in investing activities                                     -      5,949
                                                                              -------    -------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock (See- Note C)                                894          -
  Proceeds from loan (See- Note C)                                              1,500          -
  Repayment of debt (See- Note D)                                              (2,482)    (6,251)
                                                                              -------    -------
    Net cash flows used in financing activities                                   (88)    (6,251)
                                                                              -------    -------

Net (decrease) increase in cash                                                (2,339)    (2,660)
Cash at beginning of period                                                     2,463      2,890
                                                                              -------    -------
Cash at end of period                                                         $   124    $   230
                                                                              =======    =======

Supplemental Cash Flow Data:
Interest paid                                                                 $   559    $   847
                                                                              =======    =======
Income taxes paid                                                             $    13    $     -
                                                                              =======    =======

Supplemental disclosure on non-cash financing activity:
Conversion of professional notes payable to common stock                      $ 2,757    $     -
                                                                              =======    =======

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

                     Selected Notes to Financial Statements
                                    Unaudited
                                 March 27, 2004

Note A: Basis of Presentation
-----------------------------

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the "Chapter 11 Reorganization") and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $1.2 million and $2.8 million for the three and six months ended March 27, 2004 and has a working capital deficit of $1.7 million as of March 27, 2004. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors qualified their opinion on the Company's September 27, 2003 financial statements by including an explanatory paragraph, in which they expressed substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements are prepared based the assumption that the Company will continue as a going concern and do not include the adjustments that would be necessary if it became clear that the Company could not continue as a going concern. Operating results for the six months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending October 2, 2004. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended September 27, 2003.


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

Note C:  Related Party Transaction
----------------------------------

      On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note "(Note") for $1.5 million with L-3 Communications Corporation ("L-3"). The Note is due upon demand from L-3 and L-3 has the option to convert the Note plus its accrued interest to common stock of the Company at the price of $5.35 per share. The accrued and unpaid interest on the Note will be compounded quarterly at a rate equal to the prime rate published in the Wall Street Journal at the end of each quarter plus 2%. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation.

      On October 31, 2003, L-3 Communications Corporation exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company. The Company used the funds for working capital requirements. The Company had accounts receivable of $0.2 million related to L-3, as of March 27, 2004.

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

      During the Chapter 11 Reorganization, the Company was advised by the investment banking firm of Houlihan Lokey Howard & Zukin and the law firms of Stutman, Treister & Glatt Professional Corporation, and Sheppard, Mullin, Richter & Hampton LLP. The Official Committee of Creditors Holding Unsecured Claims was advised by the law firm of O'Melveny & Myers, LLP (the Plan refers to these financial and legal advisors as the "Professional Persons"). The Plan provided that, as of the Effective Date of the Plan, an Allowed Administrative Claim was due to the Professional Persons in a total amount of approximately $4.1 million.

      The Bankruptcy Code gives each Professional Person the right to be paid cash, in full, at the effective date of the reorganization plan, in an amount equal to the Professional Person's Allowed Administrative Claim. The Professional Persons all agreed to defer payment of their Allowed Administrative Claims, and in consideration for this deferral the Plan provided for each Professional Person to receive a promissory note. These notes were issued in an aggregate principal amount of approximately $4.1 million, and in accordance with the Plan, provided for (1) the monthly payment of interest based upon a rate of 12% per annum, simple interest, on the outstanding balance, (2) payment of $1.2 million against the notes as soon as practical after the sale of the Hollister property, and (3) payment of the balance on the notes, together with unpaid interest on the second anniversary of the effective date of the Plan (the "Effective Date"). The notes were secured by a first priority lien on the equipment owned by the Company as of the Effective Date and a lien on the Hollister property that was junior to all other liens outstanding on the Effective Date. At the option of the holders, the notes were convertible into common stock of the Company at a price of $8.20 per share.

      On September 30, 2003, pursuant to an agreement between the Company and the Professional Persons, the $4.1 million in notes plus accrued interest of approximately $1.0 million were cancelled in consideration of cash payments by the Company to the Professional Persons of $2.4 million in cash and the issuance to the Professional Persons of 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29. The Company issued 91,826 shares of Common Stock at $5.35 per share, which was below the original note conversion price of $8.20. This reduced price plus warrants to purchase additional common stock were offered to induce the holder to take a reduced amount of cash for their final agreement with the Company. The Company recognized approximately $0.2 million of expense in the first fiscal quarter of 2004 related to this transaction.

      The  Company's   long-term  debt  is  summarized   below   reflecting  the
transactions in Notes C and D (in thousands):

                                               March 27,
                                                 2004
                                               ---------
Secured Promissory Note                        $ 1,500

Property Mortgage                                8,830

Property Taxes                                     564
                                               ---------
                                                10,894

Less - Current portion                          (1,688)
                                               ---------
Total                                          $ 9,206
                                               =========

Note E:  Stock-Based Compensation
---------------------------------

      The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three and six month periods ended March 27, 2004 and March 29, 2003, consistent with the provisions of FAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

      (in thousands, except per share amounts)

                                     Three Months  Three Months   Six Months     Six Months
                                         Ended         Ended         Ended         Ended
                                       March 27,     March 29,     March 27,      March 29,
                                     -------------------------------------------------------
                                         2004         2003           2004           2003
                                         ----         ----           ----           ----
Net loss -- as reported               $ (1,169)     $ (1,127)      $ (2,779)      $  (3,090)
Less -- fair value of stock-based
  employee compensation
  expense, net of related tax effects $   (288)     $   (262)      $   (573)      $    (525)
                                     -----------   -----------------------------------------
Net loss -- pro forma                 $ (1,457)     $ (1,389)      $ (3,352)      $  (3,615)
                                     ===========   =========================================
Net loss per share (basic and
  diluted) -- as reported             $  (0.17)     $  (0.21)      $  (0.41)      $   (0.57)
Net loss per share (basic
  and diluted) -- pro forma           $  (0.21)     $  (0.26)      $  (0.49)      $   (0.67)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants.


                        Three Months   Three Months    Six Months  Six Months
                           Ended         Ended           Ended       Ended
                          March 27,    March 29,       March 27,   March 29,
                      --------------------------------------------------------
                            2004         2003           2004         2003
                            ----         ----           ----         ----

Risk free interest rate     3.71%        3.81%          3.71%        3.85%
Expected life             4 years      4 years        4 years      4 years
Expected volatility           68%          74%            68%          74%

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

      Basic and diluted net loss per share computed in accordance with SFAS 128 for the three and six months ended March 27, 2004 and March 29, 2003 are as follows:

      (in thousands, except per share amounts)

                                      Three Months  Three Months   Six Months     Six Months
                                          Ended         Ended         Ended         Ended
                                        March 27,     March 29,     March 27,      March 29,
                                      ------------------------------------------------------
                                          2004         2003           2004           2003
                                          ----         ----           ----           ----
BASIC AND DILUTED EPS
  Net loss                             $  (1,169)    $  (1,127)    $  (2,779)      $  (3,090)
  Denominator: weighted average
  common shares outstanding                6,937         5,435         6,837           5,435
Net loss per share - basic and diluted     (0.17)        (0.21)        (0.41)          (0.57)

      The following potentially dilutive securities were outstanding at March 27, 2004 and were not included above because to do so would be anti-dilutive: options to purchase 1,711,501 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005, warrants to purchase 83,500 shares of common stock at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending September 3, 2006, warrants to purchase 16,437 of common stock at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of thirty six months ending September 30, 2006. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan (the "Plan Warrants") are not considered potential dilutive securities, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan. The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company's ability to exercise the call options.

      The following potentially dilutive securities were outstanding at March 29, 2003 and were not included above because to do so would be anti-dilutive:
250,000 shares of restricted common stock issuable under the Plan, options to purchase 1,562,397 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 shares of common stock at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005 and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible notes which were due November 16, 2003 (see Note D - Debt).


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

      Costs in excess of billings on development projects: These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at March 27, 2004 were minimal related to capitalized costs under completed contract method of accounting, as described below.

      Billings in excess of costs on development projects: These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at March 27, 2004 were minimal related to capitalized costs under completed contract method of accounting, as described below.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company's MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company's MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three and six months ended March 27, 2004 and March 29, 2003. The Company's warranty policy provides for the replacement of defective parts when the customer's return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

      A portion of the Company's facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next two years with renewal options. Rental income is recorded on a straight-line basis.

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $8.8 million of the Company's debt at March 27, 2004 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The 8% interest rate on $0.6 million of debt due on delinquent property taxes is at rates below market. The fair value of the debt would be $0.4 million based on the Company's cost of capital of 12%. The 6% interest rate on the $1.5 million of debt due to L-3 is at rates below market. The fair value of the debt would be $0.8 million based on the Company's cost of capital of 12%.

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

Note H: Segments of Business:
----------------------------

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


      MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company's specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company learned in October 2003 that it may have been infringing upon the service mark of another firm operating in the same business area under the name of Insight Analytical Labs, Inc. The Company changed Insight Analytical's name to IMT Analytical in the first fiscal quarter of 2004. The Company has approximately 51,000 square feet of building space available to lease. As of March 27, 2004, approximately 34,000 square feet were under long-term lease arrangements and the payments received are reported as Rental Income.


      The Company's management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to and/or among the segments.

      The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

                                            Santa Barbara        Insight              Rental         United States
                              MEMS           Tool and Die       Analytical            Income             Total
                        -------------------------------------------------------------------------------------------
Three Months Ended:
March 27, 2004
Net sales               $  1,756            $    304            $     14            $    132            $  2,206
                        ===========================================================================================
Intercompany
Sales                   $      1            $     26            $     93            $      -            $      -
                        ===========================================================================================
Gross profit (loss)     $   (523)           $     51            $     31            $     96            $   (345)
                        ===========================================================================================
Long Lived Assets       $ 15,138            $     97            $     35            $  2,472            $ 17,742
                        ===========================================================================================

Three Months Ended:
March 29, 2003
Net sales               $    284            $    202            $     44            $    128            $    658
                        ===========================================================================================
Intercompany
Sales                   $      1            $     21            $     68            $      -            $      -
                        ===========================================================================================
Gross profit (loss)     $   (443)           $     49            $      3            $     90            $   (301)
                        ===========================================================================================
Long Lived  Assets      $ 16,087            $    131            $     58            $  2,596            $ 18,872
                        ===========================================================================================
Six Months Ended:
March 27, 2004

Net sales               $  4,043            $    540            $     39            $    263            $  4,885
                        ===========================================================================================
Intercompany
Sales                   $      3            $     43            $    160            $      -            $      -
                        ===========================================================================================
Gross profit (loss)     $ (1,064)           $     66            $     14            $    197            $   (787)
                        ===========================================================================================
Long Lived Assets       $ 15,138            $     97            $     35            $  2,472            $ 17,742
                        ===========================================================================================

Six Months Ended:
March 29, 2003

Net sales               $  1,603            $    281            $     79            $    255            $  2,218
                        ===========================================================================================
Intercompany
Sales                   $      3            $     55            $    147            $      -            $      -
                        ===========================================================================================
Gross profit (loss)     $   (817)           $      6            $     19            $    182            $   (610)
                        ===========================================================================================

Long Lived Assets       $ 16,087            $    131            $     58            $  2,596            $ 18,872
                        ===========================================================================================

      The Company had no purchases of property, plant and equipment in the first six months of fiscal 2004 compared to minimal purchases in the first six months of fiscal 2003.

The Company's foreign sales for the first six months of both fiscal 2004 and 2003 were all to a customer in Japan. The following table displays domestic and foreign revenue (in thousands):

                        Three Months   Three Months    Six Months  Six Months
                           Ended         Ended           Ended       Ended
                          March 27,    March 29,       March 27,   March 29,

($000's)                    2004         2003           2004         2003
                            ----         ----           ----         ----
                        ------------------------------------------------------
Revenue
-------
Domestic                 $  2,140       $   542        $  4,454      $  1,845
Foreign                        66           116             431           373
                        ------------------------------------------------------
Total                    $  2,206       $   658        $  4,885      $  2,218
                        =======================================================


      The Company had two customers with sales greater than 10% of its total sales for the first six months of fiscal 2004. L-3 accounted for 34% and one other customer accounted for 24% of the Company's total sales for the period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. "FORWARD LOOKING STATEMENTS" MAY BE IDENTIFIED BY THE USE OF THE WORDS SUCH AS "BELIEVE," "EXPECT," "INTENDS," "ESTIMATE," "ANTICIPATE," "PROJECT," "WILL," AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. ALL OF THE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY, WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN AND DIFFICULT TO PREDICT. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH ESTIMATES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "RISK FACTORS AFFECTING OUR BUSINESS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE COMPANY'S INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S ABILITY TO MAKE THE TRANSITION TO VOLUME PRODUCTION OF MEMS PRODUCTS; THE COMPANY'S HISTORY OF LOSSES AND BANKRUPTCY; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL; CHANGING TECHNOLOGY; COMPETITION; THE COMPANY'S ABILITY TO PROTECT INTELLECTUAL PROPERTY, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS; LACK OF AN ACTIVE TRADING MARKET FOR THE COMPANY'S COMMON STOCK; RISKS RELATED TO INTERNATIONAL TRANSACTIONS; ENVIRONMENTAL LAWS AND REGULATIONS, SUPPLIES OF RAW MATERIALS; ANTI-TAKEOVER PROVISIONS OF THE COMPANY'S CHARTER AND DELAWARE LAW; AND GENERAL ECONOMIC AND POLITICAL UNCERTAINTY.

General
-------

      The Company designs and manufactures micro-electro-mechanical systems ("MEMS") for the telecommunications, inertial navigation, bio-technical, microfluidics, biomedical, and the wireless communication industries. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the "mechanical" part of the name.

      Prior to January of 2000 the Company's principal business was the manufacturing of magnetic recording heads for use in the disk drive industry. The Company filed for protection under Chapter 11 of the U.S. bankruptcy code in January 2000, and emerged from bankruptcy with the effectiveness of its Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the "Plan") in November of 2001. During the reorganization period the Company reorganized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry sectors.

      The company owns a wafer fabrication facility including a 30,000 square foot clean room, which was originally developed for its magnetic recording head business. Without modification the facility is capable of manufacturing advanced design MEMs in commercial volumes using six-inch wafers. However, the facility is currently used for making prototypes and for new product development in preparation for volume manufacturing. This results in significant unused capacity, and sales that do not support the high fixed costs of operating a wafer fabrication facility.

      The Company believes that it will begin the transition to limited volume production of some MEMs products in the first quarter of fiscal 2005. The Company expects the shift to begin to remedy the problems of overcapacity and high fixed costs. The Company is currently seeking additional capital to enable it to make this transition.

      The Company has three additional lines of business, which are: Santa Barbara Tool and Die, a machine, model and die shop, IMT Analytical, an analytical lab, and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die and IMT Analytical are strategic parts of the core company, in that their services are used to make the core business more competitive. Both use their capacity that exceeds the Company's core requirements to provide services to outside customers.

      The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related revenue, which are predominantly orders for delivery of prototypes and new product development. The revenue for the second fiscal quarter of 2004 was predominantly related to the Company's customer development projects. These include an assistance agreement from the U.S. Defense Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications and development projects for a wireless electrostatic switch and a sensor used to control the amount of carbon dioxide in internal environments. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company's 30,000 square foot wafer fabrication facility. The Company plans to transition from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers. This process depends in part on the general development and acceptance of MEMS technology industry-wide, the success of the customer's product and the Company's ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company's operating results and liquidity.

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

      Going Concern Assumption: The Company has incurred net losses and losses from operations for each quarter since 1999. The Company incurred a net loss of $1.2 million and $2.8 million for the three and six month periods ended March 27, 2004 and has a working capital deficit of $1.7 million as of March 27, 2004. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. The Company has not secured additional capital for these expenses or for working capital in future periods. It will also need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all.

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

      Statement of Position 90-7 and Fresh-Start Accounting: The Company exited the Chapter 11 Reorganization on November 16, 2001 ("Effective Date"). The Company has adopted the fresh-start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by SFAS No. 142, "Goodwill and Other Intangible Assets." As provided for under the Company's reorganization plan (the "Plan"), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company issued the common stock certificates and warrants in fiscal 2003.

      Revenue Recognition and Warranty Policies: The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company's MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company's MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company's MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the second fiscal quarter of 2004 or 2003. The Company's warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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

      Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $8.8 million of the Company's debt at March 27, 2004 approximates fair market value as the debt is with multiple lenders and it had been negotiated at the same rate which appears to represent a market rate of interest. The 8% interest rate on $0.6 million of debt due on delinquent property taxes is at rates below market. The fair value of the debt would be $0.4 million based on the Company's cost of capital of 12%. The 6% interest rate on the $1.5 million of debt due to L-3 is at rates below market. The fair value of the debt would be $0.8 million based on the Company's cost of capital of 12%.


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

      Overview. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company's Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003 and the interim, unaudited financial statements and the notes thereto included with this quarterly report on form 10-QSB.


Three Months Ended March 27, 2004
---------------------------------

      Net Revenue. Net revenue was $2.2 million for the second quarter of fiscal 2004 compared to $0.7 million for the same period of fiscal 2003. The sales for the second fiscal quarter of 2004 consisted of $1.8 million of MEMS-related business, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants. The sales improvement, as compared to the same quarter of fiscal 2003, was due to an increase in the level of completed contracts in the MEMS-related portion of the business. The Company completed phase I of its long-term contract with the U.S. Defense Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications for a value of $1.1 million in the second fiscal quarter of 2004. The sales for the fiscal 2003 period consisted of $0.3 million of MEMS, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants.

      Gross Loss. Gross loss was $0.3 million or cost exceeded revenue by 15.6% for the second fiscal quarter of 2004 compared to a gross loss of $0.3 million or costs in excess of revenue of 45.7% for the second fiscal quarter of 2003. The fiscal 2004 period saw the MEMS portion of the business generate a gross loss of $0.5 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. In the second fiscal quarter of 2003, the MEMS portion of the business had a gross loss of $0.4 million and leasing of excess space to tenants provided a $0.1 million gross profit. The second fiscal quarter of 2003 included $0.1 million in amortization of employee stock incentives. The Company completed phase I of its long-term contract with the U.S. Defense Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications for a value of $1.1 million in the second fiscal quarter of 2004. The Company recognized no margin on a substantial portion of this revenue because losses on the project were recognized in prior periods, as they were determined, in accordance with the Company's revenue recognition policy. Therefore, the revenue for the second fiscal quarter of 2004 excluding this project was approximately $1.1 million for an increase of $0.4 million compared to the $0.7 million in the second fiscal quarter of 2003. Cost increases required to support the Company's future growth offset the $0.4 million increase in net revenue resulting in the same gross loss for the second quarter of both fiscal 2004 and 2003. The gross loss in the second quarter of fiscal 2004 was due to the under-absorption of the factory fixed costs (eg, depreciation, utilities). As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs. The Company had fifty-four production employees at the end of the second fiscal quarter of 2004 compared to forty-one at the end of the same period of fiscal 2003.

Research and Development. Research and development ("R&D") expense, as a percentage of net sales, was 7.3 % for the second fiscal quarter of 2004 compared to 35.6% for the second quarter of fiscal 2003. R&D expense decreased as a percentage of sales in the second quarter of fiscal 2004 due to the increase in net sales; however, measured in dollars, R&D expenditures were approximately the same for the two periods at $0.2 million. R&D expense for the second fiscal quarter of 2003 included $0.1 million in amortization of employee stock incentives. The Company had four employees focused on the development of new products and manufacturing processes as of the end of both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expense ("SG&A") as a percentage of net sales was 17.5% for the second fiscal quarter of 2004 and 102.4% for the second quarter of fiscal 2003. SG&A expenses decreased as a percentage of sales in the second quarter of fiscal 2004 due to the increase in net sales and a reduction in costs; measured in dollars, S,G&A expenditures were $0.4 million and $0.7 million for the second fiscal quarter of 2004 and 2003, respectively. The second fiscal quarter of 2003 included non-recurring auditor and attorney fees associated with the Company's exit from its Chapter 11 reorganization and the filing of its delinquent financial statements with the Securities and Exchange Commission (SEC). The second fiscal quarter of 2003 SG&A expense included $0.1 million in amortization of employee stock incentives. The Company has seven employees providing the services reported as SG&A as of the end of both periods.

Interest Expense. Interest expense was $0.3 million for the second fiscal quarter of 2004 compared to $0.5 million for the second fiscal quarter of 2003. The fiscal 2004 interest expense is primarily associated with the Company's property mortgage. This debt requires interest-only monthly payments based upon a 12% annual interest rate. The decrease in interest expense compared to the second fiscal quarter of 2003 is primarily due to the decrease in debt balances due to the sale of the Company's Hollister property and the payoff of its associated mortgage, which occurred in the second fiscal quarter of 2003 and the settlement of the Company's Professional Notes in the first fiscal quarter of 2004 (see Note D - Debt). The sale of the Hollister property and the settlement of the Professional Notes combined for an annual reduction of the Company's interest expense of approximately $1.2 million.

Six Months Ended March 27, 2004
-------------------------------

Net Revenue. Net revenue was $4.9 million for the first six months of fiscal 2004 compared to $2.2 million for the six months of fiscal 2003. The fiscal 2004 period sales were made up of $4.0 million of MEMS-related business, $0.6 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.3 million from leasing of space to tenants. The MEMS-related business generated sales of $1.6 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated sales of $0.3 million and $0.3 million came from leasing of space to tenants for the first six months of fiscal 2003. The main reason for the increase in sales in fiscal 2004 compared to 2003 is related to the MEMS portion of the business which completed two major contracts in the first half of the year. The Company completed a $1.6 million contract with L-3 for its inertial navigation device and also completed a $1.1 million assistance agreement with the U.S. Defense Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications.

Gross Loss. Gross loss was $0.8 million or cost exceeded revenue by 16.1% for the first six months of fiscal 2004 compared to a gross loss of $0.6 million or costs in excess of revenue of 27.5% for the first six months of fiscal 2003. The MEMS related business had a gross loss for the fiscal 2004 period of $1.1 million. The MEMS business gross loss included $0.1 million and $0.2 million in amortization of employee stock incentives for the first six months of fiscal 2004 and 2003, respectively. Santa Barbara Tool and Die and IMT Analytical combined for a gross profit of $0.1 million and leasing of space to tenants had a gross profit of $0.2 million for the first six months of fiscal 2004. The MEMS related business had a gross loss of $0.8 million for the first six months of fiscal 2003. The combination of Santa Barbara Tool and Die and IMT Analytical combined for a minimal gross profit for the fiscal 2003 period. Leasing of space to tenants provided a $0.2 million gross profit for this same period. The Company completed one of its two long-term contracts with L-3 Communications, which started in November 2001, for $1.6 million and phase I of its long-term contract with the U.S. Defense Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications for a value of $1.1 million in the first six months of fiscal 2004. The Company recognized no margin on a substantial portion of this revenue because losses on these projects were recognized in prior periods, as they were determined, in accordance with the Company's revenue recognition policy. Therefore, the revenue for the first six months of fiscal 2004 excluding these projects was approximately $2.2 million or identical to the first six months of fiscal 2003. Cost increases required to support the Company's future growth resulted in an increase in gross loss of approximately $0.3 million for the first six months of fiscal 2004 as compared to the same period of fiscal 2003.

Research and Development. R&D expense, as a percentage of net sales, was 7.4% for the first six months of fiscal 2004 compared to 20.7% for the first six months of fiscal 2003. R&D expense decreased as a percentage of sales in the second quarter of fiscal 2004 due to the increase in net sales; measured in dollars, R&D expenditures were slightly lower for the 2004 period at $0.4 million compared to $0.5 million for the fiscal 2003 period. R&D expense included $0.1 million and $0.2 million in amortization of employee stock incentives for the fiscal 2004 and 2003 periods, respectively. R&D expenditures were approximately the same for the two periods, as the number of employees responsible for these activities remained consistent at four.

Selling, General and Administrative Expenses. Selling, general and administrative expense as a percentage of net sales was 23.5% for the first six months of fiscal 2004 and 61.9% for the first six months of fiscal 2003. Expenses in dollars were $1.1 million for the first six months of fiscal 2004 compared to $1.4 million for the same period of fiscal 2003. The first six months of fiscal 2004 included $0.2 million in expenses related to the settlement of the Company's Professional Notes (see Note D - Debt). The fiscal 2004 period expense included $0.1 million in amortization of employee stock incentives compared to $0.3 million for the same period of 2003. The first half of fiscal 2003 includes $0.1 million of expenses related to the Hollister property, which the Company sold in the second fiscal quarter of 2003. SG&A expenses for the fiscal 2004 period display a slight decrease from the 2003 period after adjustment for the aforementioned items. The first half of fiscal 2003 included non-recurring auditor and attorney fees associated with the Company's exit from its Chapter 11 reorganization and the filing of its delinquent financial statements with the SEC. The Company has seven employees providing the services reported as SG&A as of the end of both periods.

Interest Expense. Interest expense was $0.6 million for the first six months of fiscal 2004 and $1.3 million for the first six months of fiscal 2003. The decrease in interest expense compared to the first six months of fiscal 2003 is primarily due to the decrease in debt balances due to the sale of the Company's Hollister property and the payoff of its associated mortgage, which occurred in the second fiscal quarter of 2003 and the settlement of the Company's Professional Notes in the first fiscal quarter of 2004 (see Note D - Debt). The sale of the Hollister property and the settlement of the Professional Notes combined for an annual reduction of the Company's interest expense of approximately $1.2 million.


Liquidity and Capital Resources
-------------------------------

      The Company's cash balance was $0.1 million at March 27, 2004 compared to $2.5 million at September 27, 2003. The decrease in cash was primarily due to the use of $2.4 million for the cash portion of the Company's settlement of its Professional Notes (see Note D - Debt) and $2.3 million for operating activities for the first six months of fiscal 2004. The Company had minimal expenditures for capital equipment for the first six months of fiscal 2004. The Company offset its $2.3 million use of cash for operating activities through the following two transactions with L-3. On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note for $1.5 million with L-3. The Note is due upon demand from L-3 and L-3 has the option to convert the Note plus its accrued interest to common stock of the Company at the price of $5.35 per share. The accrued and unpaid interest on the Note will be compounded quarterly at a rate equal to the prime rate published in the Wall Street Journal at the end of each quarter plus 2%. On October 31, 2003, L-3 exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company.

      The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. However, the Company believes that its facilities and equipment are generally sufficient to satisfy its near-term plans and accordingly, in fiscal 2004, the Company plans to have minimal capital expenditures. The Company's liquidity and ability to fund operating and capital expenditure requirements during fiscal 2004 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis. If the Company is unable to achieve any of its targeted revenue sources on which the fiscal 2004 liquidity depends on a timely basis, and is unable to obtain adequate alternative financing or capital infusion, the Company will have difficulty maintaining its competitive position. If the Company cannot secure the funds to support its high fixed costs, it could be forced to cease operations. Because of the Company's recurring losses from operations and negative cash flow, the

Company's accountants have expressed substantial doubt about its ability to continue as a going concern.

      The Company completed an equity financing transaction with L-3, a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued to L-3 935,000 shares of common stock along with two warrants. The first warrant for the purchase of 167,000 shares of common stock at $5.35 per share was exercised on October 31, 2003 for $0.9 million. The second warrant has a term of thirty-six months and is exercisable for up to 700,000 shares at an aggregate price of $5.1 million, or $7.29 per share. The Company completed a second sale of Common Stock and warrants to L-3 Communications Corporation ("L-3") on September 3, 2003 for $2.5 million in cash. In that transaction, the Company issued 467,500 shares of Common Stock to L-3 along with two warrants. The first warrant has a term of eighteen months and is exercisable for up to 83,500 shares of Common Stock at a price of $5.35 per share or an aggregate value of $0.4 million. The second warrant has a term of thirty-six months and is exercisable for up to 350,000 shares of Common Stock at a price of $7.29 per share or an aggregate value of $2.6 million. The value of the warrants is not reflected in the accompanying financial statements, as it was recorded within common stock. Funding through the exercise of the warrants, or any part of the warrants, is at the exclusive discretion of L-3. The Company cannot give assurance that any additional financing will be available or, if available, that its terms will be favorable to the Company.

      In order to obtain additional working capital, the Company is currently pursuing a replacement mortgage on its facility in California. The Company is in negotiation with a lender on a loan application that could provide up to $1.4 million in working capital and replace the existing 12% interest mortgage with current lower rates. The refinancing is expected to be completed in the fourth fiscal quarter of 2004. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company. The Company is currently investigating accounts receivable financing opportunities. The Company has determined that this financing is not available for its development projects; however, it will be available for its products when it achieves volume production. The Company expects to be in limited volume production by its first fiscal quarter of 2005 and will attempt to secure accounts receivable financing at that time. The Company cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be acceptable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company's financial condition and competitive position. As of March 27, 2004, the Company has a working capital deficit of $1.7 million. Because of the Company's recurring losses from operations and negative cash flow the Company's auditors have expressed substantial doubt about its ability to continue as a going concern.

      The  Company  had  no  purchase   commitments   associated   with  capital
expenditures at March 27, 2004.

      The Company owns its premises and has no leases for which it is the lessee.

      The Company's liquidity depends, in part, on customers paying according to the Company's terms. The Company is also subject to market price changes. Any changes in credit terms given to major customers would have an impact on the Company's cash flow. Credit extended to the Company by suppliers' is another source of short-term financing and any adverse changes in their terms will have a negative impact on the Company's cash flow.

      The following summarizes the Company's significant contractual obligations at March 27, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

                                                     Payments Due by Period
                                                     ----------------------
                                                Less than 1
Contractual Obligations           Total             Year          1-3 Years          4-5 Years      After 5 Years
-----------------------           -----             ----          ---------          ---------      -------------
Secured Promissory Note        $   1,500         $  1,500

Property Mortgage              $   8,830         $      -        $  8,830            $      -         $        -

Property Taxes                       564              188             376                                      -
                               ---------         --------        --------            --------         ----------
Long-Term Debt                 $  10,894         $  1,688        $  9,206            $      -         $        -
                               ---------         --------        --------            --------         ----------

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

      THE COMPANY HAS INCURRED LOSSES SINCE 1999; IT RECENTLY EMERGED FROM BANKRUPTCY, AND EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

      The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.2 million and $2.8 million for the three and six month periods ended March 27, 2004. It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company's revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

      LIQUIDITY

      The Company is currently pursuing a replacement mortgage on its facility in California. The Company is in negotiation with a lender on a loan application that could provide up to $1.4 million in working capital and replace its existing 12% interest mortgage with current lower rates. The re-financing is expected to be completed in the fourth fiscal quarter of 2004. The Company cannot give assurance that re-financing of this mortgage will be available or, if available, that its terms will be favorable to the Company. The Company is currently investigating accounts receivable financing opportunities. The Company has determined that this financing is not available for its development projects; however, it will be available for its products when it achieves volume production. The Company expects to be in limited volume production by its first fiscal quarter of 2005 and will attempt to secure accounts receivable financing at that time. The Company cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be favorable to the Company.

      CAPITAL NEEDS.

      The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had no purchases of property, plant and equipment in the first six months of fiscal 2004. During fiscal 2004, the Company plans to have minimal purchases of property, plant and equipment. However, the Company has an immediate need to secure additional working capital to fund its operations and the transition from production of primarily prototypes to volume production. The Company may also need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operations and capital expenditures, which would adversely affect the Company's future operating results and could prevent the Company from competing successfully in the MEMS industry or continuing its business.

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

      FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

      The Company's operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company's sales are generally made pursuant to individual purchase orders and production is scheduled on the basis of such purchase orders. Because the market for MEMS products is new, and the Company is constantly introducing new designs ordered by customers, the sales cycles are long and unpredictable. The sales cycle for the Company's products typically ranges from three to six months. Moreover, as customer programs mature, the Company may have to writedown the value of inventory and equipment. In addition, the Company must qualify on future programs to sell its products. The timing of initiating or completing a major contract can disproportionately affect quarterly revenue and expense. The Company has an assistance agreement with an agency of the U.S. Government and is a subcontractor for a defense related Government contract. Changes in U.S. Government budget spending could have an adverse affect on the Company. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company's future operating results. In particular, in the past the Company's operating results have been adversely affected when production capacity was underutilized, and they will likely be so affected in the future.

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

      THE COMPANY'S COMMON STOCK MAY BE ILLIQUID AND SUFFER FROM PRICE VOLATILITY BECAUSE IT HAS NOT BEEN PUBLICLY TRADED.

      There has not been a public market for the Company's common stock since January, 2000. The Company's outstanding common stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market or quotation on the Nasdaq. The Company intends to apply for listing of its common stock, but believes it cannot successfully do so until its financial condition improves. Even if listed, it is likely that the stock will initially be thinly traded and the Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. Conversely, the thin trading market in the Company's stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

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

        o  restrictions on exports of products enjoying sensitive technology;

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

Item 3.  Controls And Procedures
         -----------------------

      The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of March 27, 2004, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

      There were no significant changes in the Company's internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, internal controls over financial statements, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report.

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

Item 2.  Changes in Securities and Small Business Issuer Purchases of Securities
         -----------------------------------------------------------------------

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

      4.3  Warrant  Agreement   between  the  Company  and  L-3   Communications
           Corporation, dated September 3, 2003.

      4.4 Warrant Agreement between the Company and Stutman Treister & Glatt, Professional Corporation, dated September 30, 2003.

      31.1 Certification  of CEO Pursuant to Rule  13a-14(a)  Under the Exchange
           Act

      31.2 Certification  of CFO Pursuant to Rule  13a-14(a)  Under the Exchange
           Act

      32 Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)  Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K on March 30, 200 reporting under Item 2 that on March 15, 2004, the Company entered into a $1,500,000 Secured Promissory Note ("Note") in favor of L-3 Communications Corporation ("L-3"). In connection with the Note, the Company also entered into a Security Agreement and Supplemental Agreement with L-3. The Note is secured by substantially all of the personal property of the Company pursuant to the terms of the Security Agreement. The Supplemental Agreement, in consideration for investments and loans made by L-3 to the Company, provides L-3 with certain rights with respect to board participation, quarterly management reviews, cost reduction measures and limitations on transactions with affiliates.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INNOVATIVE MICRO TECHNOLOGY, INC.



Dated: May 10, 2004            /s/ John S. Foster
                               ------------------
                               John S. Foster
                               On behalf of the Company and as
                               Chairman of the Board and Chief Executive Officer


Dated: May 10, 2004            /s/ Peter T. Altavilla
                               ---------------------
                               Peter T. Altavilla
                               Chief Financial Officer
                               (Principal Accounting Officer)