Form 10QSB
period 2004-06-26
INNOVATIVE MICRO TECHNOLOGY INC
filed 2004-08-10
CIK 6948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 26, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No.1-6635

INNOVATIVE MICRO TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	95-1950506
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

75 Robin Hill Road, Goleta, California 93117

(Address of principal executive offices)

Issuer’s telephone number: (805) 681-2800

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,937,444 shares of $.0001 par value common stock as of August 6, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements included in this report have been prepared by Innovative Micro Technology, Inc. (the “Company” or “IMT”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003.

The following unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented.

INNOVATIVE MICRO TECHNOLOGY, INC.

Statements of Operations - Unaudited

(In thousands except per share data)

	Three Months Ended June 26, 2004	Three Months Ended June 28, 2003	Nine Months Ended June 26, 2004	Nine Months Ended June 28, 2003
Net revenue
MEMS and Other	$3,596	$1,954	$8,218	$3,917
Rental Income	135	132	398	387
Subtotal	3,731	2,086	8,616	4,304
Cost of revenues
MEMS and Other (including stock-based compensation of $0 and $47 for the periods ended June 26, 2004 and $95 and $284 for the periods ended June 28, 2003)	3,539	2,028	9,145	4,783
Rental income	36	37	102	110
Subtotal	3,575	2,065	9,247	4,893
Gross profit (loss)	156	21	(631)	(589)

Research and development expenses (including stock-based compensation of $0 and $40 for the periods ended June 26, 2004 and $79 and $237 for the periods ended June 28, 2003)	143	233	504	692
Selling, general and administrative expenses (including stock-based compensation of $0 and $70 and for the periods ended June 26, 2004 and $139 and $417 for the periods ended June 28, 2003)	357	546	1,505	1,918
Gain on sale of building	—	—	—	(623)

Loss from operations	(344)	(758)	(2,640)	(2,576)

Interest income	—	2	3	13
Interest expense	(299)	(438)	(858)	(1,743)
Other income, net	6	(4)	96	36
Other expense	(293)	(440)	(759)	(1,694)

Loss before provision for income taxes	(637)	(1,198)	(3,399)	(4,270)
Provision (benefit) for income taxes	(9)	9	8	27

Net loss	$(628)	$(1,207)	$(3,407)	$(4,297)

Net loss per share:
Loss per common share- basic and diluted	$(0.09)	$(0.22)	$(0.50)	$(0.79)

Weighted average number of common shares outstanding:
Common shares- basic and diluted	6,937	5,435	6,871	5,435

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

Balance Sheets

(In thousands except share and par value data)

	June 26, 2004	Sept 27, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash	$231	$2,463
Accounts receivable, net	1,448	634
Accounts receivable, related party	128	436
Costs in excess of billings for development projects	67	—
Prepaid expenses and other	252	272
Total current assets	2,126	3,805
Property, plant and equipment, at cost	20,328	20,328
Less-accumulated depreciation	(2,875)	(2,008)
Total property, plant and equipment	17,453	18,320

Other assets	318	448
Total assets	$19,897	$22,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt (See- Notes C and D)	$1,688	$1,568
Accounts payable and accrued expenses	854	681
Accrued payroll and benefits	546	386
Billings in excess of costs for development projects	645	306
Billings in excess of costs for development projects- related party	443	536
Other current liabilities	138	1,130
Total current liabilities	4,314	4,607
Long-term debt, net (See- Note D)	9,112	12,057
Other liabilities	90	132

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, none issued and outstanding	—	—
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,937,444 shares issued at June 26, 2004 and 6,152,498 shares at September 27, 2003	1	1
Paid-in capital (See Notes C and D)	23,056	19,202
Accumulated deficit	(16,676)	(13,269)
	6,381	5,934

Unearned restricted stock compensation	—	(157)
Total stockholder’s equity	6,381	5,777
Total liabilities and stockholders’ equity	$19,897	$22,573

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed balance sheets.

INNOVATIVE MICRO TECHNOLOGY, INC.

Statements of Cash Flows - Unaudited

(In thousands)

	Nine Months Ended June 26, 2004	Nine Months Ended June 28, 2003
Cash Flows from Operating Activities:
Net loss	$(3,407)	$(4,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867	873
Gain on sale of building	—	(623)
Employee restricted stock amortization	157	938
Amortization of loan costs	—	46
Induced conversion of professional notes (See- Note D)	203	—
Changes in assets and liabilities:
Accounts receivable, net	(506)	(190)
Costs in excess of billings on development projects	(67)	33
Costs in excess of billings on development projects- related party	—	25
Prepaid expenses and other	20	186
Other assets	130	169
Accounts payable and accrued expenses	173	106
Accrued payroll and benefits	160	160
Billings in excess of costs on development projects	339	168
Billings in excess of costs on development projects- related party	(93)	—
Other current liabilities	16	319
Other liabilities	(42)	—
Net cash flows used in operating activities	(2,050)	(2,087)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	—	(36)
Proceeds from sale of fixed assets, net	—	5,977
Net cash flows provided by investing activities	—	5,941

Cash Flows from Financing Activities:
Proceeds from sale of common stock (See- Note C)	894	—
Proceeds from loan (See- Note C)	1,500	—
Repayment of debt (See- Note D)	(2,576)	(6,345)
Net cash flows used in financing activities	(182)	(6,345)

Net (decrease) increase in cash	(2,232)	(2,491)
Cash at beginning of period	2,463	2,890
Cash at end of period	$231	$399

Supplemental Cash Flow Data:
Interest paid	$847	$1,129
Income taxes paid	$25	$—

Supplemental disclosure on non-cash financing activity:
Conversion of professional notes payable to common stock	$2,757	$—

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

Selected Notes to Financial Statements

Unaudited

June 26, 2004

Note A: Basis of Presentation

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the “Chapter 11 Reorganization”) and, on emergence from bankruptcy in November 2001, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $0.6 million and $3.4 million for the three and nine months ended June 26, 2004 and has a working capital deficit of $2.2 million as of June 26, 2004.  It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable.  Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future.  The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses.  As a result, it will need to significantly increase its revenues to achieve profitability.  Although the Company’s revenues have increased, the growth may not continue at the current rate or at all. The above items raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors qualified their report on the Company’s September 27, 2003 financial statements by including an explanatory paragraph, in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared based the assumption that the Company will continue as a going concern and do not include the adjustments that would be necessary if it became clear that the Company could not continue as a going concern. Operating results for the nine months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending October 2, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended September 27, 2003.

Note B: Chapter 11 Reorganization

The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro electro mechanical systems (“MEMS”) for a number of industry sectors. The Company’s Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) became effective on November 16, 2001 (“Effective Date”). The Company adopted the fresh- start reporting requirements of American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company’s assets in conformity with the procedures specified by SFAS No. 142, “Goodwill and Other Intangible Assets.” As provided for under the Plan, the Company restructured the terms of approximately $12 million of its secured liabilities and converted $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company issued the common stock and warrants pursuant to the Plan in fiscal 2003.

Note C:  Related Party Transaction

On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note “(Note”) for $1.5 million with L-3 Communications Corporation (“L-3”). The Note is due upon demand from L-3 and L-3 has the option to convert the Note plus its accrued interest to common stock of the Company at the price of $5.35 per share. The accrued and unpaid interest on the Note will be compounded quarterly at a rate equal to the prime rate published in the Wall Street Journal at the end of each quarter plus 2%. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation.

On October 31, 2003, L-3 Communications Corporation exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company. The Company used the funds for working capital requirements. The Company had accounts receivable of $0.1 million related to L-3, as of June 26, 2004.

Note D:  Debt

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

On February 14, 2003, the Company completed the sale of its Hollister property at a price of $6.2 million, recognizing a gain of $0.6 million. The proceeds of the sale were used to pay off the Company’s first mortgage of $5.4 million. The balance of the sales proceeds were used to pay down the Company’s second mortgage, which is collateralized by both of its properties, from $9.6 million to $8.8 million. The remaining $8.8 million mortgage is secured by the Company’s Robin Hill property.

During the Chapter 11 Reorganization, the Company was advised by the investment banking firm of Houlihan Lokey Howard & Zukin and the law firms of Stutman, Treister & Glatt Professional Corporation, and Sheppard, Mullin, Richter & Hampton LLP.  The Official Committee of Creditors Holding Unsecured Claims was advised by the law firm of O’Melveny & Myers, LLP (the Plan refers to these financial and legal advisors as the “Professional Persons”).  The Plan provided that, as of the Effective Date of the Plan, Allowed Administrative Claims were due to the Professional Persons in a total amount of approximately $4.1 million.

The Bankruptcy Code gives each Professional Person the right to be paid cash, in full, at the effective date of the reorganization plan, in an amount equal to the Professional Person’s Allowed Administrative Claim.  The Professional Persons all agreed to defer payment of their Allowed Administrative Claims, and in consideration for this deferral the Plan provided for each

Professional Person to receive a promissory note.  These notes were issued in an aggregate principal amount of approximately $4.1 million, and in accordance with the Plan, provided for (1) the monthly payment of interest Plan based upon a rate of 12% per annum, simple interest, on the outstanding balance, (2) payment of $1.2 million against the notes as soon as practical after the sale of the Hollister property, and (3) payment of the balance on the notes, together with unpaid interest on the second anniversary of the effective date of the Plan (the “Effective Date”).  The notes were secured by a first priority lien on the equipment owned by the Company as of the Effective Date and a lien on the Hollister property that was junior to all other liens outstanding on the Effective Date.  At the option of the holders, the notes were convertible into common stock of the Company at a price of $8.20 per share.

On September 30, 2003, pursuant to an agreement between the Company and the Professional Persons, the $4.1 million in notes plus accrued interest of approximately $1.0 million were cancelled in consideration of cash payments by the Company to the Professional Persons of $2.4 million and the issuance to the Professional Persons of 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29.  The Company issued 91,826 shares of Common Stock at $5.35 per share, which was below the original note conversion price of $8.20. The Company recognized approximately $0.2 million of expense in the first fiscal quarter of 2004 related to this transaction.

The Company’s long-term debt is summarized below (in thousands):

June 26, 2004
Secured Promissory Note	$1,500
Property Mortgage	8,830
Property Taxes	470
10,800

Less - Current portion	(1,688)
Total	$9,112

Note E:  Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three and nine month periods ended June 26, 2004 and June 28, 2003, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share amounts)

	Three Months Ended June 26, 2004	Three Months Ended June 28, 2003	Nine Months Ended June 26, 2004	Nine Months Ended June 28, 2003

Net loss — as reported	$(628)	$(1,207)	$(3,407)	$(4,297)
Less — fair value of stock-based employee compensation expense, net of related tax effects	(290)	(282)	(686)	(814)
Net loss — pro forma	$(918)	(1,489)	$(4,093)	(5,111)
Net loss per share (basic and diluted) — as reported	$(0.09)	$(0.22)	$(0.50)	$(0.79)
Net loss per share (basic and diluted) — pro forma	$(0.13)	$(0.27)	$(0.60)	$(0.94)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants.

	Three Months Ended June 26, 2004	Three Months Ended June 28, 2003	Nine Months Ended June 26, 2004	Nine Months Ended June 28, 2003

Risk free interest rate	3.70%	3.77%	3.60%	3.83%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	67%	73%	67%	73%

Note F:  Net Income (Loss) Per Common Share

The Company applies SFAS No. 128, “Earnings per Share,” which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similarly to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net loss per share computed in accordance with SFAS 128 for the three and nine months ended June 26, 2004 and June 28, 2003 are as follows:

(in thousands, except per share amounts)

	Three Months Ended June 26, 2004	Three Months Ended June 28, 2003	Nine Months Ended June 26, 2004	Nine Months Ended June 28, 2003

BASIC AND DILUTED EPS
Net loss	$(628)	$(1,207)	$(3,407)	$(4,297)
Denominator: weighted average common shares outstanding	6,937	5,435	6,871	5,435
Net loss per share – basic and diluted	$(0.09)	$(0.22)	$(0.50)	$(0.79)

The following potentially dilutive securities were outstanding at June 26, 2004 and were not included above because to do so would be anti-dilutive: options to purchase 1,710,052 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005, warrants to purchase 83,500 shares of common stock at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending September 3, 2006, warrants to purchase 16,437 of common stock at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of thirty six months ending September 30, 2006. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan (the “Plan Warrants”) are not considered potentially dilutive securities, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan.  The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company’s ability to exercise the call options.

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

Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the financial statements. The Company’s principal accounting policies are summarized below.

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

Long-lived Assets:   The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may exceed the undiscounted expected future cash flows to be derived from that asset.  Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

Costs in excess of billings on development projects:   These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at June 26, 2004 were minimal related to capitalized costs under completed contract method of accounting, as described below.

Billings in excess of costs on development projects:   These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at June 26, 2004 were $1.1 million related to capitalized costs under completed contract method of accounting, as described below.

Revenue Recognition and Warranty Policies:   The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined.  The

Company’s MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service-related revenue and recognizes this revenue upon completion of the service for the customer.

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three and nine months ended June 26, 2004 and June 28, 2003. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within thirty days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

A portion of the Company’s facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next two years with renewal options. Rental income is recorded on a straight-line basis.

Fair Value of Financial Instruments:   The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $8.8 million of the Company’s mortgage indebtedness at June 26, 2004 has an interest rate of 12% and is carried at its full value. The 8% interest rate on $0.5 million of debt due on delinquent property taxes is at rates below the Company’s current cost of capital determined by its mortgage indebtedness. The fair value of the debt would be $0.3 million based on the Company’s cost of capital of 12%. The 6% interest rate on the $1.5 million of debt due to L-3 is at rates below market. The fair value of the debt would be $0.8 million based on the Company’s cost of capital of 12%.

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

Research and Development Expenses:   The Company is actively engaged in basic technology and applied research and development programs, which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

Income Taxes:   Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company’s financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not.

Temporary differences result primarily from accrued liabilities, valuation allowances, depreciation and amortization, and state franchise taxes. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable. A valuation allowance has been recorded in the full amount of all deferred tax assets, because the Company’s history of losses does not provide a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

Recent Accounting Pronouncements

In May 2003 the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders’ equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not have any outstanding financial instruments of the type addressed by SFAS No. 150 and accordingly, SFAS No. 150 has not had a material impact on the Company’s financial position.

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46(R), which was issued in December 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 31, 2003. The Company does not have any variable interest entities that must be consolidated.

 Note H: Segments of Business:

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” “operating segments” are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable operating segments: micro-electro-mechanical systems (“MEMS”), Santa Barbara Tool & Die, IMT Analytical and Rental Income.

MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name.  Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.

Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers.

IMT Analytical is an analytical lab that uses the Company’s specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company learned in October 2003 that it may have been infringing upon the service mark of another firm operating in the same business area under the name of Insight Analytical Labs, Inc. The Company changed Insight Analytical’s name to IMT Analytical in the first fiscal quarter of 2004.

The Company has approximately 51,000 square feet of building space available to lease. As of June 26, 2004, approximately 34,000 square feet were under long-term lease arrangements and the payments received are reported as Rental Income.

The Company’s management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to and/or among the segments.

The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

	MEMS	Santa Barbara Tool and Die	IMT Analytical	Rental Income	United States Total
Three Months Ended:
June 26, 2004
Net sales	$3,288	$293	$15	$135	$3,731
Intercompany sales	$3	$10	$101	$—	$—
Gross profit (loss)	$(42)	$49	$50	$99	$156
Long lived assets	$14,899	$83	$29	$2,442	$17,453

Three Months Ended:
June 28, 2003
Net sales	$1,678	$217	$59	$132	$2,086
Intercompany sales	$2	$19	$81	$—
Gross profit (loss)	$(136)	$26	$36	$95	$21
Long lived assets	$15,855	$118	$52	$2,564	$18,589

Nine Months Ended:
June 26, 2004
Net sales	$7,331	$833	$54	$398	$8,616
Intercompany sales	$6	$53	$261	$—	$—
Gross profit (loss)	$(1,106)	$115	$64	$296	$(631)
Long lived assets	$14,899	$83	$29	$2,442	$17,453

Nine Months Ended:
June 28, 2003
Net sales	$3,281	$498	$138	$387	$4,304
Intercompany sales	$5	$74	$228	$—
Gross profit (loss)	$(953)	$32	$55	$277	$(589)
Long lived assets	$15,855	$118	$52	$2,564	$18,589

The Company had no purchases of property, plant and equipment in the first nine months of fiscal 2004 compared to minimal purchases in the first nine months of fiscal 2003.

The Company’s foreign sales for the first nine months of both fiscal 2004 and 2003 were all to a customer in Japan. The following table displays domestic and foreign revenue (in thousands):

($000’s)	Three Months Ended June 26, 2004	Three Months Ended June 28, 2003	Nine Months Ended June 26, 2004	Nine Months Ended June 28, 2003

Revenue
Domestic	$3,516	$1,926	$7,970	$3,771
Foreign	215	160	646	533
Total	$3,731	$2,086	$8,616	$4,304

The Company had two customers with sales greater than 10% of its total sales for the first nine months of fiscal 2004. L-3 accounted for 47% and one other customer accounted for 13% of the Company’s total sales for the period.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this discussion that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward looking statements” may be identified by the use of the words such as “believe,” “expect,” “intends,” “estimate,” “anticipate,” “project,” “will,” and similar expressions. These forward-looking statements speak only as of the date hereof.  All of the forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict.  Therefore, undue reliance should not be placed upon such estimates. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors Affecting Our Business” and elsewhere in this Quarterly Report on Form 10-QSB, which could cause actual results to differ materially from those anticipated by the Company’s management.  These factors include, but are not limited to the following: the Company’s independent auditors have expressed doubt as to its ability to continue as a going concern; the Company’s ability to make the transition to volume production of MEMS products; the Company’s history of losses and bankruptcy; the Company’s need for additional capital; changing technology; competition; the Company’s ability to protect intellectual property, fluctuations in the Company’s quarterly and annual operating results; lack of an active trading market for the Company’s Common Stock; risks related to international transactions; environmental laws and regulations, supplies of raw materials; anti-takeover provisions of the Company’s charter and Delaware law; and general economic and political uncertainty.

General

The Company designs and manufactures micro-electro-mechanical systems (“MEMS”) for the telecommunications, inertial navigation, bio-technical, microfluidics, biomedical, and the wireless communication industries.  MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name.

Prior to January 2000, the Company’s principal business was the manufacturing of magnetic recording heads for use in the disk drive industry.  The Company filed for protection under Chapter 11 of the U.S. bankruptcy code in January 2000, and emerged from bankruptcy with the effectiveness of its Reorganization Plan (the “Plan”) in November of 2001.  During the reorganization period the Company reorganized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry sectors.

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

The Company has three additional lines of business, which are:  Santa Barbara Tool and Die, a machine, model and die shop, IMT Analytical, an analytical lab, and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die and IMT Analytical are strategic parts of the core company, in that their services are used to make the core business more competitive. Both use their capacity that exceeds the Company’s core requirements to provide services to outside customers.

The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related revenue, which are predominantly orders for delivery of prototypes and new product development. The revenue for the quarter ended June 26, 2004 was predominantly related to the Company’s customer development projects. These include completion of a development contract with L-3 to produce gyroscopes and accelerometers for use in inertial navigation and development projects for RF components and a sensor used to measure the amount of carbon dioxide in internal environments. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in our owned facility under long-term lease contracts. The current level of sales cannot absorb the fixed costs of operating the Company’s 30,000 square foot wafer fabrication facility. The Company plans to transition from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers.  This process depends in part on the general development and acceptance of MEMS technology industry-wide, the success of the customer’s product and the Company’s ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company’s operating results and liquidity.

Critical Accounting Policies

Application of accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts would be reported if the assumptions and estimates changed. Estimates are used for, but not limited to, revenue recognition and cost of sales, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management’s judgment and estimates.

Going Concern Assumption:   The Company has incurred net losses and losses from operations for each quarter since 1999. The Company incurred a net loss of $0.6 million and $3.4 million for the three and nine month periods ended June 26, 2004 and has a working capital deficit of $2.2 million as of June 26, 2004. It expects to continue to incur operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable.  Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future.  The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. The Company has not secured additional capital for these expenses or for working capital in future periods. It will also need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

The financial statements included in this report have been prepared assuming that the Company will continue as a going concern.  The recurring losses from operations and uncertainty regarding future sources of capital discussed above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Statement of Position 90-7 and Fresh-Start Accounting:   The Company exited the Chapter 11 Reorganization on November 16, 2001 (“Effective Date”). The Company adopted the fresh-start reporting requirements of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” during the first quarter of fiscal 2002. In accordance with the fresh-start reporting requirements, the reorganization value of the Company was allocated to the Company’s assets in conformity with the procedures specified by SFAS No. 142, “Goodwill and Other Intangible Assets.” As provided for under the Company’s reorganization plan (the “Plan”), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to common stock and warrants in the reorganized entity. The Company issued the common stock certificates and warrants in fiscal 2003.

Revenue Recognition and Warranty Policies:   The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service-related revenue and recognizes this revenue upon completion of the service for the customer.

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the third fiscal quarter of 2004 or 2003. The Company’s warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date.

To date, warranty costs have not been significant and the Company does not have a reserve for returns.

Long-lived Assets:   The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may exceed the undiscounted expected future cash flows to be derived from that asset.  Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

Fair Value of Financial Instruments:   The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $8.8 million of the Company’s mortgage indebtedness at June 26, 2004 has an interest rate of 12% and is carried at its full value. The 8% interest rate on $0.5 million of debt due on delinquent property taxes is at rates below the Company’s current cost of capital determined by its mortgage indebtedness. The fair value of the debt would be $0.3 million based on the Company’s cost of capital of 12%. The 6% interest rate on the $1.5 million of debt due to L-3 is at rates below market. The fair value of the debt would be $0.8 million based on the Company’s cost of capital of 12%.

Recent Accounting Pronouncements

In May 2003 the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders’ equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, Statement 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company does not have any outstanding financial instruments of the type addressed by SFAS No. 150 and accordingly, SFAS No. 150 has not had a material impact on the Company’s financial position.

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB

104.  The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46(R), which was issued in December 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 31, 2003. The Company does not have any variable interest entities that must be consolidated.

Overview. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003 and the interim, unaudited financial statements and the notes thereto included with this quarterly report on Form 10-QSB.

Three Months Ended June 26, 2004

Net Revenue. Net revenue was $3.7 million for the third quarter of fiscal 2004 compared to $2.1 million for the same period of fiscal 2003. The revenue for the third fiscal quarter of 2004 consisted of $3.3 million of MEMS-related business, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants. The revenue improvement, as compared to the same quarter of fiscal 2003, was due to an increase in the level of completed contracts in the MEMS-related portion of the business. The Company completed a development contract with L-3 to produce gyroscopes and accelerometers for use in inertial navigation for a value of $2.4 million in the third fiscal quarter of 2004. The revenue for the fiscal 2003 period consisted of $1.7 million of MEMS, $0.2 million from Santa Barbara Tool and Die, $0.1 million from IMT Analytical and $0.1 million from leasing of space to tenants.

Gross Profit. Gross profit was $0.2 million or 4.2% of net revenue for the third fiscal quarter of 2004 compared to a minimal gross profit for the third fiscal quarter of 2003. The fiscal 2004 period saw the MEMS portion of the business generate a minimal gross loss, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. In the third fiscal quarter of 2003, the MEMS portion of the business had a gross loss of $0.1 million and leasing of excess space to tenants provided a $0.1 million gross profit. The combination of IMT Analytical and Santa Barbara Tool and Die produce a minimal gross profit for this same period. The third fiscal quarter of 2003 included $0.1 million in amortization of employee stock incentives. The Company recognized no margin or loss on a substantial portion of the L-3 revenue (mentioned above) because losses on the project were recognized in prior periods, as they were determined, in accordance with the Company’s revenue recognition policy. Due to the completed contract method of accounting, the MEMS portion of the business generated contract value through a combination of sales and an increase in contract inventory, aggregating $2.1 million in the third fiscal quarter of both 2004 and 2003, which explains the similar gross profit breakeven performance after excluding the amortization of the employee incentives. As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs. The Company had fifty-seven production employees at the end of the third fiscal quarter of 2004 compared to fifty-three at the end of the same period of fiscal 2003.

Research and Development. Research and development (“R&D”) expense, as a percentage of net revenue, was 3.8 % or $0.1 million for the third fiscal quarter of 2004 compared to 11.2%  or $0.2 million for the third quarter of fiscal 2003. R&D expense for the third fiscal quarter of 2003 included $0.1 million in amortization of employee stock incentives. The Company had four employees focused on the development of new products and manufacturing processes as of the end of both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”) as a percentage of net revenue was 9.6% for the third fiscal quarter of 2004 and 26.2% for the third quarter of fiscal 2003. SG&A expenses decreased as a percentage of revenue in the third quarter of fiscal 2004 due to the increase in net revenue and a reduction in costs; measured in dollars, S,G&A expenditures were $0.4 million and $0.5 million for the third fiscal quarter of 2004 and 2003, respectively. The third fiscal quarter of 2003 SG&A expense included $0.1 million in amortization of employee stock incentives. The Company had seven employees providing the services reported as SG&A as of the end of both periods.

Interest Expense. Interest expense was $0.3 million for the third fiscal quarter of 2004 compared to $0.4 million for the third fiscal quarter of 2003. The fiscal 2004 interest expense is primarily associated with the Company’s property mortgage. This debt requires interest-only monthly payments based upon a 12% annual interest rate. The decrease in interest expense compared to the third fiscal quarter of 2003 is primarily due to the decrease in debt balances due to the sale of the Company’s Hollister property and the payoff of its associated mortgage, which occurred in the second fiscal quarter of 2003 and the settlement of the Company’s Professional Notes in the first fiscal quarter of 2004 (see Note D - Debt). The sale of the Hollister property and the settlement of the Professional Notes combined for an annual reduction of the Company’s interest expense of approximately $1.2 million.

Nine Months Ended June 26, 2004

Net Revenue. Net revenue was $8.6 million for the first nine months of fiscal 2004 compared to $4.3 million for the nine months of fiscal 2003. The fiscal 2004 period revenue was made up of $7.3 million of MEMS-related business, $0.9 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.4 million from leasing of space to tenants. The MEMS-related business generated revenue of $3.3 million, $0.5 million from Santa Barbara Tool and Die, $0.1 million from IMT Analytical and $0.4 million came from leasing of space to tenants for the first nine months of fiscal 2003. The main reason for the increase in revenue in fiscal 2004 compared to 2003 is related to the MEMS portion of the business which completed three major contracts in the first half of the year. The Company completed two contracts totaling $4.0 million with L-3 for its inertial navigation device and also completed a $1.1 million assistance agreement with the U.S. Defense Advanced Research Project Agency (“DARPA”) for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications.

Gross Loss. Gross loss was $0.6 million, or production related costs exceeded revenue by 7.3% for the first nine months of fiscal 2004 compared to a gross loss of $0.6 million or costs in excess of revenue of 13.7% for the first nine months of fiscal 2003. The MEMS related business had a gross loss for the fiscal 2004 period of $1.1 million. The MEMS business gross loss included $0.1 million and $0.3 million in amortization of employee stock incentives for the first nine months of fiscal 2004 and 2003, respectively. Santa Barbara Tool and Die and IMT Analytical combined for a gross profit of $0.2 million and leasing of space to tenants had a gross profit of $0.3 million for the first nine months of fiscal 2004. The MEMS related business had a gross loss of $1.0 million for the first nine months of fiscal 2003. The combination of Santa Barbara Tool and Die and IMT Analytical combined for a $0.1 million gross profit for the fiscal 2003 period. Leasing of space to tenants provided a $0.3 million gross profit for this same period. The Company recognized no margin or loss on a substantial portion of the L-3 and DARPA revenue (mentioned above) because losses on these projects were recognized in prior periods, as they were determined, in accordance with the Company’s revenue recognition policy. Due to the completed contract method of accounting, the MEMS portion of the business generated contract value through a combination of sales and an increase in contract inventory, aggregating $4.9 million in the first nine months of both fiscal 2004 and 2003. After excluding the amortization of the employee incentives, the fiscal 2004 period experienced a $1.0 million gross loss compared to $0.7 million gross loss for the same period of fiscal 2003. The additional loss in the fiscal 2004 period is explained by cost increases required to support the Company’s future growth.

Research and Development. R&D expense, as a percentage of net revenue, was 5.9% for the first nine months of fiscal 2004 compared to 16.1% for the first nine months of fiscal 2003. R&D expense decreased as a percentage of revenue in the third quarter of fiscal 2004 due to the increase in net revenue; measured in dollars, R&D expenditures were slightly lower for the 2004 period at $0.5 million compared to $0.7 million for the fiscal 2003 period. R&D expense included $0.1 million and $0.2 million in amortization of employee stock incentives for the fiscal 2004 and 2003 periods, respectively. Excluding the amortization of the employee incentives, R&D expenditures were approximately the same for the two periods, as the number of employees responsible for these activities remained consistent at four.

Selling, General and Administrative Expenses. Selling, general and administrative expense as a percentage of net revenue was 17.5% for the first nine months of fiscal 2004 and 44.6% for the first nine months of fiscal 2003. Expenses in dollars were $1.5 million for the first nine months of fiscal 2004 compared to $1.9 million for the same period of fiscal 2003. The first nine months of fiscal 2004 included $0.2 million in expenses related to the settlement of the Company’s Professional Notes (see Note D - Debt). The fiscal 2004 period expense included $0.1 million in amortization of employee stock incentives compared to $0.4 million for the same period of 2003. The first half of fiscal 2003 includes $0.1 million of expenses related to the Hollister property, which the Company sold in the third fiscal quarter of 2003. SG&A expenses for the fiscal 2004 period display a slight decrease from the 2003 period after adjustment for the aforementioned items. The first half of fiscal 2003 included non-recurring auditor and attorney fees associated with the Company’s exit from its Chapter 11 reorganization and the filing of its delinquent financial statements with the SEC. The Company has seven employees providing the services reported as SG&A as of the end of both periods.

Interest Expense. Interest expense was $0.9 million for the first nine months of fiscal 2004 and $1.7 million for the first nine months of fiscal 2003. The decrease in interest expense compared to the first nine months of fiscal 2003 is primarily due to the decrease in debt balances due to the sale of the Company’s Hollister property and the payoff of its associated mortgage, which occurred in the second fiscal quarter of 2003 and the settlement of the Company’s Professional Notes in the first fiscal quarter of 2004 (see Note D - Debt). The sale of the Hollister property and the settlement of the Professional Notes combined for an annual reduction of the Company’s interest expense of approximately $1.2 million.

Liquidity and Capital Resources

The Company’s cash balance was $0.2 million at June 26, 2004 compared to $2.5 million at September 27, 2003. The decrease in cash was primarily due to the use of $2.4 million for the cash portion of the Company’s settlement of its Professional Notes (see Note D - Debt) and $2.1 million for operating activities for the first nine months of fiscal 2004. The Company had minimal expenditures for capital equipment for the first nine months of fiscal 2004. The Company offset its $2.1 million use of cash for operating activities through two transactions with L-3. On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note for $1.5 million with L-3 (See- Note C). On October 31, 2003, L-3 exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company.

The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. However, the Company believes that its facilities and equipment are generally sufficient to satisfy its near-term plans and accordingly, in fiscal 2004, the Company plans to have minimal capital expenditures. The Company’s liquidity and ability to fund operating and capital expenditure requirements during fiscal 2004 are heavily dependent on its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, the Company can give no assurance that it will achieve this transition on a timely basis. If the Company is unable to achieve any of its targeted revenue sources on which the fiscal 2004 liquidity depends on a timely basis, and is unable to obtain adequate alternative financing or capital infusion, the Company will have difficulty maintaining its competitive position. If the Company cannot secure the funds to support its high fixed costs, it could be forced to cease operations. Because of the Company’s recurring losses from operations and negative cash flow, the Company’s accountants have expressed substantial doubt about its ability to continue as a going concern.

The Company completed an equity financing transaction with L-3, a strategic investor, on August 2, 2002 for $5 million in cash. The Company issued to L-3 935,000 shares of common stock along with two warrants. The first warrant for the purchase of 167,000 shares of common stock at $5.35 per share was exercised on October 31, 2003 for $0.9 million. The second warrant has a term of thirty-six months and is exercisable for up to 700,000 shares at an aggregate price of $5.1 million, or $7.29 per share. The Company completed a second sale of Common Stock and warrants to L-3 Communications Corporation (“L-3”) on September 3, 2003 for $2.5 million in cash. In that transaction, the Company issued 467,500 shares of Common Stock to L-3 along with two warrants. The first warrant has a term of eighteen months and is exercisable for up to 83,500 shares of Common Stock at a price of $5.35 per share or an aggregate value of $0.4 million. The second warrant has a term of thirty-six months and is exercisable for up to 350,000 shares of Common Stock at a price of $7.29 per share or an aggregate value of $2.6 million. The value of the warrants is not reflected in the accompanying financial statements, as it was recorded within common stock. Funding through the exercise of the warrants, or any part of the warrants, is at the exclusive discretion of L-3. The Company cannot give assurance that any additional financing will be available or, if available, that its terms will be favorable to the Company.

In order to obtain additional working capital, the Company is currently pursuing a replacement mortgage on its facility in California. The Company is in negotiation with a lender on a loan application that could provide up to $1.4 million in working capital and replace the existing 12% interest mortgage with current lower rates. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company. The Company is currently investigating accounts receivable financing opportunities. The Company has determined that this financing is not available for its development projects; however, it will be available for its products when it achieves volume production. The Company expects to be in limited volume production by its first fiscal quarter of 2005 and will attempt to secure accounts receivable financing at that time. The Company cannot give assurance that accounts receivable financing will be available or, if available, that its terms will be acceptable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company’s financial condition and competitive position. As of June 26, 2004, the Company has a working capital deficit of $2.2 million. Because of the Company’s recurring losses from operations and negative cash flow the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.

The Company had no purchase commitments associated with capital expenditures at June 26, 2004.

The Company owns its premises and has no leases for which it is the lessee.

The Company’s liquidity depends, in part, on customers paying according to the Company’s terms.  The Company is also subject to market price changes.  Any changes in credit terms given to major customers would have an impact on the Company’s cash flow. Credit extended to the Company by suppliers’ is another source of short-term financing and any adverse changes in their terms will have a negative impact on the Company’s cash flow.

The following table summarizes the Company’s significant contractual obligations at June 26, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Payments Due by Period

(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Secured Promissory Note	$1,500	$1,500
Property Mortgage	$8,830	$—	$8,830	$—	$—
Property Taxes	470	188	282		—
Long-Term Debt	$10,800	$1,688	$9,112	$—	$—

Risk Factors Affecting Our Business

In addition to the factors discussed elsewhere in this report, the following are important factors that could cause a material adverse effect on the Company’s financial condition, competitive position and ability to continue as a going concern, and that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

The Company has incurred losses since 1999; it recently emerged from bankruptcy, and expects to incur losses for the foreseeable future.

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $0.6 million and $3.4 million for the three and nine month periods ended June 26, 2004.  It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. If the Company does achieve profitability, it may not be able to sustain or increase profitability in the future.  The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all. The above factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Capital Needs.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had no purchases of property, plant and equipment in the first nine months of fiscal 2004.  During fiscal 2004, the Company plans to have minimal purchases of property, plant and equipment. However, the Company has an immediate need to secure additional working capital to fund its operations and the transition from production of primarily prototypes to volume production. The Company may also need additional sources of capital to meet requirements in future years.  There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operations and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry or continuing its business.

The Company has high fixed costs and excess capacity due to its current low production volumes.

The fixed costs of operating and maintaining the Company’s wafer fabrication facility and other elements of its production capacity are high. Most of its current production consists of prototypes and new product development. These are low-volume projects, which leave the Company’s facilities underutilized and cannot absorb the fixed costs.  As a result the Company experiences operating losses. The company plans to shift from low-volume prototype and development orders to high-volume production for its customers as their development programs mature into production contracts, which will make better use of its excess capacity.  However, making this shift depends on the success of the Company’s engineers in developing efficient high-volume production technology, the success of its customers in developing marketable uses for its MEMS technology, and the general growth and acceptance of MEMS technology.  If the Company cannot successfully make the transition to high-volume production, it will continue to experience losses and suffer material harm to its operating results and liquidity.

Technological Changes.

The MEMS business has been characterized by rapidly changing technology.  The demand for greater capability will cause competitors to continue to build greater performance into their respective products.  There can be no assurance that the Company’s products will achieve such performance.  There can be no assurance that the Company will not experience manufacturing and product quality problems in the future. The Company’s future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities to compete effectively on the basis of price and performance.

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

The Company’s success depends in part upon the ability to protect its intellectual property.

The Company’s success depends in large part upon its proprietary technology. The Company relies on a combination of patents, trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect its intellectual property rights.  The Company’s patents may be successfully challenged or may not provide it with the intended competitive advantages.  Important technology developed by the Company may not be patentable. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that is regarded as proprietary.  Policing unauthorized use of the Company’s proprietary technology is difficult.  In addition, the laws of some foreign countries do not protect these proprietary rights to as great an extent as do the laws of the United States. The Company’s means of protecting its proprietary rights may not be adequate and its competitors may independently develop similar technology, duplicate its products, or design around its proprietary intellectual property.

The Company may face costly damages or litigation costs if a third party claims that the Company infringed on its intellectual property.  Advanced technology products such as the Company’s are increasingly subject to third-party infringement claims.  In addition, former employers of the Company’s current and future employees may assert that its employees have disclosed confidential or proprietary information to the Company. Any of these claims even if they are without merit, could be expensive and time consuming to defend.

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

Fluctuations in quarterly and annual operating results may adversely affect the Company’s business.

The Company’s operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company’s sales are generally made pursuant to individual purchase orders and production is scheduled on the basis of such purchase orders. Because the market for MEMS products is new, and the Company is constantly introducing new designs ordered by customers, the sales cycles are long and unpredictable.  The sales cycle for the Company’s products typically ranges from three to six months.  Moreover, as customer programs mature, the Company may have to writedown the value of inventory and equipment. In addition, the Company must qualify on future programs to sell its products.  The timing of initiating or completing a major contract can disproportionately affect quarterly revenue and expense. The Company has an assistance agreement with an agency of the U.S. Government and is a subcontractor for a defense related Government contract. Changes in U.S. Government budget spending could have an adverse affect on the Company. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company’s future operating results.  In particular, in the past the Company’s operating results have been adversely affected when production capacity was underutilized, and they will likely be so affected in the future.

Plant excess capacity.

The Company has a 6-inch wafer fabrication facility, which has 30,000 square feet of fully facilitized manufacturing space. At the current level of customer orders this facility is underutilized and the associated depreciation and utilities expenses are underabsorbed. The Company is working with customers on development programs that are expected to mature into production contracts, which will more fully utilize its plant capacity. However, these contracts may never materialize and the plant underutilization could continue to cause an adverse affect on the Company’s operating results.

The Company’s common stock may be illiquid and suffer from price volatility because it has not been publicly traded.

There has not been a public market for the Company’s common stock since January, 2000.  The Company’s outstanding common stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market or quotation on the Nasdaq.  The Company intends to apply for listing of its common stock, but believes it cannot successfully do so until its financial condition improves.  Even if listed, it is likely that the stock will initially be thinly traded and the Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. Conversely, the thin trading market in the Company’s stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

International sales expose the Company to risk.

The Company sells its products to foreign customers and expects this to be an important part of its ongoing business.  Accordingly, the Company faces risks inherent in conducting business internationally, such as:

•      difficulties in collecting accounts receivable and longer collection periods;

•      seasonal business activity in certain parts of the world;

•      potentially adverse tax consequences;

•      fluctuations in revenue expressed in dollars due to changes in currency exchange rates;

•      restrictions on exports of products enjoying sensitive technology;

•      political and economic instability; and

•      trade barriers.

Any of these factors could seriously harm the Company’s international sales.

Environmental laws and regulations.

The Company’s manufacturing processes employ hazardous substances and are subject to regulation pursuant to various federal and state laws governing the environment.  In the past, the Company has been subject to claims by government agencies and individuals related to disposal of hazardous materials. These matters have largely been resolved and the Company believes it conducts its business in a manner that complies with environmental laws and regulations.  Nevertheless, material environmental claims could arise in the future, which could have a material adverse effect on the Company.

Interruptions in the Company’s supply of raw materials could adversely affect its business.

The Company’s operations require raw materials that meet exacting standards.  The Company generally has multiple sources of supply for its raw materials; however, only a limited number of suppliers are capable of delivering certain raw materials that meet its standards. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, and gases. In addition, any transportation problems could delay the Company’s receipt of raw materials. Although raw materials shortages or transportation problems have not interrupted its operations in the past, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past.  If the Company’s supply of raw materials is interrupted or its lead times extended, then its cash flow would be reduced, orders may be cancelled or diverted to competitors, and its business would suffer significant harm.

The Company’s certificate of incorporation and bylaws could delay or prevent an acquisition or sale of the Company.

The Company’s Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock.  This gives the Board of Directors the ability to deter, discourage or make more difficult a change in control of the Company, even if such a change in control would be in the interest of a significant number of our stockholders or if such a change in control would provide its stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock.

The Company’s Amended and Restated Bylaws contain other provisions that could have an anti-takeover effect, including the following:

•      only one of the three classes of directors is elected each year;

•      stockholders have limited ability to remove directors;

•      stockholders cannot call a special meeting of stockholders; and

•      stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

Anti-takeover provisions of Delaware law could delay or prevent an acquisition of the Company.

The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions.  These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction.  They could also have the effect of discouraging others from making tender offers for the Company’s common stock or preventing changes in its management.

Current economic and political uncertainties may harm the Company’s business.

Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause significant disruptions to commerce throughout the world.  To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on advanced technology, or the Company’s inability to effectively market, manufacture or ship its products, its business, results of operations and financial conditions could suffer harm.  In addition, the Company’s ability to raise capital for purposes of research and development, capital expenditures and ongoing operations depends on access to financing.  During times of adverse global economic and political conditions, general investor confidence could decrease and make it more difficult for the Company to find potential investors.  If the Company does not have access to financing, it could be unable to fund operations, invest in capital expenditures and fully carry out its research and development efforts, which could adversely affect the business, results of operations and financial conditions.

Item 3.  Controls And Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of June 26, 2004, the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, internal controls over financial statements, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business and the matters described in the Company’s Annual Report on Form 10-KSB.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Securities

None.

Item 3.  Defaults Upon Senior Securities

None

 Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1    Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

3.2    Amended and Restated Bylaws of Innovative Micro Technology, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

4.1    Form of Warrant Agreement between the Company and Certain Claimants Under the Plan of Reorganization (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

4.2    Warrant Agreement between the Company and L-3 Communications Corporation, dated August 1, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on form 8-K filed August 13, 2002).

4.3    Warrant Agreement between the Company and L-3 Communications Corporation, dated September 3, 2003.

4.4    Warrant Agreement between the Company and Stutman Treister & Glatt, Professional Corporation, dated September 30, 2003.

10.14       Promissory Note dated March 15, 2004 by Innovative Micro Technology in favor of L-3 Communications Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed March 30, 2005).

10.15       Security Agreement dated March 15, 2004 by and between the Company and L-3 Communications Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed March 30, 2005).

10.16       Supplemental Agreement dated March 15, 2004 by and between the Company and L-3 Communications Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed March 30, 2005).

31.1        Certification of CEO Pursuant to Rule 13a-14(a) Under the Exchange Act

31.2        Certification of CFO Pursuant to Rule 13a-14(a) Under the Exchange Act

32           Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

(i) The Company filed a Current Report on Form 8-K on March 30, 2004 reporting under Item 2 that on March 15, 2004, the Company entered into a $1,500,000 Secured Promissory Note (“Note”) in favor of L-3 Communications Corporation (“L-3”). In connection with the Note, the Company also entered into a Security Agreement and Supplemental Agreement with L-3. The Note is secured by substantially all of the personal property of the Company pursuant to the terms of the Security Agreement. The Supplemental Agreement, in consideration for investments and loans made by L-3 to the Company, provides L-3 with certain rights with respect to board participation, quarterly management reviews, cost reduction measures and limitations on transactions with affiliates.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MICRO TECHNOLOGY, INC.

Dated: August 6, 2004	/s/John S. Foster
John S. Foster
On behalf of the Company and as
Chairman of the Board and Chief Executive Officer

Dated: August 6, 2004	/s/Peter T. Altavilla
Peter T. Altavilla
Chief Financial Officer
(Principal Accounting Officer)