Form 10KSB
period 2004-10-02
INNOVATIVE MICRO TECHNOLOGY INC
filed 2005-01-27
CIK 6948

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-6635

Innovative Micro Technology, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1950506 (I.R.S. Employer Identification No.)

75 Robin Hill Road, Goleta, California  93117
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (805) 681-2800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recently completed fiscal year were $10,114,000

There is no public market for the registrant’s Common Stock. As of November 27, 2004, the aggregate book value of the registrant’s Common Stock held by non-affiliates was $5,183,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒    No  ☐

As of December 27, 2004, there were 6,937,443 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

In this Annual Report on Form 10-KSB, the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan” and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements speak only as of the date hereof. All of the forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. Such statements are subject to certain risks and uncertainties inherent in the Company’s business that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed under the caption “Risk Factors Affecting the Company’s Business” and elsewhere in this report and our other documents filed with the SEC, and, the following: the Company’s ability to make the transition to volume production of MEMS products; the Company’s history of losses and bankruptcy; changing technology; competition; the company’s ability to protect intellectual property; fluctuations in the Company’s quarterly and annual operating results; lack of an active trading market; risks related to international transactions; environmental laws and regulations; supplies of raw materials; anti-takeover provisions of the Company’s charter and Delaware law; and general economic and political uncertainty. The Company does not assume any obligation to update or correct forward-looking statements to reflect subsequent events or actual results.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Innovative Micro Technology, Inc (“the Company”) designs and manufactures MEMS devices. MEMS is an acronym for micro-electro-mechanical system. The Company’s headquarters is located in Goleta, California.

History

The Company was incorporated in California in 1957 and was reincorporated in Delaware in 1987 under the name “Applied Magnetics Corporation.” The Company was an independent manufacturer of head gimbal assemblies (“HGAs”) and head stack assemblies (which consist of multiple HGAs assembled together with other components) to the disk drive industry. The Company filed for protection under Chapter 11 of the U.S. Bankruptcy code on January 7, 2000. The Company exited Chapter 11 on November 16, 2001 under a court approved plan of reorganization (the “Reorganization Plan”) and changed its name to Innovative Micro Technology, Inc.

The Company’s MEMS Business

The Company used the Chapter 11 reorganization process to reposition its operations in the MEMS business. MEMS devices were first developed in the late 1970s and early 1980s. MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they include moving components, hence the “mechanical” part of the name. By using wafer techniques, the performance of mechanical systems can be enhanced due to their smaller size and/or complexity. MEMS devices can be manufactured at a lower cost due to the large number of devices that can be made on a single wafer.

Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many small-scale mechanical systems such as electromagnetic relays, which today are built using assembly techniques, could be made using MEMS. In addition, many electrical systems may be replaced by MEMS. An example of this is optical fiber switching, used in telecommunications. MEMS versions of these switches are now beginning to find their way into the marketplace. Another example is components for wireless communication technology. High performance inductors, variable capacitors and transmit/receive switches could be replaced by MEMS devices at lower cost, using less space and providing higher performance. The Company’s business activity is currently at the product development and low-volume prototype phase of production. The Company fabricates MEMS products on a six-inch silicon wafer which, depending upon the size of the individual part, is cut into multiple finished parts referred to as dies.

Other Lines of Business

The Company’s three additional lines of business are:  “Santa Barbara Tool & Die,” “IMT Analytical” and leasing of excess space in its owned facility under long-term lease contracts.

Santa Barbara Tool & Die is a precision machining and tooling service that provides customers with prototyping, development and production tool and die manufacturing. Santa Barbara Tool & Die’s technology permits high precision manufacturing of tooling, and the organization features electron-discharge machining (EDM), which includes metals and ceramics capabilities.

IMT Analytical is a precision semiconductor and MEMS analysis service provider. IMT Analytical’s laboratory technology includes electron microscopy in a variety of forms and a focused ion beam tool which can precisely make three-dimensional cuts in samples to reveal detailed information as to dimension, material makeup, and material crystal properties.

Santa Barbara Tool & Die and IMT Analytical are both strategic parts of the core company in that their services are used to make the core business more competitive, and both also provide service to outside customers using the portion of their capacity that is excess to that required by the Company. In addition, the Company has approximately 51,000 square feet of building space available to lease. As of October 2, 2004, approximately 34,000 square feet were under long term lease arrangements with annual rental income of approximately $0.5 million.

Employees

Highly trained engineers and technicians maintain and operate the sophisticated equipment used in the fabrication of MEMS devices. Most of these individuals play a dual role in operations as well as in process development. The employees cover the following technical areas:

•       photolithography, including resist application, resist development, and patterned exposure;

•       deposition, including sputtering, ion beam deposition, plating;

•       etching, including wet-etching and dry (vacuum) processing;

•       planarization, including chemical-mechanical polishing;

•       wafer slicing;

•       assembly, including die bonding, electrical bonding, precision alignment; and

•       testing, including mechanical and electrical testing.

The Santa Barbara Tool & Die employees have extensive tool and die experience and the IMT Analytical employees are trained to operate sophisticated analytical tools.

As of October 2, 2004, the Company had 72 employees at its headquarters in Goleta, California.

Technology

The Company has three main forms of technology: manufacturing, design, and service.

The manufacturing technology encompasses photolithography, material deposition, and material removal, which are the essential methods of producing integrated wafers. Additional manufacturing technology includes wafer bonding, assembly and testing procedures, including precision alignment and assembly, ceramic bonding, wire attachment, and testing algorithms. The Company’s techniques in this area have been developed over several years of manufacturing.

Design technology the Company possesses comes from years of recording head manufacturing experience, which afforded the Company special skills in the art of making magnetic materials and finding uses for them. To that end, some of the Company’s intended products surround magnetic MEMS devices. Specifically, the Company has skill and experience with generating high magnetic fields efficiently using thin-film coils coupled with high saturation magnetization materials capable of carrying magnetic flux. Coupled with MEMS concepts, this allows the Company to design and manufacture magnetic actuators of various types.

The Company’s service technology comes in the form of the specialized tool fabrication business offered by Santa Barbara Tool & Die and the specialized test services offered by IMT Analytical (See—Other Lines of Business).

Intellectual Property

The Company regards elements of its manufacturing processes, product designs and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and patent protection. The Company has filed ten patent applications with the United States Patent Office since January 2000, and more are in preparation for the MEMS business. Seven of these patents have been issued by the U.S. Patent Office to the Company.

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

Industry Segments

The Company analyzes its business results based on its four lines of business:  MEMS, Santa Barbara Tool & Die, IMT Analytical and Rental Income. The following table shows the percentages of revenue from each segment during both fiscal 2004 and fiscal 2003.

Revenue by Segment

	For the Periods:
	Year Ended October 2, 2004	Year Ended September 27, 2003
	(As a percentage of revenue)
MEMS	82%	74%
Santa Barbara Tool & Die	12%	14%
IMT Analytical	1%	3%
Rental Income	5%	9%
Total	100%	100%

Customers

The Company’s customers are in four categories representing its four business segments: MEMS and wafer customers, machine shop tool and die customers, tenants of excess building space and analytical lab service customers.

The MEMS business customers are in the inertial navigation, telecommunication, RF wireless, and the biomedical industries. Inertial navigation MEMS refers to MEMS gyroscopes and accelerometers. The Company is a subcontractor to L-3 Communications Corporation (“L-3”) for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company completed an equity financing transaction with L-3 on September 3, 2003 for $2.5 million in cash (see Note 8 to the financial statements—Financing Transaction). In addition, L-3 exercised warrants to purchase 167,000 shares of the common stock of the Company at a price of $5.35 per share for a total value of $0.9 million on October 31, 2003 (see Note 8 to the accompanying financial statements—Financing Transaction). Biomedical MEMS includes the Company’s assistance agreement from the U.S. Defense Advanced Research Project Agency (“DARPA”) for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications. The Company leases approximately 34,000 square feet of excess space within its owned facility to tenants under long-term contracts, of which OCCAM Networks, Inc., an unrelated party, leases approximately 31,000 square feet. The Company’s revenue with Marubeni was for the development of a telecommunications optical switch, which was completed in the second quarter of fiscal 2004. The Company’s revenue with Galaxy Scientific Corp. was funded by a contract from the U.S. Army to support the development of the inertial navigation device that the Company is developing for L-3. The Galaxy contract was completed in the first quarter of fiscal 2004. The Company’s business with Turnstone Systems, Inc. (“Turnstone”) was for the development of an electrostatic relay array used in the telephone industry. This business ceased when Turnstone filed for dissolution on December 4, 2003. The Company currently has contracts with customers in the RF wireless industry, which includes RF switching and phase-shifting electronics. The Company’s revenue by significant customer for both fiscal 2004 and fiscal 2003 are displayed on the following chart.

Revenue by Customer

	For the Periods:
	Year Ended October 2, 2004	Year Ended September 27, 2003
	(As a percentage of revenue)
L-3	40%	0%
DARPA assistance agreement	11%	11%
OCCAM Networks, Inc.	5%	9%
Marubeni Solutions	4%	13%
Galaxy Scientific	1%	14%
Spectra	1%	9%
Turnstone Systems	0%	12%
All Others	38%	32%
Total	100%	100%

The Company’s products and services are sold in the United States, Canada and Japan by its direct sales personnel.

Government Approval

The Company is a subcontractor to DARPA and L-3 in certain long-term contracts of L-3 with the U.S. Army to produce gyroscopes and accelerometers for use in inertial navigation. The Company’s status as a subcontractor, and the products it produces in that capacity, are subject to substantial government regulation and continuing agency approval.

Competition

The Company competes with other independent MEMS manufacturers. They are generally private entities, and information about their financial status is unavailable to the Company. The names of some of these firms are Micralyne, Colibrys, Applied MEMS, Tronics, XFab and Issys. Some of these companies operate wafer fabrication (“wafer fab”) facilities using a four-inch diameter wafer compared to the six-inch format used by the Company. The larger wafer used by the Company has approximately twice the physical useable area, which provides approximately twice as many die per wafer compared to the smaller four-inch wafer. This feature provides the Company with certain cost advantages.

The Company also competes with large integrated circuit manufacturers with six-inch wafer fab facilities. These firms include Honeywell, Dalsa, Analog Devices, Texas Instruments and Motorola. These competitors are all significantly larger than the Company with greater financial, technical and marketing resources than the Company. In some cases, these firms operate wafer fabs based on Complimentary Metal Oxide Semiconductor (“CMOS”) technology which limits their use compared to the Company’s equipment capabilities.

The Company also competes with captive wafer fabs owned by vertically integrated MEMS users. These include: Intellisense, owned by Corning, Inc., which recently closed its fab; and Cronos, owned by Memscap S. A. These firms are primarily focused on producing products for their respective parents, but they also service external customers.

The principal competitive factors in the Company’s markets are price, product performance, quality, product availability and responsiveness to customers and technological sophistication. See “Customers.”

Environmental Compliance

The Company uses hazardous chemicals in its manufacturing and is subject to a variety of environmental and land use regulations related to their use, storage and disposal. If the Company fails to comply with present or future regulations, liability for the cost of remediation, damages or penalties, and production suspension or delay could result. In addition, environmental or land use regulations could restrict the Company’s ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges.

The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other similar proceedings could arise in the future. In fiscal 2002, the Company was advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California. The EPA alleges that the Company provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. If these legal defenses are unsuccessful, the Company could be required to pay an amount of less than $0.1 million. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds (“VOCs”) at a former site leased by the Company in Goleta, California under an order of the California Regional Water Quality Control Board (“CRWQCB”). VOC contamination at the site has been reduced and the Company does not expect future expenditures related to the site to be material.

In fiscal 2003, the Company sold its Hollister facility. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or VOC contamination. However, ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The Company has been asked by the CRWQCB to submit semi-annual sample results from its well. One property adjacent to the Company is conducting a remediation project on its site for this same VOC and the CRWQCB required this property to place monitoring wells between the two properties. Their testing detected the presence of breakdown products of the same VOC. The owners of the adjacent property have been asked to conduct semi-annual sampling of the wells. A second property adjacent to the Company is conducting site characterization under the guidance of the CRWQCB related to the same VOC found on the Company’s site. In the fourth fiscal quarter of 2004, the CRWQCB issued a letter to the Company indicating that their investigation of the adjacent properties led them to the conclusion that the VOC present on the Company’s site was the Company’s responsibility. The CRWQCB has requested that the Company continue to submit results from the semi-annual monitoring of its well. The Company is unable to make a determination of potential future costs for this situation. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property. The Company’s accumulated cost to date for these matters related to the Hollister facility has been less than $0.1 million.

The Company believes it conducts its business in a manner that complies with environmental laws and regulations. While the Company’s known environmental liabilities have largely been resolved and are not, either individually or taken together, material to its business and financial condition, there can be no assurance that material environmental claims will not arise in the future. If such claims arise, they could be extremely expensive to contest or to resolve if the Company is found responsible and does not have applicable insurance coverage, which would result in material harm to its business.

Executive Officers of the Registrant

The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 15, 2004:

Name	Age	Position or Office
Dr. John S. Foster	46	Chief Executive Officer and Chairman of the Board
Peter T. Altavilla	51	Chief Financial Officer, Corporate Controller and Secretary

Dr. John S. Foster has over 17 years of experience in technology and operations management. He joined the Company in 1993. He has held a variety of senior management positions including two years as the Company’s Managing Director of its former operation in Penang, Malaysia and as the Vice President of Worldwide Operations. Dr. Foster holds a doctorate in Applied Physics from Stanford University. He was elected to the position of Chief Executive Officer of the Company on November 16, 2001 and to the position of Chairman of the Board on November 19, 2001.

Peter T. Altavilla has been employed by the Company since 1987. He served as Assistant Controller until August 1, 1994, when he was elected to the position of Corporate Controller. Mr. Altavilla was elected Secretary on February 9, 1996. He was elected to the position of Chief Financial Officer of the Company on November 16, 2001.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns its headquarters, office, plant and warehouse in Goleta, California. The facility, used for marketing, manufacturing and engineering, is 130,000 square feet, and includes a 30,000 square foot wafer fabrication plant.

The Company believes its existing manufacturing facilities are adequate to support customer requirements during fiscal 2005.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in ongoing compliance activities with local environmental agencies. See “Item 1—Description of Business—Environmental Compliance.”

A neighbor of the Company’s former 6300 Hollister facility filed an environmental related complaint against the Company and several other neighboring properties in August 2004. The claim stems from environmental monitoring activity that the claimant was caused to perform by the California Regional Water Quality Control Board (RWQCB). The complaint is in defense of claims against it in order to avoid or minimize its alleged liability associated with responding to soil and groundwater contamination orders from the California Regional Water Quality Control Board. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property, including legal defense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is not traded on any exchange or quoted on NASDAQ.

As of December 13, 2004, there were approximately 983 holders of record of the Company’s Common Stock.

The Company has not paid dividends in the last two fiscal years. Because the Company is not yet profitable and because it intends to reinvest any earnings in the expansion of its business, the Company does not expect to pay dividends on its Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities

On September 30, 2003, the Company reached a settlement with the holders of its Professional Notes, who had provided professional services to the Company during its Chapter 11 reorganization and received convertible promissory notes (“Professional Notes”) evidencing the Company’s indebtedness for those services. As partial consideration for the cancellation of the Professional Notes, the Company issued 368,113 shares of Common Stock, 18-month warrants for the purchase of a total of 16,437 shares of Common Stock at a price of $5.35 per share, which will expire on March 30, 2005, and three-year warrants for the purchase of a total of 68,777 shares of Common Stock at a purchase price of $7.29 per share, which will expire on September 30, 2006. Of these securities, 276,287 shares of Common Stock were issued pursuant to the exemption from registration under the Securities Act under Section 1145(a) of the Bankruptcy Code for the sale of securities by a debtor under a plan of reorganization in exchange for a claim against or interest in the debtor, including a claim for administrative expense in the bankruptcy case. Of the Common Stock and the warrants described in this paragraph, 91,826 shares were sold pursuant to the exemption from registration available under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

On October 31, 2003, the Company sold 167,000 shares of Common Stock to L-3 at a price of $5.35 per share, upon L-3’s exercise of an 18-month warrant that it had purchased on August 1, 2003. The shares were sold pursuant to the exemption from registration available under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

No underwriter or agent was involved in any of the above transactions.

On January 25, 2005, subsequent to the end of the fiscal year, the Company privately sold equity securities sold to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (“Investor Group”) The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and a warrant for the purchase of up to 500,000 shares of common stock. The net proceeds to the Company were approximately $16.0 million. The Company plans to use approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

W.R. Hambrecht & Co. advised the Company in arranging the above transaction.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The following selected financial data should be read in conjunction with the Financial Statements provided in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 2, 2004	Year Ended September 27, 2003
	(In thousands, except per share and employment amounts)
OPERATIONS
Net revenue	$10,114	$5,531
Net loss	$(4,264)	$(5,524)
Loss per common share—basic and diluted	$(.62)	$(.97)
Weighted average number of common shares outstanding—basic and diluted	6,888	5,684
BALANCE SHEET
Working capital deficit	$(2,746)	$(802)
Total assets	19,499	22,573
Long term debt	9,112	12,057
Shareholders’ equity	5,524	5,777
OTHER DATA
Period-end employment	72	65

The following discussion should be read together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors Affecting Our Business” and elsewhere in this report.

Overview

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company has incurred substantial cumulative losses since its emergence from bankruptcy including a net loss of $4.3 million for the fiscal year ended October 2, 2004. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve and sustain profitability. In order to fund that growth, on January 25, 2005, subsequent to the end of the fiscal year, the Investor Group invested a total of $17.0 million in the Company in a private placement of equity securities. The net proceeds to the Company were approximately $16.0 million. In exchange for the investment, the Investor Group received 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and a warrant for the purchase of up to 500,000 shares of common stock. The Company plans to use approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds will be used for general working capital needs.

The Company has reorganized itself from a manufacturer of magnetic recording heads for the disk drive industry to a manufacturer of micro-electro-mechanical systems (“MEMS”) operating in a number of industry segments. MEMS devices were first developed in the late 1970s and early 1980s. Generally speaking, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. However, what distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered owing to the large number of devices that can be made on a single wafer.

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

The Company’s three additional lines of business are:  “Santa Barbara Tool & Die,” “IMT Analytical” and leasing of excess space in its owned facility under long-term lease contracts (see Item 1—Description of Business—Other Lines of Business).

Annual Results of Operations

The following table sets forth certain financial data for the Company for the last two fiscal years and provides a presentation of this information as a percentage of net revenue.

	Year Ended: October 2, 2004		Year Ended: September 27, 2003
	% of Revenue		% of Revenue
	(in thousands except % of revenue)
Net revenue
MEMS and other	$9,579	94.7%	$5,013	90.6%
Rental income	535	5.3%	518	9.4%
Total	10,114	100.0%	5,531	100.0%
Cost of revenue
MEMS and other	10,858	107.4%	6,140	111.0%
Rental income	135	1.3%	152	2.8%
Total	10,993	108.7%	6,292	113.8%
Gross loss	(879)	(8.7)%	(761)	(13.8)%
Research and development	530	5.2%	939	17.0%
Selling, general and administrative	1,790	17.7%	2,447	44.2%
Gain on building sale	—	0.0%	(623)	(11.3)%
Loss from operations	(3,199)	(31.6)%	(3,524)	(63.7)%
Interest income	4	0.0%	15	0.3%
Interest expense	(1,159)	(11.5)%	(2,021)	(36.6)%
Other income, net	103	1.0%	42	0.8%
Other expense	(1,052)	(10.5)%	(1,964)	(35.5)%
Loss from operations before income taxes	(4,251)	(42.1)%	(5,488)	(99.2)%
Provision for income taxes	13	0.1%	36	0.7%
Net loss	$(4,264)	(42.2)%	$(5,524)	(99.9)%

Net Revenue:   Net revenue increased to $10.1 million in fiscal 2004 compared to net revenue of $5.5 million in fiscal 2003. The revenue increase was due to growth in revenue for the MEMS portion of the business and an increase in revenue for Santa Barbara Tool & Die. The MEMS portion of the business had revenue of $8.3 million and $4.1 million for fiscal 2004 and 2003, respectively. The Company has added new customers through its marketing efforts and is beginning to see a resulting growth in revenue. Santa Barbara Tool & Die revenue increased to $1.2 million in fiscal 2004, compared to $0.7 million in fiscal 2003. IMT Analytical had revenue of $0.1 million and $0.2 million in fiscal 2004 and fiscal 2003, respectively. The leasing of excess space generated $0.5 million in revenue in fiscal 2004 and $0.5 million for fiscal 2003. The Company expects its revenue to continue to grow, but it is uncertain whether the current rate of growth is indicative of the future growth rate.

Gross Loss:   Gross loss, which is the amount by which costs of revenue exceeded revenue, was $0.9 million or 8.7% of revenue for fiscal 2004 compared to $0.8 million or 13.8% of revenue for fiscal 2003. As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs (eg, depreciation, utilities). The MEMS portion of the business had a gross loss of $1.6 million or a negative 18.8% in fiscal 2004 and a $1.3 million gross loss or a negative 31.0% in fiscal 2003. The MEMS gross loss in fiscal 2003 included $0.4 million in amortization of employee stock incentives. Santa Barbara Tool & Die had a $0.2 million gross profit in fiscal 2004 compared to $0.1 million in fiscal 2003. IMT Analytical generated a $0.1 million gross profit in fiscal 2004 and a minimal gross profit in fiscal 2003. The leasing of space to third party tenants provided a gross profit of $0.4 million in both fiscal 2004 and fiscal 2003. The Company had sixty-one production employees at the end of fiscal 2004, compared to fifty-four at the end of fiscal 2003.

Research and Development:   Research and development expenses (“R&D”) were $0.5 million in fiscal 2004 compared to $0.9 million in fiscal 2003. The fiscal 2003 amount includes $0.3 million in amortization of employee stock incentives. The R&D expenses represented 5.2% and 17.0% of net revenue in fiscal 2004 and 2003, respectively.

R&D expenditures for the Company focus on development of new MEMS devices and the associated production processes for the telecommunication, inertial navigation, wireless communication, and the biomedical product areas. R&D expenditures are expected to grow as the Company continues to diversify into new product areas. The Company had four employees focused on the development of new products and manufacturing processes at the end of fiscal 2004, which is the same headcount as in fiscal 2003.

Selling, General and Administrative Expenses:   Selling, general and administrative (“SG&A”) expenses were $1.8 million and $2.4 million in fiscal 2004 and 2003, respectively. The fiscal 2003 amount included $0.1 million of property tax, insurance and utility expense related to the Hollister property which the Company sold in the second fiscal quarter of 2003. SG&A expenses included $0.1 million and $0.6 million in amortization of employee stock incentives in fiscal 2004 and 2003, respectively.

The decrease in SG&A expenses from fiscal 2003 to fiscal 2004 was due to the $0.5 million decrease in the amount of the amortization of the employee stock incentives between the two periods. The total S,G&A expenses decreased as a percentage of revenue from 44.2% to 17.7% respectively, for such periods. The Company currently has seven employees providing the services reported as SG&A which is the same as reported for fiscal 2003.

Interest Expense:   Interest expense was $1.2 million and $2.0 million in fiscal 2004 and 2003, respectively. The Company sold its Hollister facility in the second fiscal quarter of 2003 and paid off its mortgage. The reduction in interest expense due to the mortgage payoff is approximately $0.4 million. In the first fiscal quarter of 2004, the Company completed the negotiations for the payoff of its Professional Notes, which cancelled notes with an annual interest expense of approximately $0.4 million.

Other income.   The Company recognized $0.1 million in other income in fiscal 2004 from the final payment associated with the sale of a minority ownership position in Magnetic Data Technologies, LLC, a former subsidiary of the Company compared to $0.7 million associated with the sale of its Hollister property and other miscellaneous income for fiscal 2003.

Provision for Income Taxes:   The fiscal 2004 and 2003 provision for income taxes included minimum state income taxes.

Due to the change in control as a result of the bankruptcy, the Company may not be able to receive the full benefit from net operating loss carryforwards accumulated prior to the bankruptcy. Portions of the Company’s pre-bankruptcy tax losses, however, may be eligible for use in future periods. The Company is currently evaluating these amounts. From the commencement of the Chapter 11 Reorganization through October 2, 2004, the Company has accumulated net operating loss carryforwards of approximately $32.2 million for federal tax purposes and $16.1 million for state tax purposes. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards expire in varying amounts beginning in 2021 for federal purposes and 2011 for state purposes. At October 2, 2004, all identified deferred tax assets are offset by a valuation allowance due to the uncertainty of future realization of those additional operating loss carryforwards; therefore, recognizing any additional operating loss carryforwards would not result in a benefit in the provision for income taxes.

If future taxable income enables the Company to realize its deferred tax assets, the valuation allowance will be reversed in whole or in part, and the Company will recognize an income tax benefit.

Backlog and Billings

As of October 2, 2004, the Company had $2.9 million in sales order backlog and $4.1 million in billings on uncompleted contracts. These amounts are substantially related to contracts the Company has with L-3 and DARPA. The Company’s development project with DARPA had $0.9 million in billings and $0.8 million in capitalized costs resulting in $0.1 million in billings in excess of costs. The Company’s development project with L-3 had $1.6 million in billings and $0.9 million in capitalized costs resulting in $0.7 million in billings in excess of costs. The Company expects to complete the L-3 contract for a value of $1.6 million in its first fiscal quarter of 2005. The Company presents the billings in excess of costs on uncompleted contracts as a net figure in accordance with ARB45.

Liquidity and Capital Resources

The Company’s principal funding need is for working capital to fund continuing operations, research and development and expansion of the business. The Company expects to meet the needs for liquidity during fiscal 2005 with funds from operations and the proceeds of the sale of equity securities completed on January 25, 2005. The Company’s ability to generate revenue from operations in the future will depend heavily on its ability to achieve volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to its production goals, there can be no assurances that the Company will achieve planned production levels. Accordingly, in the future  the Company may need to obtain additional funds for operations by the sale of equity securities or borrowing, but it can give no assurance that debt or equity financing will be available on terms that are acceptable to the Company, or at all.

The Company’s cash balance was $0.4 million at October 2, 2004 compared to $2.5 million at September 27, 2003. The decrease in cash was primarily due to the net use of cash by operations of $1.8 million and the use of $0.2 million to pay down its property tax debt. On September 30, 2003, the Company used $2.4 million in cash as part of the agreement to cancel its Professional Notes. The Company also issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to these note holders. This transaction cancelled $5.1 million in notes and accrued interest. The Company received an additional equity investment of $0.9 million from L-3 on October 31, 2003, when L-3 exercised warrants to purchase

167,000 shares of Common Stock that it had received as part of its August 2003 investment in the Company. On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note “(Note”) for $1.5 million with L-3. The Note is due upon demand from L-3 and L-3 has the option to convert the Note plus its accrued interest to common stock of the Company at the price of $5.35 per share. The accrued and unpaid interest on the Note will be compounded quarterly at a rate equal to the prime rate published in the Wall Street Journal at the end of each quarter plus 2%. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation.

The MEMS industry is capital intensive and requires expenditures for manufacturing equipment and research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2005, the Company plans approximately $1.1 million in capital expenditures primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. Capital equipment purchase commitments were minimal at October 2, 2004.

On January 25, 2005, the Investor Group invested a total of $17.0 million in the Company in a private placement of equity securities. The net proceeds to the Company were approximately $16.0 million. In exchange for the investment, the Investor Group received 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and a warrant for the purchase of up to 500,000 shares of common stock. The Company plans to use approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

The Company is still attempting to refinance its existing 12% interest mortgage with current lower rates. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company’s financial condition and competitive position.

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $4.3 million for the fiscal year ended October 2, 2004 and has incurred substantial cumulative losses since its emergence from bankruptcy. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all. On January 25, 2005, subsequent to the end of the fiscal year, the Investor Group invested a total of $17.0 million in the Company in a private placement of equity securities. The net proceeds to the Company were approximately $16.0 million. In exchange for the investment, the Investor Group received 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and a warrant for the purchase of up to 500,000 shares of common stock. The Company plans to use approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

The Company’s principal remaining indebtedness is the mortgage on its headquarters and operating facility. The Company has not been in default under this indebtedness.

Commitments and Contingencies

The Company’s use of hazardous chemicals in its manufacturing subjects it to a variety of environmental and land use regulations related to their use, storage and disposal. The Company is currently engaged in efforts to remedy soil and water contamination under the supervision of government agencies. If the Company fails to comply with present or future regulations, liability for the cost of remediation, damages and penalties, and production suspension or delay could result.

The Company believes it conducts its business in a manner that complies with environmental laws and regulations. While the Company’s known environmental liabilities have largely been resolved and are not, either individually or taken together, material to its business and financial condition, there can be no assurance that material environmental claims will not arise in the future. If such claims arise, they could be extremely expensive to contest or to resolve if the Company is found responsible and does not have applicable insurance coverage, which would result in material harm to its business. See “Item 1. Business—Environmental Compliance.”

Purchase commitments associated with capital expenditures were minimal at October 2, 2004

The Company has no leases under which it is the lessee.

The company is required to comply with the requirements of Sarbanes Oxley Section 404 during its fiscal year ending October 1, 2005. This process will involve the design, documentation and testing of the company’s internal financial reporting controls. The ultimate cost of this process cannot be determined at this time.

The following summarizes the Company’s significant contractual obligations at October 2, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Payments Due by Period
(in thousands)

Significant Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Property Mortgage	$8,830	$—	$8,830	$—	$—
Secured Promissory Note	1,500	1,500	—	—	—
Property Taxes	470	188	282	—	—
Long-Term Debt	$10,800	$1,688	$9,112	$—	$—

Critical Accounting Policies

Application of the Company’s accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts would be reported if the assumptions and estimates changed. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs and other special charges, depreciation and amortization, warranty costs and contingencies. Management has identified the following accounting policies as critical to an understanding of its financial statements and as areas most dependent on management’s judgment and estimates.

Revenue Recognition and Warranty Policies:   The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in fiscal 2004 or 2003. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

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

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial condition or results of operations.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46R did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

The FASB has proposed FASB Staff Position No. FAS 109-a, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.”  On October 22, 2004, the American Jobs Creation Act of 2004 (the “ACT”) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction’s characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have a material impact on the Company’s financial statements.

Risk Factors Affecting the Company’s Business

In addition to the factors discussed elsewhere in this report, the following are important factors that could cause a material adverse effect on the Company’s financial condition and competitive position and cause actual results or events to differ materially from those contained in any forward- looking statements made by or on behalf of the Company.

The Company has incurred losses since 1999; it recently emerged from bankruptcy and expects to incur losses in future quarters.

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $4.3 million for the fiscal year ended October 2, 2004 and has incurred substantial cumulative losses since its emergence from bankruptcy. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve and sustain profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

The Company cannot satisfy its liquidity requirements without the infusion of capital.

Since emerging from bankruptcy, the Company’s principal sources of liquidity have been sales of equity securities and borrowing. On January 25, 2005, subsequent to the end of the fiscal year, the Investor Group invested a total of $17.0 million in the Company in a private placement of equity securities. The net proceeds to the Company were approximately $16.0 million. In exchange for the investment, the Investor Group received 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and a warrant for the purchase of up to 500,000 shares of common stock. The Company plans to use approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds will be used for general working capital needs and other corporate purposes. While the proceeds of the private placement along with funds from operations will satisfy the Company’s need for liquidity in the near future, unless the Company can achieve increased sales, it may need to seek additional equity or debt financing. These sources of financing may not be available on acceptable terms or at all.

The Company is still attempting to refinance its existing 12% interest mortgage with current lower rates. The Company cannot give assurance that re-financing of this mortgage will be available or, if available, that its terms will be favorable to the Company.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company purchased minimal property, plant and equipment in fiscal 2004. During fiscal 2005, the Company plans to purchase or enter into lease financing for approximately $1.1 million of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

The Company has high fixed costs and excess capacity due to its current low production volumes.

The fixed costs of operating and maintaining the Company’s 30,000 square foot wafer fabrication facility and other elements of its production capacity are high. Most of its current production consists of prototypes and new product development. These are low-volume projects, which leave the Company’s facilities underutilized and unable to absorb the fixed costs. As a result the Company experiences operating losses. The Company plans to shift from low-volume prototype and development orders to high-volume production for its customers as their development programs mature into production contracts, which will make fuller use of the Company’s excess capacity. However, making this shift depends on the success of the Company’s engineers in developing efficient high-volume production technology, the success of its customers in developing marketable uses for MEMS technology, and the general growth and acceptance of MEMS technology. If the Company cannot successfully make the transition to high-volume production, it will continue to experience losses and suffer material harm to its operating results and liquidity.

Technological Changes.

The MEMS business has been characterized by rapidly changing technology. The demand for greater capability will cause competitors to continue to build greater performance into their respective products. There can be no assurance that the Company’s products will achieve such performance. There can be no assurance that the Company will not experience manufacturing and product quality problems in the future. New technologies may require manufacturing equipment and techniques that it does not yet possess. The Company’s future success depends in large part on its ability to develop and qualify new products on a timely basis and to manufacture them in sufficient quantities to compete effectively on the basis of price and performance.

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

The Company’s operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company’s sales are generally made pursuant to individual purchase orders and production is scheduled on the basis of such purchase orders. Because the market for  MEMS products is new, and the Company is constantly introducing new designs ordered by customers, the sales cycles are long and unpredictable. The sales cycle for the Company’s products typically ranges from three to six months. Moreover, as customer programs mature, the Company may have to write-down inventory and equipment. In addition, the Company must qualify on future programs to sell its products. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company’s future operating results. In particular, in the past the Company’s operating results have been adversely affected when production capacity is underutilized, and will likely be so affected in the future.

The Company’s common stock may be illiquid and suffer from price volatility because it has not been publicly traded.

There has not been a public market for the Common Stock since January, 2000. The Company’s outstanding Common Stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market. The company intends to apply for listing of its common stock, but there can be no assurance it will be successful. Even if listed, it is likely that the stock will initially be thinly traded and the Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. A thin trading market in the Company’s stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

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

•       potentially adverse tax consequences;

•       fluctuations in currency exchange rates;

•       political and economic instability; and

•       trade barriers.

Any of these factors could seriously harm the Company’s international operations and, consequently, business.

Environmental laws and regulations.

The Company’s manufacturing processes employ hazardous substances and are subject to regulation pursuant to various federal and state laws governing the environment. In the past, the Company has been subject to claims by government agencies and individuals related to disposal of hazardous materials. See “Item 1. Business—Environmental Compliance” and “Item 3.—Legal Procedings.” The Company believes it conducts its business in a manner that complies with environmental laws and regulations. Nevertheless, other material environmental claims could arise in the future, which could have a material adverse effect on the Company.

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

ITEM 7.  FINANCIAL STATEMENTS. (See Pages F-1 through F-21)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer, John S. Foster, and Chief Financial Officer, Peter T. Altavilla, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEMS 9, 10, 11, 12 AND 14.

The information required in these items is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended October 2, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1

Debtor’s Third Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Dated as of September 24, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 20, 2001).

3.1

Amended and Restated Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

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

4.2

Warrant Agreement between the Company and L-3 Communications Corporation, dated August 1, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2003).

4.3

Warrant Agreement between the Company and L-3 Communications Corporation, dated September 3, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2004).

4.4

Warrant Agreement between the Company and Stutman Treister & Glatt, Professional Corporation, dated September 30, 2003 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2004).

10.1

Change in Control Agreement between the Company and John Foster, dated April 15, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

10.2

Change in Control Agreement between the Company and Peter T. Altavilla, dated April 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

10.3	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).
10.4

Stock Purchase Agreement between the Company and L-3 Communications Corporation, dated August 1, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 13, 2003).

10.5	2001 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to the

Company’s Proxy Statement on Schedule 14A filed on January 28, 2004).
10.6	Form of Stock Option Agreement under 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).
10.7

Form of Restricted Stock Agreement under 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

10.8

Fixed Rate Note of the Company, payable to Owens Financial Group, Inc., dated December 20, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

10.9

Deed of Trust, Security Agreement and Assignment of Leases and Rents, between the Company, Owens Financial Group, Inc. and Investors Yield, Inc., dated December 20, 2001 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

10.10	Worldwide Cash Profit Sharing Plan (incorporated by reference to Exhibit 10 to Amendment No. 1 to the Company’s Report on Form 10-Q filed March 4, 1996).
10.11

Recapitalization Agreement, dated as of March 20, 1999 and as amended by Amendment No. 1 dated as of April 9, 1999, among MDT Holdings, LLC, Applied Magnetics Corporation, DDCI, LLC, Vestro Investments Group Limited, Milestone Acquisitions II, LLC and Magnetic Data Technologies, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 26, 1999).

10.12	Stock Purchase Agreement between the Company and L-3 Communications Corporation, dated September 3, 2003.
10.13

Letter Agreement between Stutman Treister & Glatt, Professional Corporation, Houlihan Lokey Howard & Zukin, O’Melveny & Myers LLP, Sheppard Mullin Richter & Hampton LLP and the Company for the settlement of the Professional Persons Notes, dated as of September 22, 2003.

10.14

Promissory Note dated March 15, 2004 by Innovative Micro Technology in favor of L-3 Communications Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on March 30, 2004).

10.15

Security Agreement dated March 15, 2004 by and between the Company and L-3 Communications Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on March 30, 2004).

10.16

Supplemental Agreement dated March 15, 2004 by and between the Company and L-3 Communications Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 30, 2004).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MICRO TECHNOLOGY, INC.
By:	/s/ JOHN S. FOSTER
Dr. John S. Foster
Chairman and Chief Executive Officer
Date:	January 27, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ JOHN S. FOSTER	By: /s/ PETER T. ALTAVILLA
Dr. John S. Foster Chairman and Chief Executive Officer Date: January 27 , 2005	Peter T. Altavilla Chief Financial Officer, Corporate Controller and Secretary Date: January 27 , 2005
By: /s/ MALCOLM CURRIE	By: /s/ CALVIN QUATE
Dr. Malcolm Currie Director Date: January 27 , 2005	Dr. Calvin Quate Director Date: January 27 , 2005
By: /s/ SCOTT AVILA	By: /s/ DANIEL E. ARMEL
Scott Avila Director Date: January 27 , 2005	Daniel E. Armel Director Date: January 27 , 2005
By: /s/ WILLIAM HOWARD	By: /s/ JILL WITTELS
Dr. William Howard Director Date: January 27 , 2005	Dr. Jill Wittels Director Date: January 27 , 2005
By: /s/ A. MICHAEL ANDREWS II
Dr. Michael Andrews Director Date: January 27 , 2005

Innovative Micro Technology, Inc.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Innovative Micro Technology, Inc.

We have audited the balance sheet of Innovative Micro Technology, Inc. as of October 2, 2004, and the related statements of operations, shareholders’ equity, and cash flows for the years ended October 2, 2004 and September 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Micro Technology, Inc. as of October 2, 2004, and the results of its operations and its cash flows for the years ended October 2, 2004 and September 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Los Angeles, California
November 19, 2004, except for footnotes 1 and 11,
     which are as of January 25, 2005

Innovative Micro Technology, Inc
BALANCE SHEET
(In thousands, except share and par value data)

As of October 2, 2004
ASSETS
Current assets:
Cash	$429
Accounts receivable, net of allowance for doubtful accounts of $0	1,159
Accounts receivable—related party	128
Costs in excess of billings on development projects	33
Prepaid expenses and other	278
Total current assets	2,027
Property, plant and equipment, at cost:
Land	8,750
Buildings	9,408
Manufacturing equipment	2,184
Total property, plant and equipment, at cost	20,342
Less—accumulated depreciation and amortization	(3,163)
Total property, plant and equipment	17,179
Other assets	293
Total assets	$19,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,688
Accounts payable	783
Accrued payroll and benefits	576
Accrued audit and legal	133
Accrued property taxes	34
Billings in excess of costs for development projects	595
Billings in excess of costs for development projects—related party	693
Other current liabilities	271
Total current liabilities	4,773
Long-term debt	9,112
Other long-term liabilities	90
Shareholders’ equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, none issued and outstanding	—
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,937,443 shares issued and outstanding at October 2, 2004	1
Paid-in capital	23,056
Accumulated deficit	(17,533)
Total shareholders’ equity	5,524
Total liabilities and shareholders’ equity	$19,499

The accompanying Notes to Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended October 2, 2004	Year Ended September 27, 2003
Net revenue
MEMS and Other	$9,579	$5,013
Rental income	535	518
Total	10,114	5,531
Cost of revenues
Cost of MEMS and Other revenue (including stock-based compensation of $47 and $378 for the years ended October 2, 2004 and September 27, 2003)	10,858	6,140
Expenses applicable to rental income	135	152
Total	10,993	6,292
Gross loss	(879)	(761)
Research and development expenses (including stock-based compensation of $40 and $316 for the years ended October 2, 2004 and September 27, 2003)	530	939
Selling, general and administrative expenses (including stock-based compensation of $70 and $556 for the years ended October 2, 2004 and September 27, 2003)	1,790	2,447
Gain on sale of building	—	(623)
Loss from Operations	(3,199)	(3,524)
Interest income	4	15
Interest expense	(1,159)	(2,021)
Other income	103	42
Other expense	(1,052)	(1,964)
Loss from operations before provision for income taxes	(4,251)	(5,488)
Provision for income taxes	13	36
Net loss	$(4,264)	$(5,524)
Net loss per share:
Loss per common share—basic and diluted	$(0.62)	$(0.97)
Weighted average number of common shares outstanding:
Common shares—basic and diluted	6,888	5,684

The accompanying Notes to Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc.
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(In thousands, except share amounts)

	Successor Common Stock
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Restricted Stock	Shareholders’ Equity
Balance, September 28, 2002	5,434,998	$1	$16,714	$(7,745)	$(1,406)	$7,564
Private equity sale	467,500		2,488			2,488
Amortization and deemed issuance of restricted stock	250,000				1,249	1,249
Net loss				(5,524)		(5,524)
Balance, September 27, 2003	6,152,498	1	19,202	(13,269)	(157)	5,777
Private equity sale	167,000		894			894
Cancellation of shares	(167)					—
Conversion of professional notes payable to common stock	368,113		2,960			2,960
Amortization and deemed issuance of restricted stock	250,000				157	157
Net loss				(4,264)		(4,264)
Balance, October 2, 2004	6,937,444	$1	$23,056	$(17,533)	$—	$5,524

The accompanying Notes to Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc
STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended October 2, 2004	Twelve Months Ended September 27, 2003
Cash Flows from Operating Activities:
Net loss	$(4,264)	$(5,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,155	1,165
Employee restricted stock amortization	157	1,249
Amortization of loan costs	—	46
Induced conversion of professional notes	203	—
Gain on sale of assets	—	(623)
Non-cash interest	574	574
Changes in assets and liabilities:
Accounts receivable	(525)	21
Accounts receivable—related party	308	(280)
Costs in excess of billings on development projects	(33)	48
Costs in excess of billings on development projects—related party	—	25
Prepaid expenses and other	(6)	(37)
Other assets	155	70
Accounts payable	156	(41)
Accrued payroll and benefits	190	100
Accrued property taxes	1	(30)
Accrued audit and legal	79	(35)
Billings in excess of costs for development projects	289	204
Billings in excess of costs for development projects—related party	157	536
Other current liabilities	(392)	(135)
Other long-term liabilities	(42)	(42)
Net cash used in operating activities	(1,838)	(2,709)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(14)	(64)
Proceeds from sale of building	—	6,198
Proceeds from sale of equipment	—	5
Net cash provided by (used in) investing activities	(14)	6,139
Cash Flows from Financing Activities:
Proceeds from sale of common stock	894	2,500
Equity issuance costs	—	(12)
Proceeds from issuance of debt	1,500	—
Repayment of debt	(2,576)	(6,345)
Net cash used in financing activities	(182)	(3,857)
Net decrease in cash	(2,034)	(427)
Cash at beginning of year	2,463	2,890
Cash at end of year	$429	$2,463
Supplemental Cash Flow Data:
Interest paid	$1,113	$1,406
Income taxes paid	$25	$22
Supplemental disclosure on non-cash financing activity:
Conversion of professional notes payable to common stock	$2,757	$—

The accompanying Notes to Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc
NOTES TO FINANCIAL STATEMENTS

1.   Reorganization, Basis of Presentation

Innovative Micro Technology, Inc. (the “Company”) was incorporated in California in 1957 and was reincorporated in Delaware in 1987. The Company is engaged in the business of the design and manufacture of MEMS devices. MEMS is an acronym for micro-electro-mechanical system. To date these operations have consisted of product development contracts. The Company’s business plan is to transition itself to a high volume manufacturer. MEMS devices were first developed in the late 1970s and early 1980s. Generally, MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices or thin-film recording heads for magnetic storage devices. MEMS devices, however, are distinguished in that they are designed to include moving parts, hence the “mechanical” part of the name. By using modern wafer techniques, device complexity and performance is enhanced, and cost is lowered due to the large number of devices that can be made on a single wafer. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.

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

The Company’s three additional lines of business are:  “Santa Barbara Tool & Die,” “IMT Analytical” and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool & Die’s technology permits high precision manufacturing of tooling, and the business features electron-discharge machining (EDM) which includes metals and ceramics capabilities. IMT Analytical’s laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool & Die and IMT Analytical are strategic parts of the core company in that their services are used to make the core business more competitive; and both use the capacity that exceeds internal Company needs to provide services to outside customers. In addition, the Company has approximately 51,000 square feet of building space available to lease. As of October 2, 2004, approximately 34,000 square feet were under long term lease arrangements with annual rental income of approximately $0.5 million.

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $4.3 million for the year ended October 2, 2004 and has a working capital deficit of $2.7 million as of October 2, 2004. The Company expects to have increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

On September 30, 2003, the Company used $2.4 million in cash as part of the agreement to cancel its Professional Notes (See Note 5). The Company also issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to cancel these Professional Notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest.

On October 31, 2003, L-3 Communications Corporation (“L-3”) exercised 167,000 warrants for the purchase of Common Stock at a price of $5.35 per share for a total of $0.9 million. L-3 received these warrants, as well as a thirty-six month warrant for the purchase of 700,000 shares of Common Stock at $7.29 per share, as part of its $5.0 million August 2002 investment in the Company. The Company used the funds for working capital requirements.

On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note (“Note”) for $1.5 million with L-3. The Note is due upon demand from L-3, and L-3 has the option to convert the Note plus its accrued interest to common stock of the Company at the price of $5.35 per share. The accrued and unpaid interest on the Note will be compounded quarterly at a rate equal to the prime rate published in the Wall Street Journal at the end of each quarter plus 2%. The Company used the funds for working capital requirements.

On January 25, 2005, subsequent to the end of the fiscal year, the Company privately sold equity securities to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (“Investor Group”). The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and a warrant for the purchase of up to 500,000 shares of common stock. The net proceeds to the Company were approximately $16.0 million. The Company plans to use approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds will be used for general working capital needs and other corporate purposes. (See Note 11).

The Company is still attempting to refinance its existing 12% interest mortgage with current lower rates. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms on a timely basis, there will be a material adverse effect on the Company’s financial condition and competitive position.

The Company exited Chapter 11 on November 16, 2001 (“Effective Date”). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” during the first quarter of fiscal 2002. In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company’s assets in conformity with the procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As provided for under the Company’s reorganization plan (the “Reorganization Plan”), the Company converted approximately $12 million of its secured liabilities to debt and $304 million of unsecured liabilities to equity in the reorganized entity.

A provision of the Reorganization Plan related to the treatment of subordinated Note claims. The Company’s former Malaysian subsidiary had credit facilities with five Malaysian Banks (“Malaysian Banks”) that were guaranteed by the Company, and that provided them with a credit position that was senior to the Company’s note holders. The Company’s 14% Note, 2% Notes and 7% Notes each contained subordination provisions. Pursuant to these provisions the Malaysian Banks, the holder of the 14% Note, the holders of the 2% Notes, and the holders of the 7% Notes have certain subordinated rights and claims. A Warrant Agreement was included in the Reorganization Plan to provide a method for the subordinated claimants to participate in the anticipated future growth in value of the Company’s Common Stock that was issued pursuant to the Reorganization Plan (“New Common Stock”). The Company has no remaining guaranties. The Warrant Agreement terminated on November 16, 2004, subsequent to fiscal 2004 year end, and all warrants were cancelled.

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

Depreciation and amortization expense amounted to $1.2 million for fiscal 2004 and fiscal 2003.

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

Billings in excess of costs on development projects:   These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at October 2, 2004 were $1.3 million related to capitalized costs under the completed contract method of accounting, as described below. Contracts with L-3 (a related party) account for $0.7 million of this billings in excess of costs on development projects balance.

Revenue Recognition and Warranty Policies:   The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in fiscal 2004 or 2003. The Company’s warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

A portion of the Company’s facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next two years with renewal at the option of the tenants. Future minimum lease income for these agreements, as of October 2, 2004 are as follows (in thousands):

Fiscal Year	Rental Income
2005	$493
2006	462
Total minimum income	$955

Fair Value of Financial Instruments:   The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $8.8 million of the Company’s mortgage indebtedness at October 2, 2004 has an interest rate of 12% and is carried at its full value. The 8% interest rate on $0.5 million of debt due on delinquent property taxes is at rates below market. The fair value of the debt would be $0.3 million based on the Company’s cost of capital of 12%. The 6% interest rate on $1.5 million of debt due on the Note with L-3 is at rates below market. The fair value of the debt would be $0.8 million based on the Company’s cost of capital of 12%.

Net Loss per Common Share.   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would, therefore, be excluded from the computation of diluted loss per share.

The following dilutive securities were outstanding at September 27, 2003: 250,000 shares of restricted Common Stock issuable in accordance with the Reorganization Plan, options to purchase 1,664,897 common shares at prices ranging from $5.00 to $5.35, warrants to purchase 167,000 common shares at a price of $5.35 per share with a term of eighteen months ending February 1, 2004, warrants to purchase 700,000 common shares at a price of $7.29 per share with a term of thirty-six months ending August 1, 2005, warrants to purchase 83,500 common shares at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 common shares at a price of $7.29 per share with a term of thirty- six months ending September 3, 2006, and approximately 504,500 common shares from the potential conversion of the Professional Persons convertible debt which is due November 16, 2003 (See Note 11). The warrants issuable to the subordinated note claimants pursuant to the Reorganization Plan, which were exercisable for 1,880,564 common shares as of September 27, 2003, were not considered dilutive as the Company had an offsetting right to repurchase an equal number of shares at the same prices.

The following dilutive securities were outstanding at October 2, 2004: 500,000 shares of restricted Common Stock issuable in accordance with the Reorganization Plan, options to purchase 1,723,652 common shares at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 common shares at a price of $7.29 per share with a term of thirty-six months ending August 1, 2005, warrants to purchase 83,500 common shares at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 common shares at a price of $7.29 per share with a term of thirty-six months ending September 3, 2006, warrants to purchase 16,437 common shares at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 common shares at a price of $7.29 per share with a term of thirty-six months ending September 30, 2006. The Warrants issuable to the subordinated note claimants pursuant to the Reorganization Plan, which were exercisable for 1,880,564 common shares as of October 2, 2004, are not considered dilutive as the Company had an offsetting right to repurchase an equal number of shares at the same prices. The warrants issued to the subordinated note claimants terminated on November 16, 2004, subsequent to fiscal 2004 year end, along with all related repurchase rights of the Company.

Stock Based Compensation:   The Company accounts for its equity compensation  plans in accordance with Accounting Principles Board Opinion No. 25. As stock options granted in the current period were granted at or above fair market value, no compensation expense has been recorded. Had the Company instead determined compensation cost on the basis of fair value pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” net loss and basic and diluted EPS would have been as follows (in thousands, except per share amounts):

	Year Ended October 2, 2004	Year Ended September 27, 2003
Net loss—as reported	$(4,264)	$(5,524)
Less—fair value of stock-based employee compensation expense	(1,135)	(1,099)
Net loss—pro forma	$(5,399)	$(6,623)
Net loss per share (basic and diluted)—as reported	$(.62)	$(.97)
Net loss per share (basic and diluted)—pro forma	$(.78)	$(1.17)

In assessing the effect had the fair value method been used, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended October 2, 2004: weighted average risk-free interest rate of 3.71%, expected volatility of 66%, an expected option life of 4 years, and no expected dividends. The assumptions for the fiscal 2003 period are as follows: weighted average risk-free interest rate of 3.80%, expected volatility of 72%, an expected option life of 4 years, and no expected dividends. The fair value of the option grants was $4.7 million for the year ended October 2, 2004 and $4.8 million for the year ended September 27, 2003.

Research and Development Expenses:   The Company is actively engaged in basic technology and applied research and development programs, which are designed to develop new products and product applications and related manufacturing processes. The costs of these programs are classified as research and development expenses and are charged to operations as incurred.

Income Taxes:   Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company’s financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the Company is more likely than not to realize the assets. Temporary differences result primarily from basis differences in property, plant and equipment and net operating loss carryforwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

Recent Accounting Pronouncements:

In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial condition or results of operations.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46R did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

The FASB has proposed FASB Staff Position No. FAS 109-a, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.”  On October 22, 2004, the American Jobs Creation Act of 2004 (the “ACT”) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction’s characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have a material impact on the Company’s financial statements.

Risk Concentrations:   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

The table below shows the revenue by customer and indicates that L-3 represented 40% of the Company’s revenue for the year ended October 2, 2004. The Company had $0.1 million of accounts receivable from this customer, representing 10% of the Company’s accounts receivable balance at October 2, 2004. An assistance agreement from the U.S. Defense Advanced Research Projects Agency (“DARPA”) represented 11% of the Company’s revenue for the year ended October 2, 2004. The Company had $0.2 million of outstanding accounts receivable from this customer, representing 17% of the Company’s accounts receivable balance at October 2, 2004.

Galaxy Scientific Corp. represented 14% of the Company’s revenue for the year ended September 27, 2003. Marubeni Solutions represented 13% of the Company’s revenue for the year ended September 27, 2003. Turnstone Systems Inc. represented 12% of the Company’s revenue for the year ended September 27, 2003. An assistance agreement from the U.S. Defense Advanced Research Projects Agency (“DARPA”) represented 11% of the Company’s revenue for the year ended September 27, 2003.

Revenue by Customer

	Year Ended October 2, 2004	Year Ended September 27, 2003
	(As a percentage of revenue)
L-3	40%	0%
DARPA assistance agreement	11%	11%
OCCAM Networks, Inc.	5%	9%
Marubeni Solutions	4%	13%
Galaxy Scientific	1%	14%
Spectra	1%	9%
Turnstone Systems	0%	12%
All Others	38%	32%
Total	100%	100%

Cash Concentration:   The Company places its cash with major financial institutions. At times, cash and cash equivalents balances may be in excess of amounts insured by Federal agencies. At October 2, 2004, uninsured cash balances approximated $0.3 million.

Advertising:   The Company expenses advertising costs when incurred. Advertising expense was immaterial for both fiscal 2004 and 2003.

Fiscal Year:   The Company’s fiscal year ends on the Saturday closest to September 30. Fiscal years 2004 and 2003 ended on October 2, 2004 and September 27, 2003, respectively. Fiscal 2004 included 53 weeks and fiscal 2002 included 52 weeks. References to years in these financial statements relate to fiscal years rather than calendar years.

3.   Segments of Business

Indicated below is the information required to comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Under SFAS No. 131, “operating segments” are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company operates in four business segments. It manufactures MEMS devices for several industries. It also operates a machine, model and die shop, a materials science analytical lab and leases excess space in its owned facility to tenants under long-term lease contracts. The Company’s assets are all located in the United States.

The Company’s management evaluates performance of each segment primarily on net revenue and gross profit (loss), as well as long-lived assets. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes. Research and development and general and administrative expenses are not allocated to or among the segments.

The following table represents net revenue, gross profit (loss), depreciation expense and long-lived assets by segment (in thousands):

	MEMS	Santa Barbara Tool & Die	IMT Analytical	Rental Income	United States Total
	($000’s)
Year Ended: October 2, 2004
Net revenue	$8,310	$1,200	$69	$535	$10,114
Intercompany Revenue	$12	$68	$361	$—	$—
Gross profit (loss)	$(1,560)	$166	$115	$400	$(879)
Depreciation Expense	$956	$55	$23	$121	$1,155
Cost of Revenues portion of Non-Cash Stock Based Compensation	$47	$—	$—	$—	$47
Long-Lived Assets	$14,661	$83	$23	$2,412	$17,179
Year Ended: September 27, 2003
Net revenue	$4,076	$766	$171	$518	$5,531
Intercompany Revenue	$7	$90	$291	$—	$—
Gross profit (loss)	$(1,264)	$89	$48	$366	$(761)
Depreciation Expense	$972	$51	$23	$119	$1,165
Cost of Revenues portion of Non-Cash Stock Based Compensation	$378	$—	$—	$—	$378
Long-Lived Assets	$15,617	$125	$46	$2,532	$18,320

The MEMS intercompany revenue results from management services provided to IMT Analytical and is charged at the cost of such services. The Santa Barbara Tool & Die and IMT Analytical intercompany revenue provided to the MEMS segment, for the services received, is recorded at market prices for their services.

Capital additions for fiscal 2004 were minimal. Capital additions for fiscal 2003 were $0.1 million. The fiscal 2003 additions were predominantly related to the MEMS portion of the business.

The following table represents the Company’s net revenue for domestic and foreign customers (in thousands):

	Year Ended October 2, 2004	Year Ended September 27, 2003
Net revenue:
Domestic	$9,413	$4,830
Foreign	701	701
Total	$10,114	$5,531

The Company’s products are sold in the United States, Canada and Japan by its direct sales personnel.

4.   Income Taxes

The provision for income taxes for the following fiscal years consists of (in thousands):

	Year Ended October 2, 2004	Year Ended September 27, 2003
Federal Income Taxes
Current	$—	$—
Deferred	—	—
State Income Taxes
Current	13	36
Deferred	—	—
Total	$13	$36

Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):

	Year Ended October 2, 2004	Year Ended September 27, 2003
Expected income tax benefit at the United States federal income tax rate	$(1,446)	$(1,878)
State income taxes, net of federal income tax benefit	(246)	(295)
Change in valuation allowance	1,705	2,209
	$13	$36

The components of deferred income taxes at October 2, 2004 are as follows (in thousands):

Net operating loss carryforwards	$12,896
Basis difference in property, plant and equipment	986
Other	1,632
Total deferred tax asset	15,514
Valuation allowance	(15,514)
Total net deferred tax asset	$—

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of October 2, 2004, the Company had total deferred tax assets of $15.5 million. The Company recorded a valuation allowance in the full amount of $15.5 million at October 2, 2004, against the amount by which deferred tax assets exceed deferred tax liabilities. This represents an increase in the valuation allowance of $1.7 million at year-end 2004 over year-end 2003. The valuation reserve at October 2, 2004 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

Due to the change in control that resulted from the bankruptcy, the Company may not be able to receive the full benefit of net operating loss carryforwards accumulated prior to the bankruptcy. Portions of the Company’s pre-bankruptcy tax losses, however, may be eligible for use in future periods. The Company is currently evaluating these amounts. From the commencement of the Chapter 11 reorganization through October 2, 2004, the Company has accumulated net operating loss carryforwards of approximately $32.2 million for federal tax purposes and $16.1 million for state tax purposes. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At October 2, 2004, all identified deferred tax assets are reduced by a valuation allowance therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional operating loss carryforwards.

5.   Debt

The Reorganization Plan provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each Professional Person, defined as the law firms and investment bankers employed by the Company during the Chapter 11 reorganization, is entitled to be paid cash, in full, at the Effective Date in an amount equal to their Professional Person’s Allowed Administrative Claim. In consideration for each Professional Person waiving this right and agreeing to accept a convertible promissory note, the Reorganization Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. The convertible notes were due on November 15, 2003. The notes required interest-only payments at 12% annual interest rate. The notes were convertible to common stock of the Company at a conversion price of $8.20 per share. The Company had not made any of the monthly interest payments to the Professional Persons and, in accordance with the Secured Promissory Note, the Company had accrued an additional 3% of annual interest due to default. Consequently, the notes were considered to be current debt. As of September 27, 2003, the amount of accrued interest associated with these notes was $1.0 million and was recorded as part of other current liabilities. The notes were secured by substantially all of the assets of the Company.

On September 30, 2003, the Company paid $2.4 million in cash and issued 368,113 shares of Common Stock, warrants for the purchase 16,437 common shares at a price of $5.35 and warrants for the purchase of 68,777 common shares at a price of $7.29 to cancel its Professional Notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest. The Company issued 91,826 common shares at $5.35 per share, which was below the original conversion price of the Notes of $8.20. This reduced price plus warrants to purchase additional common stock were offered to induce the holders to take a reduced amount of cash for their final agreement with the Company. The Company recognized approximately $0.2 million in expense in the first fiscal quarter of 2004 related to this transaction.

The Company settled two claims during the Chapter 11 reorganization that were secured by its owned properties. One of these claims is a property mortgage of $9.6 million due on November 24, 2005. Upon the sale of the Company’s Hollister facility, in the second quarter of fiscal 2003, a portion of the proceeds were used to reduce this debt to $8.8 million. The balance of the proceeds were used to pay, in full, a separate loan with a balance of $5.4 million. The remaining mortgage requires interest-only payments at a 12% annual interest rate. The other claim was for delinquent property taxes of $0.9 million, of which $0.5 million remains outstanding at October 2, 2004. The settlement requires semi-annual principal and interest payments on November 1st and May 1st of each year with an 8% annual interest rate. The final payment is due on November 1, 2006.

The Company’s long-term debt is summarized below (in thousands):

October 2, 2004
Secured Promissory Note	$1,500
Property Mortgage	8,830
Property Taxes	470
10,800
Less—Current portion	(1,688)
Total	$9,112

The aggregate maturities of long-term debt are as follows (in thousands):

Fiscal Year
2005	$1,688
2006	9,018
2007	94
Total	$10,800

6.  Commitments and Contingencies

The Company uses hazardous chemicals in its manufacturing and is subject to a variety of environmental and land use regulations related to their use, storage and disposal. If the Company fails to comply with present or future regulations, liability, production suspension or delay could result. In addition, environmental or land use regulations could restrict the Company’s ability to expand its current production facilities or establish additional facilities in other locations, or could require the Company to acquire costly equipment, or to incur other significant expenses for compliance with environmental regulations or to clean up prior discharges. The Company currently maintains a restricted cash account of $0.1 million in other assets as required by the Department of Toxic Substance Control.

The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other similar proceedings could arise in the future. The Company has recently been advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California. The EPA alleges that the Company provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. If these legal defenses are unsuccessful, the Company could be required to pay an amount of less than $0.1 million. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds (“VOCs”) at a former site leased by the Company in Goleta, California, under an order of the California Regional Water Quality Control Board (“CRWQCB”). VOC contamination at the site has been reduced and the Company does not expect future expenditures related to the site to be material.

In fiscal 2003, the Company sold its Hollister facility. The environmental testing performed by the Company in support of this sale determined that the soil showed no metal or VOC contamination. However, ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The Company has been asked by the CRWQCB to submit semi-annual sample results from its well. One property adjacent to the Company is conducting a remediation project on its site for this same VOC and the CRWQCB required this property to place monitoring wells between the two properties. Their testing detected the presence of breakdown products of the same VOC. The owners of the adjacent property have been asked to conduct semi-annual sampling of the wells. A second property adjacent to the Company is conducting site characterization under the guidance of the CRWQCB related to the same VOC found on the Company’s site. In the fourth fiscal quarter of 2004, the CRWQCB issued a letter to the Company indicating that their investigation of the adjacent properties led them to the conclusion that the VOC present on the Company’s site was the Company’s responsibility. The CRWQCB has requested that the Company continue to submit results from the semi-annual monitoring of its well. The Company is unable to make a determination of potential future costs for this situation. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property. The Company’s accumulated cost to date for these matters related to the Hollister facility has been less than $0.1 million.

Purchase commitments associated with capital expenditures were minimal at October 2, 2004.

The Company has no leases under which it is the lessee.

The company is required to comply with the requirements of Sarbanes Oxley Section 404 during its fiscal year ending October 1, 2005. This process will involve the design, documentation and testing of the company’s internal financial reporting controls. The ultimate cost of this process cannot be determined at this time.

Under its bylaws and indemnification agreements, the Company has agreed, subject to certain exceptions, to indemnify its officers and directors for certain events or occurrences arising as a result of the officer and director’s serving in such capacity, to the fullest extent authorized or permitted by the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of October 2, 2004.

7.  Employee Benefit Plans

The Company has a qualified retirement plan (the “401(k) Plan”) under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. The Company has a 401(k) cash match program which provides a match of one half of the first five percent of an employee’s contributions. This matching contribution was less than $0.1 million in both fiscal 2004 and 2003. The Company’s 401(k) Plan has a provision that provides management with an option to make a discretionary contribution to the plan. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. There was less than $0.1 million in compensation expense recorded under the cash profit sharing plan in both fiscal 2004 and fiscal 2003. The Company made no discretionary 401(k) contributions during either fiscal 2004 or fiscal 2003 under this plan.

8.  Financing Transactions

On September 30, 2003, the Company reached a settlement with the holders of its Professional Notes, who had provided professional services to the Company during its Chapter 11 reorganization and received convertible promissory notes evidencing the Company’s indebtedness for those services. As partial consideration for the cancellation of the Professional Notes, the Company issued 368,113 shares of Common Stock, eighteen month warrants for the purchase of a total of 16,437 common shares at a price of $5.35 per share, which will expire on March 30, 2005, and thirty-six month warrants for the purchase of a total of 68,777 common shares at a purchase price of $7.29 per share, which will expire on September 30, 2006.

The Company completed a sale of Common Stock and warrants to L-3 on September 3, 2003 for $2.5 million in cash. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company issued 467,500 shares of Common Stock to L-3 along with two warrants. The first warrant has a term of eighteen months to purchase 83,500 shares of Common Stock at a price of $5.35 per share. The second warrant has a term of thirty-six months to purchase 350,000 shares of Common Stock at a price of $7.29 per share. The value of the warrants is not reflected separately in the accompanying financial statements as it was recorded within Common Stock.

L-3 made a previous investment in the Company on August 2, 2002 for $5 million in cash. The Company issued 935,000 shares of Common Stock to L-3 along with two warrants. The first warrant had a term of eighteen months to purchase 167,000 shares of Common Stock at a price of $5.35 per share. This warrant was exercised by L-3 on October 31, 2003 for an aggregate amount of $0.9 million. The second warrant has a term of thirty-six months to purchase 700,000 shares of Common Stock at a price of $7.29 per share. The value of the warrants is not reflected separately in the accompanying financial statements as it was recorded within Common Stock.

9.  Restricted Stock and Stock Option Program

The Company’s stock option and long-term incentive plans were cancelled as part of the Reorganization Plan. The Company had approximately 3.8 million options outstanding as of the date of its petition for protection under Chapter 11 of the Bankruptcy code. The Reorganization Plan provided for future stock incentives for the employees and directors of the Company. Pursuant to the Reorganization Plan the Company, as of the effective date of the Reorganization Plan on November 16, 2001 (“Effective Date”), adopted the 2001 Stock Incentive Plan, authorizing the grant of restricted shares of Common Stock and options to purchase shares of Common Stock to employees. Pursuant to the Reorganization Plan, the Company issued, as of the Effective Date, restricted shares of Common Stock and options allocated and vested as provided for in the 2001 Stock Incentive Plan.

Pursuant to the Reorganization Plan, 2,250,000 shares of New Common Stock were reserved for the grants of restricted shares of Common Stock and options, as follows:

Class	Number Of Shares Of New Common Stock
New Employee Options	1,000,000
Employee/Director Reserved Options	750,000
Restricted stock	500,000
Total	2,250,000

Each new employee option provided for an exercise price of $5.00 per share. Each employee/director reserved option provides for a purchase price for each share of Common Stock to be determined by the Board of Directors as the then fair market value of the new Common Stock . Fifty percent of each grant of employee restricted stock vested one year after the Effective Date and the remaining 50% vested two years after the Effective Date. The restricted stock agreement contains additional vesting provisions, which the Company does not intend to enforce. Accordingly, the Company measured the compensation expense associated with the Plan on November 16, 2001 and is recognizing the expense over two years. The new employee options vest ratably over three years. Upon vesting, the new employee options can be exercised if and only if all of the following conditions have been satisfied: (i) not more than ten (10) years after the issuance of the option has lapsed; and (ii) the recipient of the New Option is employed by the Company at the time the recipient seeks to exercise the option (or not more than ninety (90) days have passed since such employee’s employment has been terminated); provided, however, if the recipient is not employed by the Company at the time of exercise by reason of the recipient’s death, the recipient’s heir (or estate) can exercise the option for a period of eighteen months after the death of a recipient who was employed at the time of his death. The New Employee Restricted Stock and Option Agreement related to each grant provides for accelerated vesting upon certain specified conditions related to a transfer of ownership or sale of the business.

The 500,000 shares of Common Stock issued under the 2001 Incentive Plan, was determined to have a market value of $2.5 million, based on a $5.00 per share price determined by the Board of Directors. The employees received the common stock at a purchase price of $0.0001, subject to a two-year vesting period. The Company recorded $0.2 million and $1.2 million in amortization expense for the years ended October 2, 2004 and September 27, 2003, respectively. The combination of Cost of revenue and Research and Development were charged with approximately $0.1 million and Selling, General and Administrative incurred $0.1 million of the amortization expense in fiscal 2004. Cost of revenue was charged with $0.4 million, Research and Development was charged with $0.3 million and Selling, General and Administrative incurred $0.6 million of the amortization expense in fiscal 2003.

The Shareholders approved an amendment to the Company’s 2001 Stock Incentive Plan at its February 27, 2004 Annual Shareholders Meeting, increasing the number of shares of common stock reserved for issuance thereunder from 2,250,000 to 3,000,000.

Stock option activity of the Company is as follows:

	Options Outstanding
	Number of Shares	Exercise Price Per Option	Weighted Average Exercise Price
Balance September 28, 2002	1,265,110	$5.00 - $5.35	$5.01
Granted	411,855	$5.35	$5.35
Exercised	—
Cancelled	(12,068)	$5.00 - $5.35	$5.10
Balance September 27, 2003	1,664,897	$5.00 - $5.35	$5.09
Granted	88,100	$5.35	$5.35
Exercised	—
Cancelled	(29,345)	$5.00 - $5.35	$5.17
Balance October 2, 2004	1,723,652	$5.00 - $5.35	$5.10

Warrant activity of the Company is as follows:

	Warrants Outstanding
	Number of Shares	Exercise Price Per warrant	Weighted Average Exercise Price
Balance September 28, 2002	867,000	$5.35 - $7.29	$6.92
Granted	433,500	$5.35 - $7.29	$6.92
Exercised	—
Cancelled	—
Balance September 27, 2003	1,300,500	$5.35 - $7.29	$6.92
Granted	85,214	$5.35 - $7.29	$6.92
Exercised	(167,000)	$5.35	$5.35
Cancelled	—
Balance October 2, 2004	1,218,714	$5.35 - $7.29	$7.13

The following table summarizes information regarding options outstanding at October 2, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	1,222,710	7.14	$5.00	847,332	$5.00
$5.35	500,942	8.48	$5.35	155,435	$5.35
	1,723,652			1,002,767

The weighted average fair value of options granted during the years ended October 2, 2004 and September 27, 2003 totaled $2.83 and $2.95, respectively.

10. Related Party Transactions.

The Company had revenue of $4.0 million, billings in excess of costs on development projects of $0.7 million, which includes capitalized costs of $0.9 million, and accounts receivable of $0.1 million from L-3, a stockholder and customer, as of and for the year ended October 2, 2004. The Company had revenue of $0.5 million from L-3, a stockholder and customer, for the year ended September 27, 2003.

11. Subsequent Events.

On January 25, 2005, the Investor Group invested a total of $17.0 million in a private sale of equity securities of the Company. The net proceeds to the Company were approximately $16.0 million. In exchange for the investment, the Investor Group received 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and a warrant for the purchase of up to 500,000 shares of common stock. The Company plans to use approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.