Form 10KSB/A
period 2004-10-02
INNOVATIVE MICRO TECHNOLOGY INC
filed 2005-01-31
CIK 6948

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-KSB/A

(Mark One)

☒                               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2004

☐                                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 1-6635

Innovative Micro Technology, Inc.

(Name of small business issuer in its charter)

Delaware	95-1950506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Robin Hill Road, Goleta, California  93117

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (805) 681-2800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recently completed fiscal year were $10,114,000

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

EXPLANATORY NOTE

When the Company filed its Annual Report on Form 10-KSB for the fiscal year ended October 2, 2004, it incorporated some of the information required by Part III of Form 10-KSB by reference to the definitive proxy statement relating to the Company’s 2005 annual meeting of stockholders. Because the Company will file its definitive proxy statement with the Securities and Exchange Commission (the “SEC”) after January 31, 2005, the information required by Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB is instead provided on this Amendment No. 1 to Annual Report on Form 10-KSB/A.

PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table provides information concerning each of the Company’s directors and executive officers. The Company’s bylaws divide the Board of Directors into three classes, designated Class I, Class II and Class III, with each class to be elected for a three-year term on a staggered basis.

		Director
Name	Age	Since	Position or Office
Executive Officers
Dr. John S. Foster	46	2001	Chairman,
			Chief Executive Officer
Peter T. Altavilla	51	n/a	Chief Financial Officer,
			Controller and Secretary
Class I Directors
Scott Avila	44	2001	Director
Jose F. Suarez	35	2005	Director
Barry Waite	56	2005	Director
Class II Directors
Dr. John S. Foster	46	2001	Chairman,
			Chief Executive Officer
Dr. Calvin Quate	81	2001	Director
Class III Directors
Dr. Malcolm Currie	75	2001	Director
Eric M. Sigler	36	2005	Director
Dr. Jill Wittels	55	2002	Director

The terms of the Class I Directors expire at Annual Meeting in 2007, terms of the Class II Directors expire at the Annual Meeting in 2005, and terms of the Class III Directors expire at the Annual Meeting in 2006.

Excluding traffic violations or other minor offenses, during the five years preceding the date of this report, none of the directors or executive officers named above has been convicted in any criminal proceeding or been subject to a pending criminal proceeding. Dr. Foster and Mr. Altavilla were executive officers of the Company at the time it filed its petition of bankruptcy.

Dr. Foster became an employee in 1993 and was appointed Chief Executive Officer on November 16, 2001. Dr. Foster was an executive officer of the Company’s predecessor, Applied Magnetics Corporation, when it filed for bankruptcy protection on January 7, 2000. He has served in a number of management positions for Applied Magnetics Corporation, including Managing Director of Operations in Penang, Malaysia and Vice President of Worldwide Operations. Dr. Foster has over 17 years of experience in technology and operations management. Election for this board position will be in March 2005.

The Company has employed Mr. Altavilla since 1987. He served as Assistant Controller until August 1, 1994, and as Corporate Controller from August 1, 1994 and on November 16, 2001, he was appointed Chief Financial Officer. Mr. Altavilla was appointed Secretary on February 9, 1996.

Scott Avila is a managing partner of Corporate Revitalization Partners, LLC a consulting firm specializing in restructurings. Mr. Avila specializes in developing and implementing corporate restructuring plans and providing interim management to operationally and financially distressed organizations. Election for this board position will be in 2007.

Dr. Currie became a director on November 16, 2001. He is Chairman and CEO of Currie Technologies Inc., a manufacturer of electric transportation vehicles. He currently serves on the Boards of the following public companies: LSI Logic Corporation, where he is chairman of the Audit Committee; Inamed Corporation, where he holds the position of Chairman of the Audit Committee; Enova Systems, Inc.; and Regal One Corporation. He serves on the Compensation Committee of LSI Logic Corporation and Enova Systems, Inc. He has also served as chairman of Constellation Communications, Chairman and CEO of Hughes Electronics Corporation, President of Hughes Missile Systems Co. and President of Delco Electronics Corporation. He serves on the Board of Trustees for the University of Southern California, where he previously served as Chairman. Election for this board position will be in 2006.

Dr. Calvin Quate became a director on November 16, 2001. He is a professor of Applied Physics and Electrical Engineering at Stanford University. He is a member of the Scientific Advisory Board at Zyomyx, Inc., a developer of protein biochips, and at Affymetrix, a developer of the Genechip (a microarray DNA analysis). In 1995 he received the Scientist of the Year award from R&D Magazine, and in 1992 he received the National Medal of Science. Election for this board position will be in March 2005.

Eric M. Sigler is currently a Director of BA Venture Partners, a venture capital partnership in which he has held a variety of positions since March 2000. Prior to joining BA Venture Partners, He was a strategy consultant with Mercer Management Consulting. Mr. Sigler has also held management roles at Calimetrics, a private semiconductor company, Dataquest, a technology market research firm, and Eastern Research Group, an economic consultancy. Election for this board position will be in February 2007.

Jose F. Suarez is a Vice President with Investor Growth Capital, Inc. (“IGC”), a wholly-owned subsidiary of Investor AB, and a venture capital firm focusing on information technology and healthcare investments. He joined Investor AB’s Asian operations in 1997 and is now based in IGC’s Palo Alto office, where he focuses on investments in the semiconductor, capital equipment, and out-sourcing sectors. He currently serves as a director on the board of two private companies; Millennium Microtech Holding Corporation, a provider of sub-contract semiconductor assembly and test services to IDMs and fabless semiconductor companies in Thailand and Peoples Republic of China, and eSilicon Corporation, a designer and manufacturer of custom integrated circuits. Election for this board position will be in 2007.

Barry Waite is a senior advisor with IGC. He has more than 30 years of experience in the semiconductor industry, ranging from wafer fabrication and marketing to international partnerships and business alliances. He began his career in 1970 at Texas Instruments Incand in 1982, he joined Motorola Inc. Mr. Waite retired from the position of president and chief executive officer of Chartered Semiconductor in April 2002. He holds board seats at Kulicke and Sofa Industries, a publicly traded manufacturer of test equipment for semiconductor devices, and Zetex Semiconductor, a privately held manufacturer of discrete and integrated analog semiconductor devices. Election for this board position will be in 2007.

Dr. Jill Wittels became a director on October 31, 2002. For the past four years she has held the position of Corporate Vice President of Business Development for L-3 Communications Corporation, a public company. From 1997 through 2000 she was the Vice President and General Manager of Infrared Imaging Systems, Inc., a division of BAE Systems, formerly Lockheed Martin. She has 25 years of experience in business and technology management in the defense electronics industry. Dr. Wittels was appointed to the Board of Directors pursuant to an agreement between L-3 and the Company that in consideration of L-3’s investment in the Company, L-3 would have the right to designate one member of the Board of Directors. Election for this board position will be in 2006.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (‘‘SEC’’) certain reports on prescribed forms regarding ownership of and transactions in the Company’s securities. Such officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms received by it and written representations from reporting persons, the Company has determined that all Section 16 reporting requirements applicable to its directors and other executive officers were complied with for fiscal year 2004. The Commission has established specific due dates for these reports and requires the Company to report in this Proxy Statement any failure by these persons to file or failure to file on a timely basis. To the knowledge of the Company, based solely on a review of the copies of such reports received or written representations from the reporting persons, the Company believes that during the 2004 fiscal year the directors, executive officers and persons who own more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has not adopted a written code of ethics for its senior financial officers.

ITEM 10.   Executive Compensation

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and the one other most highly compensated executive officer whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the fiscal year ended October 2, 2004, as well as the total compensation paid to each such individual in each of the Company’s previous two fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal year).

					Long term Compensation
		Annual Compensation			Awards		Payouts
						Securities
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Underlying Options (#)(3)	LTIP Payouts ($)(2)	All Other Compensation ($)
Dr. John S. Foster	2004	265,000	0	0	0	0	0	0
Chief Executive	2003	265,000	0	0	0	40,000	0	0
Officer	2002	265,000	0	0	126,077	253,421	0	0
Peter T. Altavilla	2004	160,000	0	0	0	0	0	0
Chief Financial	2003	158,558	0	0	0	27,751	0	0
Officer	2002	135,000	0	0	84,061	168,947	0	0

(1)          The value of perquisites, if any, fell below $50,000 or 10% of reported base salary and bonus for each executive.

(2)          The restricted stock awards were issued under the 2001 Plan and are subject to restrictions under the 2001 Plan that, among other things, prohibit the sale or transfer of the common stock. The awards vest over two years from the date of grant. An aggregate of 126,077 shares of common stock were awarded in fiscal 2002 to Dr. Foster, then valued at $630,385, and are subject to restrictions under the terms of the 2001 Plan. The awards vest over two years from the date of grant. An aggregate of 84,051 shares of common stock were awarded in fiscal 2002 to Mr. Altavilla, then valued at $420,255, and are subject to restrictions under the terms of the 2001 Plan.

(3)          Includes all stock options granted during the year. No stock appreciation rights (SARs) were granted and no stock options were granted in tandem with any SARs

OPTIONS GRANTS IN FISCAL 2004

There were no stock option grants to Dr. Foster or Mr. Altavilla under the Company’s stock option plan, during the fiscal year ended October 2, 2004.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
FY-END OPTION/SAR VALUES

The following table sets forth information regarding stock options outstanding at October 2, 2004 for the named executive officers. No options were exercised by the following individuals during 2004.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year- End (# exercisable/ unexercisable)(2)	Value of Unexercised In-The Money Options at Fiscal Year-End ($ exercisable/ unexercisable)(1)
John S. Foster	0	0	280,085/13,336	59,072/29,625
Peter T. Altavilla	0	0	187,446/ 9,252	39,382/19,750

(1)          Assumes a market value of $5.35 per share on October 2, 2004. The Company does not have a market for its stock at this time, but the Board determined the fair market value of the common stock to be $5.35 per share on the date the options were granted.

(2)          Includes 97,794 options exercisable within 60 days of October 2, 2004 for John S. Foster and 65,557 for Peter T. Altavilla.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table contains certain information regarding beneficial ownership of the Company’s common stock as of January 28, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the Chief Executive Officer and the Company’s other most highly compensated executive officer (the two officers shall be referred to as the ‘‘Named Executive Officers’’), and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons.

Name	Class of Stock	Number of Shares Beneficially Owned		Percent of Class(1)
Principal Stockholders:
Investor AB	Series A-1 Preferred	470,588	(2)	47.1%
Arsenalsgaten 8c	Common	2,666,681	(3)	29.3%
SE-103 32
Stockholm, Sweden.
L-3 Communications Corporation	Common	2,703,000	(4)	35.7%
600 Third Avenue
New York, NY 10016
BA Venture Partners VII, LLC	Series A-1 Preferred	352,941	(5)	35.3%
950 Tower Lane, Suite 700	Common	2,000,010	(3)	23.7%
Foster City, CA. 94404
Miramar Venture Partners, L.P.	Series A-1 Preferred	176,471		17.6%
2101 East Coast Hwy., Ste. 300	Common	1,000,008	(3)	13.4%
Corona del Mar, CA 92625
Malayan Banking Berhad	Common	798,477		12.4%
40th Floor, Menara Maybank
100 Jalan Tun Perak
50050 Kuala Lumpur
West Malaysia
RHB Bank Berhad	Common	726,101		11.3%
Tower Two & Three, RHB Centre
Jalan Tun Razak
50400 Kuala Lumpur, Malaysia
AMM-Gordon & Rees	Common	663,470		10.3%
8th Floor Wisma KPMG
Jalan Dungan Damansara Heights
50490 Kuala Lumpur, Malaysia
Southern Bank Berhad	Common	369,304		5.7%
Level 3 Menara Southern Bank
83 Medan Setia 1 Plaza Damansara
Bukit Damansara
50772 Kuala Lumpur, Malaysia

Non-Employee Directors:
Scott Avila	Common	31,250	(6)	*
Dr. Malcolm Currie	Common	31,250	(6)	*
Dr. Calvin Quate	Common	31,250	(6)	*
Eric Sigler	Series A-1 Preferred	352,941	(7)	35.3%
	Common	2,000,010	(3)	23.7%
Jose Suarez	Series A-1 Preferred	470,588	(8)	47.1%
	Common	2,666,681	(3)	29.3%
Dr. Jill Wittels	Common	23,750		*
Executive Officers:
Dr. John S. Foster	Common	406,162	(9)	5.9%
Peter T. Altavilla	Common	271,497	(10)	4.0%
All Directors and Named Executive Officers
as a Group (8 persons)	Series A-1 Preferred	823,529		82.4%
	Common	5,461,850	(11)	45.9%

(1)          Based on 6,437,443 shares of common stock and 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1 Shares”) outstanding on the Record Date. Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable on or before March 29, 2005 (60 days after the Record Date), are deemed outstanding for the purpose of calculating the number and percentage owned by such person (or group), but not deemed outstanding for the purpose of calculating the percentage owned by each other person (or group) listed.

(2)          Includes 329,412 Series A-1 Shares owned by Investor Growth Capital Ltd., a Guernsey of the Channel Islands limited partnership (IGCL), and 141,176 Series A-1 Shares owned by Investor Group L.P., a Guernsey of the Channel Islands limited partnership (“IGLP”). Investor AB is the ultimate general partner of IGCL and IGLP and exercises sole voting and investment control over their shares.

(3)          Based on conversion of the Series A-1 Shares, each of which is convertible into 5.6667 shares of common stock at the election of the holder as of the Record Date.

(4)          Includes warrants to purchase 1,133,500 shares, which are immediately exercisable.

(5)          Includes 352,941 Series A-1 Shares owned by BAVP VII, L.P. (“BAVP”). BA Venture Partners VII, LLC is the general partner of BAVP and exercises sole voting and investment power over its shares

(6)          Includes, as to each of Mr. Avila and Drs. Currie and Quate, options, exercisable within 60 days of the Record Date, to purchase 7,500 shares of common stock under the 2001 Stock Incentive Plan.

(7)          Mr. Sigler is a director of BA Venture Partners, an affiliate of BA Venture Partners VII, LLC, and may be deemed to exercise voting or dispositive power over the shares beneficially owned by BA Venture Partners VII, LLC. Mr. Sigler disclaims beneficial ownership of the shares owned by BAVP except to the extent of his indirect pecuniary interest in the shares.

(8)          Mr. Suarez is a Vice President of Investor Growth Capital, Inc., a wholly owned subsidiary of Investor AB, and may be deemed to exercise voting or dispositive power over the shares beneficially owned by

Investor AB. Mr. Suarez disclaims beneficial ownership of the shares owned by Investor AB except to the extent of his indirect pecuniary interest in the shares.

(9)          Includes 126,077 restricted shares granted to Dr. Foster, which are fully vested but not issued as of the Record Date and options to purchase 280,085 shares exercisable within 60 days of the Record date.

(10)   Includes 84,051 restricted shares granted to Mr. Altavilla, which are fully vested but not issued as of the Record Date and options to purchase 187,446 shares exercisable within 60 days of the Record date.

(11)   Includes 210,128 restricted shares that are vested, but have not been issued, as of the Record Date, options to purchase 585,031 shares exercisable within 60 days of the Record Date and 4,666,691 shares issuable on conversion of Series A-1 Shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of Common Stock available for issuance under the Company’s equity incentive plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plans Approved by Shareholders(1)	1,723,652	$5.10	776,348
Plans Not Approved by Shareholders	None
Total	1,723,652	$5.10	776,348

(1)          All of the listed securities are available for issuance under the Innovative Micro Technology 2001 Stock Incentive Plan (the “2001 Plan”). The Company was directed to implement the 2001 Plan in the order of the U.S. Bankruptcy Court confirming the Reorganization Plan (the “Order”). At the same time the Order canceled all of the Company’s previously outstanding common stock. Under Section 303(a) of the Delaware General Corporation Law, the Order had the effect of unanimous approval by the directors and stockholders of the Company. On February 27, 2004 the stockholders of the Company approved an amendment to the 2001 Plan to increase the number of shares available for awards from 2,225,000 to 3,000,000.

ITEM 13.   EXHIBITS.

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

ITEM 14.   Principal Accountant Fees and Services

BDO Seidman, LLP served as the Company’s independent auditors for the fiscal year ended October 2, 2004. The Company paid the following fees to BDO Seidman, LLP during fiscal 2004 and 2003:

	2004	2003
Audit Fees	$119,810	$139,257
All other Fees
Audit-related Fees	0	0
Tax-related Fees	0	0
All other fees	0	0

The Audit Committee, in reliance on statements by management and the independent auditors, has determined that the provision of the non-audit services described above is compatible with maintaining the independence of BDO Seidman, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MICRO TECHNOLOGY, INC.
By:	/s/ JOHN S. FOSTER
Dr. John S. Foster
Chairman and Chief Executive Officer
Date: January 31, 2005