Form 10QSB
period 2005-01-01
INNOVATIVE MICRO TECHNOLOGY INC
filed 2005-02-15
CIK 6948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 1, 2005

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

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,937,443 shares of $.0001 par value common stock as of February 7, 2005.  In addition, the Company has outstanding 1,000,000 shares of Series A-1 Convertible Preferred Stock, which is currently convertible into 5,666,700 shares of common stock at the option of the holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements included in this report have been prepared by Innovative Micro Technology, Inc. (the “Company” or “IMT”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 2, 2004.

The following unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

INNOVATIVE MICRO TECHNOLOGY, INC.

Statements of Operations - Unaudited

(In thousands, except per share data)

	Three Months Ended January 1, 2005	Three Months Ended December 27, 2003

Net revenue
MEMS and Other	$3,902	$2,548
Rental Income	132	131
	4,034	2,679

Cost of revenues
MEMS and Other (including stock-based compensation of $47 for the period ended December 27, 2003)	3,542	3,091
Expenses applicable to rental income	35	30
	35	3,121
Gross profit (loss)	3,999	(442)

Research and development expenses (including stock-based compensation of $40 for the period ended December 27, 2003)	78	201
Selling, general and administrative expenses (including stock-based compensation of $70 for the period ended December 27, 2003)	442	763

Total operating expenses	520	964

Loss from operations	(63)	(1,406)

Interest income	1	1
Interest expense	(300)	(279)
Other income, net	8	84

Other expense	(291)	(194)
Loss before provision for income taxes	(354)	(1,600)
Provision for income taxes	6	10

Net loss	$(360)	$(1,610)
Net loss per share:
Loss per common share- basic and diluted	$(.05)	$(0.24)
Weighted average number of common shares outstanding:
Common shares- basic and diluted	6,937	6,737

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

Balance Sheets - Unaudited

(In thousands, except share and par value data)

	Jan 1, 2005	Oct 2, 2004
ASSETS

Current Assets:
Cash	$361	$429
Accounts receivable, net	1,398	1,159
Accounts receivable, related party	64	128
Costs in excess of billings for development projects	13	33
Prepaid expenses and other	256	278
Total current assets	2,092	2,027
Property, plant and equipment, at cost	20,370	20,342
Less-accumulated depreciation	(3,453)	(3,163)
Total property, plant and equipment	16,917	17,179

Other assets	366	293
Total assets	$19,375	$19,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$10,518	$1,688
Accounts payable and accrued expenses	1,116	916
Accrued payroll and benefits	527	576
Billings in excess of costs for development projects	1,565	595
Billings in excess of costs for development projects- related party	—	693
Other current liabilities	207	305
Total current liabilities	13,933	4,773
Long-term debt, net	188	9,112
Other liabilities	90	90

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, none issued and outstanding	—	—
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,937,443 shares issued at January 1, 2005 and October 2, 2004	1	1
Paid-in capital	23,056	23,056
Accumulated deficit	(17,893)	(17,533)
Total stockholders’ equity	5,164	5,524
Total liabilities and stockholders’ equity	$19,375	$19,499

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed balance sheets.

INNOVATIVE MICRO TECHNOLOGY, INC.

Statements of Cash Flows - Unaudited

(In thousands)

	Three Months Ended January 1, 2005	Three Months Ended December 27, 2003
Cash Flows from Operating Activities:
Net loss	$(360)	$(1,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290	289
Employee restricted stock amortization	—	157
Induced conversion of professional notes	—	203
Changes in assets and liabilities:
Accounts receivable, net	(175)	516
Costs in excess of billings on development projects	20	(14)
Prepaid expenses and other	(73)	40
Other assets	22	23
Accounts payable and accrued expenses	200	(77)
Accrued payroll and benefits	(49)	100
Billings in excess of costs on development projects	970	(145)
Billings in excess of costs on development projects- related party	(693)	(55)
Other current liabilities	(98)	(2)
Net cash flows provided by (used in) operating activities	54	(575)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(28)	—
Net cash flows used in investing activities	(28)	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	894
Repayment of debt	(94)	(2,482)
Net cash flows used in financing activities	(94)	(1,588)

Net (decrease) increase in cash	(68)	(2,163)
Cash at beginning of period	429	2,463
Cash at end of period	361	$300

Supplemental Cash Flow Data:
Interest paid	$266	$293
Income taxes paid	$11	$1

Supplemental disclosure on non-cash financing activity:
Conversion of professional notes payable to common stock	$—	$2,757

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

Selected Notes to Financial Statements

(Unaudited)

January 1, 2005

Note A: Basis of Presentation

The Company has incurred net losses and losses from operations for each quarter since 1999. Under its former name, “Applied Magnetics Corporation,” the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the “Chapter 11 Reorganization”) and, upon emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $0.4 million for the three months ended January 1, 2005 and has a working capital deficit of $11.8 million as of January 1, 2005.  It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses.  As a result, it will need to significantly increase its revenues to achieve and sustain profitability.

In order to fund that growth, on January 25, 2005, after the end of the first fiscal quarter, the Company privately sold equity securities to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (the “Investor Group”). The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share.  In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share.  The net proceeds to the Company were approximately $15.7 million.

On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all indebtedness under a Secured Promissory Note issued to L-3 Communications Corporation (“L-3”).  The remainder of the net proceeds of the transaction  will be used for general working capital needs and other corporate purposes. If the transaction had taken place on January 1, 2005, the balance sheet presentation for the Company would have changed as follows: cash would have been approximately $14.5 million, current liabilities would have been approximately $8.9 million, shareholders’ equity would have been approximately $20.8 million and working capital would have been approximately $3.8 million.

Operating results for the three months ended January 1, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2004.

Note B: Related Party Transaction

On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note (the “Note”) in the original principal amount of $1.5 million with L-3 Communications Corporation (“L-3”), a principal stockholder of the Company. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds from its $17.0 million private equity sale with the Investor Group to repay the Note including all accrued interest. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation.

The Company had accounts receivable of $0.1 million related to L-3 as of January 1, 2005.

Note C: Debt

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

On February 14, 2003, the Company completed the sale of its Hollister property at a price of $6.2 million, recognizing a gain of $0.6 million. The proceeds of the sale were used to pay off the Company’s first mortgage of $5.4 million. The balance of the sales proceeds was used to pay down the Company’s second mortgage, which was collateralized by both of its properties, from $9.6 million to $8.8 million. The remaining $8.8 million mortgage is secured by the Company’s Robin Hill property.

The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the Effective Date was $4.1 million. The Bankruptcy Code provides that each of the Professional Persons, which consist of the law firms and investment bankers employed by the Company during the Chapter 11 Reorganization, is entitled to be paid cash, in full, at the Effective Date in an amount equal to their Professional Person’s Allowed Administrative Claim.  In consideration for each Professional Person waiving this right and agreeing to accept a convertible note, the Plan provided for each Professional Person to have an Allowed Administrative Claim as of the Effective Date. On September 30, 2003, the Company paid $2.4 million in cash and issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of Common Stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to cancel these Professional Notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest. The Company issued 91,826 shares of Common Stock at $5.35 per share, which was below the original notes conversion price of $8.20. This reduced price plus warrants to purchase additional common stock were offered to induce each holder to take a reduced amount of cash for their final agreement with the Company. The Company recognized approximately $0.2 million of expense in the first fiscal quarter of 2004 related to this transaction.

The Company’s long-term debt is summarized below (in thousands):

January 1, 2005
Property Mortgage	$8,830
Secured Promissory Note	1,500
Property Taxes	376
10,706

Less - Current portion	(10,518)
Total	$188

Note D: Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three months ended January 1, 2005 and December 27, 2003, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share amounts)

	Three Months Ended January 1, 2005	Three Months Ended December 27, 2003

Net loss — as reported	$(360)	$(1,610)
Less — fair value of stock-based employee compensation expense	(284)	(293)
Net loss — pro forma	$(644)	$(1,903)
Net loss per share (basic and diluted) — as reported	$(0.05)	$(0.24)
Net loss per share (basic and diluted) — pro forma	$(0.09)	$(0.28)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants.

	Three Months Ended January 1, 2005	Three Months Ended December 27, 2003

Risk free interest rate	3.70%	3.70%
Expected life	4 years	4 years
Expected volatility	64%	70%

Note E: Net Income (Loss) Per Common Share

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

Basic and diluted net loss per share computed in accordance with SFAS 128 for the three months ended January 1, 2005 and December 27, 2003 are as follows:

(in thousands, except per share amounts)

	Three Months Ended January 1, 2005	Three Months Ended December 27, 2003

BASIC AND DILUTED EPS
Net loss	$(360)	$(1,610)
Denominator: weighted average common shares outstanding	6,937	6,737
Net loss per share – basic and diluted	$(0.05)	$(0.24)

The following potentially dilutive securities were outstanding at January 1, 2005 and were not included above because to do so would be anti-dilutive: options to purchase 1,723,652 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty-six months ending August 1, 2005, warrants to purchase 83,500 shares of common stock at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of thirty-six months ending September 3, 2006, warrants to purchase 16,437 of common stock at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of thirty-six months ending September 30, 2006. The warrants provided to the subordinated note claimants pursuant to the Plan (the “Plan Warrants”) expired on December 16, 2004.

The following potentially dilutive securities were outstanding at December 27, 2003 2005 and were not included above because to do so would be anti-dilutive: options to purchase 1,679,897 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty-six months ending August 1, 2005, warrants to purchase 83,500 shares of common stock at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of thirty-six months ending September 3, 2006, warrants to purchase 16,437 of common stock at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of thirty-six months ending September 30, 2006. The Plan Warrants are not considered potential dilutive securities, because if the Plan Warrants were exercised the Company would exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan.  The call options remained in force for as long as the Plan Warrants were exercisable. The Plan Warrants and call options expired on December 16, 2004.

Note F: Significant Accounting Policies and New Accounting Pronouncements

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

Costs in excess of billings on development projects: These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at January 1, 2005 were minimal related to capitalized costs under the completed contract method of accounting, as described below.

Billings in excess of costs on development projects: These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at January 1, 2005 were approximately $1.6 million related to capitalized costs under the completed contract method of accounting, as described below.

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

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three months ended January 1, 2005 and December 27, 2003. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within thirty days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

A portion of the Company’s facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next two years with renewal options. Rental income is recorded on a straight-line basis.

Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $8.8 million of the Company’s mortgage indebtedness at January 1, 2005 has an interest rate of 12% and is carried at its full value. The 8% interest rate on $0.4 million of debt due on delinquent property taxes is at rates below the Company’s current cost of capital determined by its mortgage indebtedness. The fair value of the debt would be $0.3 million based on the Company’s cost of capital of 12%.

Net Loss per Common Share: Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all potentially dilutive securities. However, in computing diluted net loss per share, the exercise price of the Company’s outstanding potentially dilutive securities would have an antidilutive effect and, accordingly, they were excluded from the computation.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the date of grant, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

The FASB has proposed FASB Staff Position No. FAS 109-a, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.”  On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to nine percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction’s characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS 151).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of fiscal 2006.  The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets.”  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.  The provisions of this Statement should be applied prospectively.  The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

Note G: Segments of Business:

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

MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name.  Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.  Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company’s specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company has approximately 51,000 square feet of building space available to lease. As of January 1, 2005, approximately 34,000 square feet were under long-term lease arrangements and reported as Rental Income.

The Company’s management evaluates performance of each segment primarily on the basis of net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated among the segments.

The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

	MEMS	Santa Barbara Tool and Die	IMT Analytical	Rental Income	United States Total
Three Months Ended:
January 1, 2005
Net sales	$3,526	$339	$37	$132	$4,034
Intercompany Sales	$5	$33	$65	$—	$—
Gross profit (loss)	$255	$60	$45	$97	$457
Long Lived Assets	$14,449	$69	$17	$2,382	$16,917

Three Months Ended:
December 27, 2003
Net sales	$2,287	$236	$25	$131	$2,679
Intercompany Sales	$2	$17	$67	$—	$—
Gross profit (loss)	$(541)	$15	$(17)	$101	$(442)
Long Lived Assets	$15,377	$111	$41	$2,502	$18,031

The Company had no purchases of property, plant and equipment in the first three months of fiscal 2005 compared to minimal purchases in the first three months of fiscal 2004.

The Company’s foreign sales for the first fiscal quarter of 2005 were all to a customer in Canada. In the first fiscal quarter of 2004, the foreign sales were to a customer in Japan. The following table displays domestic and foreign revenue (in thousands):

($000’s)	Three Months Ended January 1, 2005	Three Months Ended December 27, 2003

Revenue
Domestic	$3,518	$2,314
Foreign	516	365
Total	$4,034	$2,679

The Company had three customers with sales greater than 10% of its total sales for the first three months of fiscal 2005. They individually accounted for 40%, 14% and 13% of the Company’s total sales for the period.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this discussion that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward looking statements” may be identified by the use of the words such as “believe,” “expect,” “intends,” “estimate,” “anticipate,” “project,” “will,” and similar expressions. These forward-looking statements speak only as of the date hereof.  All of the forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict.  Therefore, undue reliance should not be placed upon such estimates. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors Affecting Our Business” and elsewhere in this Quarterly Report on Form 10-QSB, which could cause actual results to differ materially from those anticipated by the Company’s management.  These factors include, but are not limited to the following: the Company’s ability to make the transition to volume production of MEMS products; the Company’s history of losses and bankruptcy; changing technology; competition; the Company’s ability to protect intellectual property, fluctuations in the Company’s quarterly and annual operating results; lack of an active trading market for the Company’s Common Stock; risks related to international transactions; environmental laws and regulations, supplies of raw materials; the concentration of control of the Company with a small group of stockholders; anti-takeover provisions of the Company’s charter and Delaware law; and general economic and political uncertainty.

Overview. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company. This information should be read in conjunction with interim, unaudited financial statements included with this report and the notes thereto, and the audited financial statements and the notes thereto as reported on the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 2, 2004.

The Company designs and manufactures micro-electro-mechanical systems (“MEMS”) for the telecommunications, inertial navigation, bio-technical, microfluidics and biomedical industries, and is broadening into the wireless communication industry.  MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are generally designed to include moving parts, hence the “mechanical” part of the name.

Prior to January of 2000 the Company’s principal business was the manufacturing of magnetic recording heads for use in the disk drive industry.  The Company filed for protection under Chapter 11 of the U.S. bankruptcy code in January 2000, and emerged from bankruptcy with the effectiveness of its Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) in November 2001.  During the reorganization period, the Company reorganized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry sectors.

The Company owns a 30,000 square foot wafer fabrication facility that was originally developed for its magnetic recording head business.  Without modification, the facility is capable of manufacturing advanced design MEMs in commercial volumes using six-inch wafers.  However, the facility is currently used mainly for making prototypes and for new product development.  This results in significant unused capacity and sales that do not support the high fixed costs of operating a wafer fabrication facility. The Company believes that it will begin the transition to limited volume production of some MEMs products in the second quarter of fiscal 2005.

The Company intends to operate its MEMs business primarily on a foundry basis, producing and assisting in the design of end-users components under contract. The Company also expects to develop and produce its own proprietary devices.

The Company has three additional lines of business, which are:  Santa Barbara Tool and Die, a machine, model and die shop; IMT Analytical, an analytical lab; and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool and Die and IMT Analytical are strategic parts of the core company, in that their services are used to make the core business more competitive, and both use their capacity that exceeds the Company’s core requirements to provide services to outside customers.

The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related revenue, which predominantly derive from orders for delivery of prototypes and new product development. The revenue for the first fiscal quarter of 2005 was predominantly related to the Company’s customer development projects. These include an accelerometer for use in inertial navigation, a display used in small electronic devices and a telecommunications switch. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in the Company’s owned facility under long-term lease contracts. The Company plans to begin using its excess capacity and offset its high fixed costs by transitioning from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers.  This process depends in part on the general development and acceptance of MEMS technology industry-wide, the success of the Company’s customers’ products and the ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing high volume production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company’s operating results and liquidity.

On January 25, 2005, after the end of the first fiscal quarter, the Company privately sold equity securities to the Investor Group. In this transaction (the “Private Equity Transaction”), the Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share.  In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all of its indebtedness under the Note issued to L-3.  The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

The Company expects to use the net proceeds of the Private Equity Transaction primarily in pursuit of its strategy to transition to high volume production.  No commitments or allocations have been made at this time, but anticipated uses include the following:  equipment, tooling and staff to support increased manufacturing; maintenance and improvement to the existing production line; increased marketing of the Company’s foundry services, and purchases of raw materials and other inventory to fulfill customer orders.

Until applied to specific purposes, the Company expects to invest the net proceeds of the Private Equity Transaction in short- and medium-term interest bearing accounts at insured institutions and government-issued debt securities.  The value of these highly liquid investments is reported under “cash and cash equivalents” on the Company’s balance sheet.

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

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three months ended January 1, 2005 and December 27, 2003. The Company’s warranty policy provides for the replacement of defective parts when a customer’s return request is submitted and approved within thirty days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

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

Fair Value of Financial Instruments: The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $8.8 million of the Company’s mortgage indebtedness at January 1, 2005 has an interest rate of 12% and is carried at its full value. The 8% interest rate on $0.4 million of debt due on delinquent property taxes is at rates below the Company’s current cost of capital determined by its mortgage indebtedness. The fair value of the debt would be $0.3 million based on the Company’s cost of capital of 12%.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the date of grant, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

The FASB has proposed FASB Staff Position No. FAS 109-a, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.”  On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to nine percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction’s characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS 151).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005.  As such, the Company is required to adopt these provisions at the beginning of fiscal 2006.  The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets.”  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.  The provisions of this Statement should be applied prospectively.  The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

Three Months Ended January 1, 2005 Compared to the Three Months Ended December 27, 2003

Net Revenue. Net revenue was $4.0 million for the first quarter of fiscal 2005 compared to $2.7 million for the same period of fiscal 2004. The sales for the first fiscal quarter of 2005 consisted of $3.5 million of MEMS-related business, $0.4 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants. The sales improvement, as compared to the same quarter of fiscal 2004, was due to an increase in the level of completed contracts in the MEMS-related portion of the business. The Company completed a contract with L-3 Communications for $1.6 million in the first fiscal quarter of 2005. The sales for the fiscal 2004 period consisted of $2.3 million of MEMS, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants.

Gross Profit. Gross profit was $0.5 million or 11.3% of net revenue for the first fiscal quarter of 2005 compared to a gross loss of $0.4 million or costs in excess of revenue of 16.5% for the first fiscal quarter of 2004. The fiscal 2005 period saw the MEMS portion of the business generate a gross profit of $0.3 million, the combination of IMT Analytical and Santa Barbara Tool and Die produce a gross profit of $0.1 million and leasing of space to tenants provide a $0.1 million gross profit. In the first fiscal quarter of 2004, the MEMS portion of the business had a gross loss of $0.5 million, leasing of excess space to tenants provided a $0.1 million gross profit and the combination of IMT Analytical and Santa Barbara Tool and Die produced a minimal gross loss. The Company completed a contract with L-3 Communications for $1.6 million in the first fiscal quarter of 2005. The gross profit in the first quarter of fiscal 2005 resulted from the increase in revenue from the MEMS portion of the business, which provided for absorption of the factory fixed costs (e.g., depreciation, utilities). As the Company migrates toward high volume production it expects to be able to continue to increase the absorption of its fixed costs. The Company had eighty-four production employees at the end of the first fiscal quarter of 2005, compared to fifty-four at the end of the same period of fiscal 2004.

Research and Development. Research and development (“R&D”) expense, as a percentage of net sales, was 1.9 % for the first fiscal quarter of 2005 compared to 7.5% for the first quarter of fiscal 2004. R&D expense decreased as a percentage of net revenue in the first quarter of fiscal 2005 due to the increase in net revenues and a reduction in expenditures to $0.1 million compared to $0.2 million in the same period of fiscal 2004. The Company had four employees focused on the development of new products and manufacturing processes as of the end of both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”) as a percentage of net sales was 11.0% for the first fiscal quarter of 2005 and 28.5% for the first quarter of fiscal 2004. SG&A expenses decreased as a percentage of net revenue in the first quarter of fiscal 2005 due to the increase in net revenues and a reduction in SG&A expenditures to $0.4 million compared to $0.8 million for the first fiscal quarter of 2004. The first fiscal quarter of 2004 included $0.2 million in expenses related to the settlement of the Company’s Professional Notes (see Note C - Debt). The first fiscal quarter of 2004 SG&A expense included $0.1 million in amortization of employee stock incentives. The Company had seven employees providing the services reported as SG&A as of the end of both periods.

Interest Expense. Interest expense was $0.3 million for the first fiscal quarter of both 2005 and 2004. The interest expense for both periods is primarily associated with the Company’s property mortgage. This debt requires interest-only monthly payments based upon a 12% annual interest rate. The fiscal 2005 expense also includes the accrual of interest for the L-3 Note (see Note B – Related Party Transaction).

Liquidity and Capital Resources

The Company’s cash balance was $0.4 million at both January 1, 2005 and October 2, 2004. The Company generated minimal cash from operations in the first fiscal quarter of 2005. The Company had minimal expenditures for capital equipment in the first three months of fiscal 2005.

The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2005, the Company plans to have approximately $0.7 million in capital expenditures. The Company’s profitability is heavily dependent upon its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis.

On January 25, 2005, after the end of the first fiscal quarter, the Company privately sold equity securities to the Investor Group. The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share.  In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay the Note due to L-3.  The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

The Company had no purchase commitments associated with capital expenditures at January 1, 2005.

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

The following summarizes the Company’s significant contractual obligations at January 1, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Payments Due by Period

(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Property Mortgage	$8,830	$8,830	$—	$—	$—
Secured Promissory Note	1,500	1,500
Property Taxes	376	188	188		—

Long-Term Debt	$10,706	$10,518	$188	$—	$—

Risk Factors Affecting Our Business

In addition to the factors discussed elsewhere in this report, the following are important factors that could have a material adverse effect on the Company’s financial condition, competitive position and earnings, and that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

The Company has incurred losses since 1999; it emerged from bankruptcy in 2001, and expects to incur losses for the foreseeable future.

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $0.4 million for the three month periods ended January 1, 2005. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

The Company cannot satisfy its liquidity requirements without the infusion of capital.

Since emerging from bankruptcy, the Company’s principal sources of liquidity have been sales of equity securities and borrowing. On January 25, 2005, subsequent to the end of the fiscal quarter, the Company sold equity securities in the Private Equity Transaction that yielded $17.0 million in gross proceeds and $15.7 million in net proceeds. The net proceeds to the Company were approximately $15.7 million. In exchange for the investment the Investor Group received 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and warrants for the purchase of up to 500,000 shares of common stock. The Company also issued a warrant for the purchase of up to 113,333 shares of common stock to its financial advisor in the transaction.   After applying approximately $1.6 million of the net proceeds to repay indebtedness to L-3, the Company intends to use the remainder of the net proceeds for general working capital needs and other corporate purposes. While the proceeds of the private placement along with funds from operations will satisfy the Company’s need for liquidity in the near future, unless the Company can achieve increased sales, it may need to seek additional equity or debt financing. These sources of financing may not be available on acceptable terms or at all.

The Company is continuing its efforts to refinance its existing 12% interest mortgage with current lower rates. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had minimal purchases of property, plant and equipment in the first fiscal quarter of 2005.  During fiscal 2005, the Company plans to make approximately $0.7 million in purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances, including the $15.7 million net proceeds of the Private Equity Transaction, and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years.  There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company.  If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

The Company’s success depends in large part upon its proprietary technology. The Company relies on a combination of patents, trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect its intellectual property rights.  The Company’s patents may be successfully challenged or may not provide it with the intended competitive advantages.  Important technology developed by the Company may not be patentable. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that is regarded as proprietary.  Policing unauthorized use of the Company’s proprietary technology is difficult and costly.  In addition, the laws of some foreign countries do not protect these proprietary rights to as great an extent as do the laws of the United States. The Company’s means of protecting its proprietary rights may not be adequate and its competitors may independently develop similar technology, duplicate its products, or design around its proprietary intellectual property.

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

The Company’s operating results have fluctuated and may continue to fluctuate from quarter to quarter and year to year. The Company’s sales are generally made pursuant to individual purchase orders and production is scheduled on the basis of such purchase orders. Because the market for MEMS products is new, and the Company is constantly introducing new designs ordered by customers, the sales cycles are long and unpredictable.  The sales cycle for the Company’s products typically ranges from three to six months.  Moreover, as customer programs mature, the Company may have to write down the value of inventory and equipment. In addition, the Company must qualify on future programs to sell its products.  The Company has an assistance agreement with an agency of the U.S. Government and is a subcontractor for a defense-related Government contract. Changes in U.S. Government spending could have an adverse affect on the Company. Cancellation, rescheduling and reductions of orders in the future could result in inventory losses, under-utilization of production capacity and write-downs of tooling and equipment which would have a material adverse effect on the Company’s future operating results.  In particular, in the past the Company’s operating results have been adversely affected when production capacity was underutilized, and they will likely be so affected in the future.

The Company’s common stock may be illiquid and suffer from price volatility because it has not been publicly traded.

There has not been a public market for the Company’s common stock since January, 2000.  The Company’s outstanding common stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market or quotation on the Nasdaq.  The Company intends to apply for listing of its common stock, but believes it cannot successfully do so until its financial performance improves.  Even if listed, it is likely that the stock will initially be thinly traded and the Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.  A thin trading market in the Company’s stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

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

Environmental laws and regulations.

The Company’s manufacturing processes employ hazardous substances and are subject to regulation pursuant to various federal and state laws governing the environment.  In the past, the Company has been subject to claims by government agencies and individuals related to disposal of hazardous materials and it has an outstanding environmental claim pending.  The Company believes it conducts its business in a manner that complies with environmental laws and regulations.  Nevertheless, material environmental claims could arise in the future, which could have a material adverse effect on the Company.

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

A small group of stockholders can exercise control over the Company.

A small group of stockholders holds most of the Company’s voting power.  Several of these holders are parties to a voting agreement giving them, as of January 25, 2005, control over approximately 60% of the Company’s voting stock.  The Company’s outstanding voting stock consists of 6,437,443 shares of common stock and 1,000,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Shares”).  The three beneficial holders of the Series A-1 Shares are entitled to an aggregate of 5,666,700 votes on all matters presented to the stockholders other than the election of directors, and are entitled, voting as a separate class, to elect three of the Company’s eight directors.  Accordingly, in matters other than the election of directors, the holders of Series A-1 Shares hold approximately 46.8% of the outstanding voting power.  L-3 holds common stock representing 13.0% of the Company’s outstanding voting power.  Under a Voting Agreement dated January 25, 2005, L-3 and certain members of management agreed to vote their shares with the Series A-1 shares in certain matters.  Because this group currently holds approximately 60% of the Company’s voting power it could determine the outcome in any matter presented to the stockholders.

The Company’s certificate of incorporation and bylaws could delay or prevent an acquisition or sale of the Company.

The Company’s Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock.  This gives the Board of Directors the ability to deter, discourage or make more difficult a change in control of the Company, even if such a change in control would be in the interest of a significant number of the Company’s stockholders or if such a change in control would provide stockholders with a substantial premium for their shares over the then prevailing market price for the common stock.

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

Item 3.  Controls And Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of January 1, 2005, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business and the matters described in the Company’s Annual Report on Form 10-KSB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2005, the Company completed the Private Equity Transaction, pursuant to which the Company sold, to the Investor Group, 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and conditional warrants to purchase up to 500,000 shares of common stock.  In addition, the Company issued to its financial advisor in the transaction a warrant to purchase up to 113,333 shares of common stock.  The Private Equity Transaction is described in the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2005.

Item 3.  Defaults Upon Senior Securities

None

 Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001).

3.3

Amended and Restated Bylaws of Innovative Micro Technology, Inc., as amended on January 25, 2005 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

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

4.5

Certificate of Designation of Series A Redeemable Preferred Stock and Series A-1 Convertible Preferred Stock, dated January 24, 2005. (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8 K filed on January 31, 2005)

4.6

Warrants issued by the Company to the Investors listed on Schedule I to the Preferred Stock Purchase Agreement of the Company, dated as of January 25, 2005 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8 K filed on January 31, 2005).

4.7

Warrant Agreement between the Company and W.R. Hambrecht + Co., LLC, dated as of January 25, 2005 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8 K filed on January 31, 2005).

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MICRO TECHNOLOGY, INC.

Dated: February 15, 2005	/s/John S. Foster
John S. Foster
On behalf of the Company and as Chairman of the Board and Chief Executive Officer

Dated: February 15, 2005	/s/Peter T. Altavilla
Peter T. Altavilla
Chief Financial Officer
(Principal Accounting Officer)