Form 10QSB
period 2005-04-02
INNOVATIVE MICRO TECHNOLOGY INC
filed 2005-05-17
CIK 6948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 2, 2005.

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

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,953,880 shares of $.0001 par value common stock as of May 13, 2005.  In addition, the Company has outstanding 1,000,000 shares of Series A-1 Convertible Preferred Stock, which is currently convertible into 5,666,700 shares of common stock at the option of the holders.

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

INNOVATIVE MICRO TECHNOLOGY, INC.

Statements of Operations - Unaudited

(In thousands, except per share data)

	Three Months Ended April 2, 2005	Three Months Ended March 27, 2004	Six Months Ended April 2, 2005	Six Months Ended March 27, 2004

Net revenue
MEMS and Other	$1,686	$2,074	$5,588	$4,622
Rental Income	136	132	268	263
	1,822	2,206	5,856	4,885

Cost of revenues
MEMS and Other (including stock-based compensation of $47 for the periods ended March 27, 2004)	2,513	2,515	6,055	5,606
Expenses applicable to rental income	35	36	70	66
	2,548	2,551	6,125	5,672
Gross profit (loss)	(726)	(345)	(269)	(787)

Research and development expenses (including stock-based compensation of $40 for the periods ended March 27, 2004)	42	160	120	361
Selling, general and administrative expenses (including stock-based compensation of $70 for the periods ended March 27, 2004)	397	385	839	1,148

Total operating expenses	439	545	959	1,509

Loss from operations	(1,165)	(890)	(1,228)	(2,296)

Interest income	47	2	48	3
Interest expense	(281)	(280)	(581)	(559)
Other income, net	8	6	16	90

Other expense	(226)	(272)	(517)	(466)
Loss before provision for income taxes	(1,391)	(1,162)	(1,745)	(2,762)
Provision for income taxes	6	7	12	17

Net loss	(1,397)	(1,169)	(1,757)	(2,779)
Preferred stock dividends	(174)	—	(174)	—
Net loss available to common stockholders	$(1,571)	$(1,169)	$(1,931)	$(2,779)

Net loss per share:
Loss per common share- basic and diluted	$(0.14)	$(0.17)	$(0.21)	$(0.41)
Weighted average number of common shares outstanding:
Common shares- basic and diluted	11,173	6,937	9,055	6,837

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

Balance Sheets - Unaudited

(In thousands, except share and par value data)

	Apr 2, 2005	Oct 2, 2004
ASSETS

Current Assets:
Cash	$13,017	$429
Accounts receivable, net	1,218	1,159
Accounts receivable, related party	14	128
Costs in excess of billings for development projects	55	33
Prepaid expenses and other	388	278
Total current assets	14,692	2,027
Property, plant and equipment, at cost	20,593	20,342
Less-accumulated depreciation	(3,743)	(3,163)
Total property, plant and equipment	16,850	17,179

Other assets	248	293
Total assets	$31,790	$19,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$9,018	$1,688
Accounts payable and accrued expenses	611	916
Accrued payroll and benefits	803	576
Billings in excess of costs for development projects	1,183	595
Billings in excess of costs for development projects- related party	—	693
Other current liabilities	360	305
Total current liabilities	11,975	4,773
Long-term debt, net	188	9,112
Other liabilities	90	90

Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A redeemable preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $14,290, including accrued and unpaid dividends of $123)	13,243	—

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A-1 convertible preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $2,833)	2,613	—
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,953,880 shares issued at April 2, 2005 and 6,937,443 shares issued at October 2, 2004	1	1
Paid-in capital	23,144	23,056
Accumulated deficit	(19,464)	(17,533)
Total stockholders’ equity	6,294	5,524
Total liabilities and stockholders’ equity	$31,790	$19,499

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed balance sheets.

INNOVATIVE MICRO TECHNOLOGY, INC.

Statements of Cash Flows - Unaudited

(In thousands)

	Six Months Ended April 2, 2005	Six Months Ended March 27, 2004
Cash Flows from Operating Activities:
Net loss	$(1,757)	$(2,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580	578
Employee restricted stock amortization	—	157
Induced conversion of professional notes	—	203
Changes in assets and liabilities:
Accounts receivable, net	55	108
Costs in excess of billings on development projects	(22)	(8)
Prepaid expenses and other	(110)	23
Other assets	45	106
Accounts payable and accrued expenses	(305)	29
Accrued payroll and benefits	227	21
Billings in excess of costs on development projects	588	(272)
Billings in excess of costs on development projects- related party	(693)	(536)
Other current liabilities	55	119
Net cash flows used in operating activities	(1,337)	(2,251)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(251)	—
Net cash flows used in investing activities	(251)	—

Cash Flows from Financing Activities:
Proceeds from sale of redeemable preferred stock	17,000	—
Proceeds from sale of common stock	88	894
Equity issuance costs	(1,318)	—
Proceeds from loan	—	1,500
Repayment of debt	(1,594)	(2,482)
Net cash flows provided by (used in) financing activities	14,176	(88)

Net (decrease) increase in cash	12,588	(2,339)
Cash at beginning of period	429	2,463
Cash at end of period	$13,017	$124

Supplemental Cash Flow Data:
Interest paid	$532	$559
Income taxes paid	$12	$13

Supplemental disclosure on non-cash financing activity:

Preferred stock dividends	$174	$—
Conversion of professional notes payable to common stock	$—	$2,757

The accompanying Selected Notes to Condensed Financial Statements are an integral part of these condensed statements.

Selected Notes to Financial Statements

(Unaudited)

April 2, 2005

Note A: Basis of Presentation

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the “Chapter 11 Reorganization”) and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $1.4 million and $1.8 million for the three and six months ended April 2, 2005.  It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable.  Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future.  The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses.  As a result, it will need to significantly increase its revenues to achieve profitability.  Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

In order to fund that growth, on January 25, 2005, the Company privately sold equity securities to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (the “Investor Group”). The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, Series A, 1,000,000 shares of convertible preferred stock, Series A-1 and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million.

On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all indebtedness under a Secured Promissory Note issued to L-3 Communications Corporation (“L-3”).  The remainder of the net proceeds of the transaction will be used for general working capital needs and other corporate purposes.

Operating results for the three and six months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2004.

Note B:  Related Party Transaction

On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note (the “Note”) in the original principal amount of $1.5 million with L-3 Communications Corporation (“L-3”), a principal stockholder of the Company. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds from its $17.0 million private equity sale with the Investor Group to repay the Note, including all accrued interest. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation.

The Company had $14.0 thousand in accounts receivable from L-3 as of April 2, 2005.

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

The Company’s long-term debt is summarized below, reflecting the transactions above (in thousands):

April 2, 2005
Property Mortgage	$8,830
Property Taxes	376
9,206
Less - Current portion	(9,018)
Total	$188

Note D:  Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three and six month periods ended April 2, 2005 and March 27, 2004, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share amounts)

	Three Months Ended April 2, 2005	Three Months Ended March 27, 2004	Six Months Ended April 2, 2005	Six Months Ended March 27, 2004

Net loss available to common stockholders— as reported	$(1,571)	$(1,169)	$(1931)	$(2,779)
Less — fair value of stock-based employee compensation expense	(280)	(288)	(559)	(573)
Net loss available to common stockholders— pro forma	$(1,851)	$(1,457)	$(2,490)	$(3,352)
Net loss per share (basic and diluted) — as reported	$(0.14)	$(0.17)	$(0.21)	$(0.41)
Net loss available to common stockholders per share (basic and diluted) — pro forma	$(0.17)	$(0.21)	$(0.27)	$(0.49)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants:

	Three Months Ended April 2, 2005	Three Months Ended March 27, 2004	Six Months Ended April 2, 2005	Six Months Ended March 27, 2004

Risk free interest rate	3.70%	3.71%	3.70%	3.71%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	63%	68%	63%	68%

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

Basic and diluted net loss per share computed in accordance with SFAS 128 for the three and six months ended April 2, 2005 and March 27, 2004 are as follows:

(in thousands, except per share amounts)

	Three Months Ended April 2, 2005	Three Months Ended March 27, 2004	Six Months Ended April 2, 2005	Six Months Ended March 27, 2004

BASIC AND DILUTED EPS
Net loss available to common stockholders	$(1,571)	$(1,169)	$(1,931)	$(2,779)
Denominator: weighted average common shares outstanding	11,173	6,937	9,055	6,837
Net loss available to common stockholders per share - basic and diluted	$(0.14)	$(0.17)	$(0.21)	$(0.41)

The following potentially dilutive securities were outstanding at April 2, 2005 and were not included above because to do so would be anti-dilutive: options to purchase 1,846,724 shares of common stock at prices ranging from $0.30 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005,  warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending September 3, 2006 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of thirty six months ending September 30, 2006. Additionally, in connection with the January 25, 2005 Investor Group transaction, the Company issued warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets in 2005, at a purchase price of $0.30 per share and a warrant to WRH to purchase up to 113,333 shares of common stock at a price of $3.00 per share.  The warrants provided to the subordinated note claimants pursuant to the Plan (the “Plan Warrants”) expired on December 16, 2004.

The following potentially dilutive securities were outstanding at March 27, 2004 and were not included above because to do so would be anti-dilutive: options to purchase 1,711,501 shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending August 1, 2005, warrants to purchase 83,500 shares of common stock at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of thirty six months ending September 3, 2006, warrants to purchase 16,437 of common stock at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of thirty six months ending September 30, 2006. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan (the “Plan Warrants”) are not considered potential dilutive securities, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan.  The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company’s ability to exercise the call options.

Note F:  Significant Accounting Policies and New Accounting Pronouncements

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

Costs in Excess of Billings on Development Projects:    These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at April 2, 2005 were minimal related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:     These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at April 2, 2005 were approximately $1.2 million related to capitalized costs under the completed contract method of accounting, as described below.

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

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three and six months ended April 2, 2005 and March 27, 2004. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within thirty days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

A portion of the Company’s facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next two years with renewal options. Rental income is recorded on a straight-line basis.

Fair Value of Financial Instruments:    The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $8.8 million of the Company’s mortgage indebtedness at April 2, 2005 has an interest rate of 12% and is carried at its full value. The 8% interest rate on $0.4 million of debt due on delinquent property taxes is at rates below the Company’s current cost of capital determined by its mortgage indebtedness. The fair value of the debt would be $0.3 million based on the Company’s cost of capital of 12%.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005.  The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

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

MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name.  Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.  Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company’s specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company learned in October 2003 that it may have been infringing upon the service mark of another firm operating in the same business area under the name of Insight Analytical Labs, Inc. The Company changed Insight Analytical’s name to IMT Analytical in the first fiscal quarter of 2004. The Company has approximately 51,000 square feet of building space available to lease. As of April 2, 2005, approximately 34,000 square feet were under long-term lease arrangements and the payments received are reported as Rental Income.

The Company’s management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to and/or among the segments.

The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

	MEMS	Santa Barbara Tool and Die	IMT Analytical	Rental Income	United States Total
Three Months Ended:
April 2, 2005
Net sales	$1,297	$370	$19	$136	$1,822
Intercompany Sales	$4	$43	$74	$—	$—
Gross profit (loss)	$(972)	$102	$43	$101	$(726)
Long Lived Assets	$14,331	$155	$12	$2,352	$16,850

Three Months Ended:
March 27, 2004
Net sales	$1,756	$304	$14	$132	$2,206
Intercompany Sales	$1	$26	$93	$—	$—
Gross profit (loss)	$(523)	$51	$31	$96	$(345)
Long Lived Assets	$15,138	$97	$35	$2,472	$17,742

Six Months Ended:
April 2, 2005
Net sales	$4,823	$709	$56	$268	$5,856
Intercompany Sales	$9	$76	$139	$—	$—
Gross profit (loss)	$(717)	$162	$88	$198	$(269)
Long Lived Assets	$14,331	$155	$12	$2,352	$16,850

Six Months Ended:
March 27, 2004
Net sales	$4,043	$540	$39	$263	$4,885
Intercompany Sales	$3	$43	$160	$—	$—
Gross profit (loss)	$(1,064)	$66	$14	$197	$(787)
Long Lived Assets	$15,138	$97	$35	$2,472	$17,742

The Company had approximately $0.3 million in purchases of property, plant and equipment in the first six months of fiscal 2005 compared to no purchases in the first six months of fiscal 2004.

The Company’s foreign sales for the first six months of both fiscal 2005 and 2004 were all to a customer in Japan. The following table displays domestic and foreign revenue (in thousands):

($000’s)	Three Months Ended April 2, 2005	Three Months Ended March 27, 2004	Six Months Ended April 2, 2005	Six Months Ended March 27, 2004

Revenue
Domestic	$1,586	$2,140	$5,104	$4,454
Foreign	236	66	752	431
Total	$1,822	$2,206	$5,856	$4,885

The Company had three customers with sales greater than 10% of its total sales for the first six months of fiscal 2005. They individually accounted for 28%, 14% and 13% of the Company’s total sales for the period.

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

Overview

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

Prior to January of 2000, the Company’s principal business was the manufacturing of magnetic recording heads for use in the disk drive industry.  The Company filed for protection under Chapter 11 of the U.S. bankruptcy code in January 2000, and emerged from bankruptcy with the effectiveness of its Reorganization Plan under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) in November 2001.  During the reorganization period, the Company reorganized its operations from manufacturing magnetic recording heads solely for the disk drive industry to manufacturing MEMS, operating in a number of industry sectors.

The Company owns a 30,000 square foot wafer fabrication facility that was originally developed for its magnetic recording head business.  Without modification, the facility is capable of manufacturing advanced design MEMs in commercial volumes using six-inch wafers.  However, the facility is currently used mainly for making prototypes and for new product development.  This results in significant unused capacity and sales that do not support the high fixed costs of operating a wafer fabrication facility. The Company began the transition to limited volume production of some MEMs products in the second quarter of fiscal 2005.

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

The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related revenue, which predominantly derive from orders for delivery of prototypes and new product development. The revenue for the second fiscal quarter of 2005 was predominantly related to the Company’s customer development projects. These include a telecommunications switch, a display used in small electronic devices and an accelerometer for use in inertial navigation. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in the Company’s owned facility under long-term lease contracts. The Company plans to begin using its excess capacity and offset its high fixed costs by transitioning from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers.  This process depends in part on the general development and acceptance of MEMS technology industry-wide, the success of the Company’s customers’ products and the ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing high-volume production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company’s operating results and liquidity.

On January 25, 2005, the Company privately sold equity securities to the Investor Group. In this transaction (the “Private Equity Transaction”), the Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, Series A, 1,000,000 shares of convertible preferred stock, Series A-1 and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all of its indebtedness under the Note issued to L-3.  The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

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

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three and six months ended April 2, 2005 and March 27, 2004. The Company’s warranty policy provides for the replacement of defective parts when a customer’s return request is submitted and approved within 30 days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

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

Fair Value of Financial Instruments:    The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $8.8 million of the Company’s mortgage indebtedness at April 2, 2005 has an interest rate of 12% and is carried at its full value. The 8% interest rate on $0.4 million of debt due on delinquent property taxes is at rates below the Company’s current cost of capital determined by its mortgage indebtedness. The fair value of the debt would be $0.3 million based on the Company’s cost of capital of 12%.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005.  The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

Overview

The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 2, 2004 and the interim, unaudited financial statements and the notes thereto included with this quarterly report on form 10-QSB.

Results of Operations

Three Months Ended April 2, 2005 Compared to Three Months Ended March 27, 2004

Net Revenue. Net revenue was $1.8 million for the second quarter of fiscal 2005 compared to $2.2 million for the same period of fiscal 2004. The sales for the second fiscal quarter of 2005 consisted of $1.3 million of MEMS-related business, $0.4 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants. The sales decline, as compared to the same quarter of fiscal 2004, was due to a decrease in the level of completed contracts in the MEMS-related portion of the business. The sales for the fiscal 2004 period consisted of $1.8 million of MEMS, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants. The Company completed phase I of its long-term contract with the U.S. Defense

Advanced Research Project Agency for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications for a value of $1.1 million in the second fiscal quarter of 2004.

Gross Loss. Gross loss was $0.7 million or cost exceeded revenue by 39.8% for the second fiscal quarter of 2005 compared to a gross loss of $0.3 million or costs in excess of revenue of 15.6% for the second fiscal quarter of 2004. The fiscal 2005 period saw the MEMS portion of the business generate a gross loss of $1.0 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.2 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. In the second fiscal quarter of 2004, the MEMS portion of the business had a gross loss of $0.5 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of excess space to tenants provided a $0.1 million gross profit. The gross loss in the second quarter of fiscal 2005 increased compared to the same period of fiscal 2004 due to the decline in revenue resulting in the under-absorption of the factory fixed costs (eg, depreciation, utilities). As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs. The Company had 96 production employees at the end of the second fiscal quarter of 2005 compared to 54 at the end of the same period of fiscal 2004.

Research and Development. Research and development (“R&D”) expense, as a percentage of net sales, was 2.3% for the second fiscal quarter of 2005 compared to 7.3% for the second quarter of fiscal 2004. R&D expense decreased as a percentage of sales in the second quarter of fiscal 2004 due to the decrease in R&D activities. R&D expenditures were approximately $0.1 million in the second fiscal quarter of 2005 compared to $0.2 million in the second quarter of fiscal 2004. The Company had four employees focused on the development of new products and manufacturing processes as of the end of both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”) as a percentage of net sales was 21.8% for the second fiscal quarter of 2005 and 17.5% for the second quarter of fiscal 2004. SG&A expenses increased as a percentage of sales in the second quarter of fiscal 2005 due to the decrease in net sales; measured in dollars, S,G&A expenditures were approximately $0.4 million for both the second fiscal quarter of 2004 and 2005. The Company has seven employees providing the services reported as SG&A as of the end of both periods. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.3 million for the second fiscal quarter of both 2005 and 2004. The interest expense is primarily associated with the Company’s property mortgage. This debt requires interest-only monthly payments based upon a 12% annual interest rate. The fiscal 2005 expense also includes the accrual of interest for the L-3 Note (see Note B – Related Party Transaction in footnotes to the unaudited interim financial statements).

Preferred Stock Dividends. Preferred stock dividends of $0.2 million were accrued in the second fiscal quarter of 2005 related to the Private Equity Transaction. A total of $3.6 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Six Months Ended April 2, 2005 Compared to Six Months Ended March 27, 2004

Net Revenue. Net revenue was $5.9 million for the first six months of fiscal 2005 compared to $4.9 million for the six months of fiscal 2004. The fiscal 2005 period sales were made up of $4.8 million of MEMS-related business, $0.8 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.3 million from leasing of space to tenants. The MEMS-related business generated sales of $4.0 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated sales of $0.6 million and $0.3 million came from leasing of space to tenants for the first six months of fiscal 2004. The main reason for the increase in sales in fiscal 2005 compared to 2004 is related to the MEMS portion of the business which completed one major contract in the first half of the year. The Company completed a contract with L-3 Communications for $1.6 million in the first six months of 2005.

Gross Loss. Gross loss was $0.3 million or cost exceeded revenue by 4.6% for the first six months of fiscal 2004 compared to a gross loss of $0.8 million or costs in excess of revenue of 16.1% for the first six months of fiscal 2004. The MEMS related business had a gross loss for the fiscal 2005 period of $0.7 million. Santa Barbara Tool and Die and IMT Analytical combined for a gross profit of $0.2 million and leasing of space to tenants had a gross profit of $0.2 million for the first six months of fiscal 2005. The MEMS related business had a gross loss of $1.1 million for the first six months of fiscal 2004. The combination of Santa Barbara Tool and Die and IMT Analytical combined for a $0.1 million gross profit for the fiscal 2004 period. Leasing of space to tenants provided a $0.2 million gross profit for this same period. The MEMS business gross loss included $0.1 million in amortization of employee stock incentives for the first six months of fiscal 2004. The improvement in gross loss in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 is due to the increase in revenue resulting in absorption of the factory fixed costs (eg, depreciation, utilities). As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs.

Research and Development. R&D expense, as a percentage of net sales, was 2.0% for the first six months of fiscal 2005 compared to 7.4% for the first six months of fiscal 2004. R&D expense decreased as a percentage of sales in the second quarter of fiscal 2004 due to the increase in net sales and the decrease in R&D expenditures of approximately $0.3 million. The 2005 fiscal period incurred expenditures of approximately $0.1 million compared to $0.4 million for the same period of fiscal 2004. R&D expense included $0.1 million in amortization of employee stock incentives for the fiscal 2004 period. R&D expenditures reduced in fiscal 2005 as the efforts of the R&D employees were re-directed to support customer development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expense as a percentage of net sales was 14.3% for the first six months of fiscal 2005 compared to 23.5% for the first six months of fiscal 2004. Expenses in dollars were $0.8 million for the first six months of fiscal 2005 compared to $1.1 million for the same period of fiscal 2004. The first six months of fiscal 2004 included $0.2 million in expenses related to the settlement of the Company’s Professional Notes (see Note C - Debt). The fiscal 2004 period expense also included $0.1 million in amortization of employee stock incentives. The Company has seven employees providing the services reported as SG&A as of the end of both periods. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.7 million for the first six months of fiscal 2005 and $0.6 million for the first six months of fiscal 2004. The increase in interest expense compared to the first six months of fiscal 2004 is primarily due to the increase in debt balances due to the L-3 Note (see Note B – Related Party Transaction). The interest expense for both periods is primarily associated with the Company’s property mortgage. This debt requires interest-only monthly payments based upon a 12% annual interest rate.

Preferred Stock Dividends. Preferred stock dividends of $0.2 million were accrued in the second fiscal quarter of 2005 related to the Private Equity Transaction. A total of $3.6 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Liquidity and Capital Resources

On January 25, 2005, the Company privately sold equity securities to the Investor Group. The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, Series A, 1,000,000 shares of convertible preferred stock, Series A-1 and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, WRH, and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share.  The net proceeds to the Company were approximately $15.7 million. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay the Note due to L-3.  The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

The Company’s cash balance was $13.0 million at April 2, 2005 compared to $0.4 million at October 2, 2004. The increase in cash is primarily related to the Company’s $17.0 million private sale of equity completed on January 25, 2005, which resulted in net cash proceeds of $15.7 million after associated expenses. Stockholders exercised warrants for the purchase of 16,437 common shares at $5.35 per share raising a total of $0.1 million. The Company used approximately $1.6 million of the net proceeds to repay the Note due to L-3.  The Company used $1.3 million cash from operations in the first fiscal quarter of 2005. The Company had $0.3 million in expenditures for capital equipment in the first six months of fiscal 2005.

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

The Company is required to comply with the requirements of Sarbanes Oxley Section 404 during its fiscal year ending September 30, 2006. This process will involve the design, documentation and testing of the Company’s internal financial reporting controls.  The ultimate cost of this process cannot be determined at this time.

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

The following summarizes the Company’s significant contractual obligations at April 2, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Payments Due by Period

(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Property Mortgage	$8,830	$8,830	$—	$—	$—
Property Taxes	376	188	188		—

Long-Term Debt	$9,206	$9,018	$188	$—	$—

Off balance Sheet Arrangements

None

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

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.4 million and $1.8 million for the three and six month periods ended April 2, 2005, respectively. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

The Company cannot satisfy its liquidity requirements without the infusion of capital, which may not be available on acceptable terms or at all.

Since emerging from bankruptcy, the Company’s principal sources of liquidity have been sales of equity securities and borrowing. On January 25, 2005, the Company sold equity securities in the Private Equity Transaction that yielded $17.0 million in gross proceeds and $15.7 million in net proceeds. The net proceeds to the Company were approximately $15.7 million. In exchange for the investment, the Investor Group received 1,000,000 shares of redeemable preferred stock, Series A, 1,000,000 shares of convertible preferred stock, Series A-1 and warrants for the purchase of up to 500,000 shares of common stock. The Company also issued a warrant for the purchase of up to 113,333 shares of common stock to its financial advisor in the transaction. After applying approximately $1.6 million of the net proceeds to repay indebtedness to L-3, the Company intends to use the remainder of the net proceeds for general working capital needs and other corporate purposes. While the proceeds of the private placement along with funds from operations will satisfy the Company’s need for liquidity in the near future, unless the Company can achieve increased sales, it may need to seek additional equity or debt financing. These sources of financing may not be available on acceptable terms or at all.

The Company is continuing its efforts to refinance its existing 12% interest mortgage with current lower rates. The Company cannot give assurance that refinancing of this mortgage will be available or, if available, that its terms will be favorable to the Company.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had $0.3 million in purchases of property, plant and equipment in the first six months of 2005.  During fiscal 2005, the Company plans to make approximately $0.7 million in purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances, including the $15.7 million net proceeds of the Private Equity Transaction, and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years.  There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company.  If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

If the Company fails to respond to technological changes in the MEMS business, its future operating results may be adversely affected.

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

Because certain competitors have significantly greater resources, it may be difficult for the Company to compete.

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

The Company is subject to certain environmental laws and regulations and if it fails to comply, its future operating results may be adversely affected.

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

A small group of stockholders holds most of the Company’s voting power.  Several of these holders are parties to a voting agreement giving them, as of January 25, 2005, control over approximately 60% of the Company’s voting stock.  The Company’s outstanding voting stock consists of 6,453,880 shares of common stock and 1,000,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Shares”).  The three beneficial holders of the Series A-1 Shares are entitled to an aggregate of 5,666,700 votes on all matters presented to the stockholders other than the election of directors, and are entitled, voting as a separate class, to elect three of the Company’s eight directors.  Accordingly, in matters other than the election of directors, the holders of Series A-1 Shares hold approximately 46.8% of the outstanding voting power.  L-3 holds common stock representing 13.0% of the Company’s outstanding voting power.  Under a Voting Agreement dated January 25, 2005, L-3 and certain members of management agreed to vote their shares with the Series A-1 shares in certain matters.  Because this group currently holds approximately 60% of the Company’s voting power it could determine the outcome in any matter presented to the stockholders.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if the Company fails to comply in a timely manner, investor confidence could be harmed.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of the Company’s internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement will first apply to the Company’s annual report for the period ending October 1, 2006. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. The Company may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, the attestation process by the Company’s independent registered public accountants is new and the Company may encounter problems or delays in completing the implementation and requested improvements and receiving an attestation of the assessment by its independent registered public accountants. If the Company cannot assess its internal control over financial reporting as effective, or the Company’s independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence may be negatively impacted.

Item 3.  Controls And Procedures

Evaluation of the disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Limitations on the effectiveness of disclosure controls and procedures. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Notwithstanding these limitations, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Changes in internal controls over financial reporting. The Chief Executive Officer and Chief Financial Officer with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business and the matters described in the Company’s Annual Report on Form 10-KSB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2005, the Company completed the Private Equity Transaction, pursuant to which the Company sold, to the Investor Group, 1,000,000 shares of redeemable preferred stock, 1,000,000 shares of convertible preferred stock and conditional warrants to purchase up to 500,000 shares of common stock. In addition, the Company issued to its financial advisor in the transaction a warrant to purchase up to 113,333 shares of common stock. The Private Equity Transaction is described in the Company’s 8-K filed with the SEC on January 31, 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholders meeting was held on March 10, 2005. The following matters were voted on and passed at the meeting:

Dr. John S. Foster and Dr. Calvin Quate were elected to serve on the Company’s Board of Directors for a three year term. BDO Seidman, LLP, independent registered public accountants, was appointed as the Company’s auditors for the fiscal year ending October 1, 2005. The Company’s Certificate of Incorporation was amended to permit removal of directors without cause.

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

4.5                       Certificate of Designation of Series A Redeemable Preferred Stock and Series A-1 Convertible Preferred Stock, dated January 24, 2005 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8 K filed on January 31, 2005).

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

32.1                 Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MICRO TECHNOLOGY, INC.

Dated: May 17 , 2005	/s/John S. Foster
John S. Foster
On behalf of the Company and as
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17 , 2005	/s/Peter T. Altavilla
Peter T. Altavilla
Chief Financial Officer and Secretary
(Principal Accounting Officer)