Form 10QSB
period 2005-07-02
INNOVATIVE MICRO TECHNOLOGY INC
filed 2005-08-16
CIK 6948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2005.

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

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,953,880 shares of $.0001 par value common stock as of August 12, 2005.  In addition, the Company has outstanding 1,000,000 shares of Series A-1 Convertible Preferred Stock, which is currently convertible into 5,666,700 shares of common stock at the option of the holders.

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

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Operations - Unaudited

(In  thousands, except per share data)

	Three Months Ended July 2, 2005	Three Months Ended June 26, 2004	Nine Months Ended July 2, 2005	Nine Months Ended June 26, 2004

Net revenue
MEMS and Other	$1,727	$3,596	$7,315	$8,218
Rental Income	143	135	411	398
	1,870	3,731	7,726	8,616

Cost of revenues
MEMS and Other (including stock-based compensation of $47 for the nine months ended June 26, 2004)	2,838	3,539	8,893	9,145
Expenses applicable to rental income	35	36	105	102
	2,873	3,575	8,998	9,247
Gross profit (loss)	(1,003)	156	(1,272)	(631)

Research and development expenses (including stock-based compensation of $40 for the nine months ended June 26, 2004)	33	143	153	504
Selling, general and administrative expenses (including stock-based compensation of $70 for the nine months ended June 26, 2004)	443	357	1,282	1,505

Total operating expenses	476	500	1,435	2,009

Loss from operations	(1,479)	(344)	(2,707)	(2,640)

Interest income	80	—	128	3
Interest expense	(276)	(299)	(857)	(858)
Other income, net	7	6	23	96

Other expense	(189)	(293)	(706)	(759)
Loss before provision for income taxes	(1,668)	(637)	(3,413)	(3,399)
Provision for income taxes	4	(9)	16	8

Net loss	(1,672)	(628)	(3,429)	(3,407)
Preferred stock dividends	(235)	—	(409)	—
Net loss available to common stockholders	$(1,907)	$(628)	$(3,838)	$(3,407)

Net loss per share:
Loss per common share- basic and diluted	$(0.15)	$(0.09)	$(0.37)	$(0.50)
Weighted average number of common shares outstanding:
Common shares- basic and diluted	12,621	6,937	10,244	6,871

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Balance Sheets - Unaudited

(In  thousands, except share and par value data)

	July 2, 2005	Oct 2, 2004
ASSETS
Current Assets:
Cash	$11,192	$429
Accounts receivable, net	1,388	1,159
Accounts receivable, related party	—	128
Costs in excess of billings for development projects	39	33
Prepaid expenses and other	502	278
Total current assets	13,121	2,027
Property, plant and equipment, at cost	21,037	20,342
Less-accumulated depreciation	(4,039)	(3,163)
Total property, plant and equipment	16,998	17,179

Other assets	414	293
Total assets	$30,533	$19,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$—	$1,688
Accounts payable and accrued expenses	738	916
Accrued payroll and benefits	748	576
Billings in excess of costs for development projects	1,074	595
Billings in excess of costs for development projects- related party	—	693
Other current liabilities	127	305
Total current liabilities	2,687	4,773
Long-term debt, net	9,895	9,112
Other liabilities	90	90

Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A redeemable preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $14,455, including accrued and unpaid dividends of $289)	13,477	—

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A-1 convertible preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $2,833)	2,613	—
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,953,880 shares issued at July 2, 2005 and 6,937,443 shares issued at October 2, 2004	1	1
Paid-in capital	23,141	23,056
Accumulated deficit	(21,371)	(17,533)
Total stockholders’ equity	4,384	5,524
Total liabilities and stockholders’ equity	$30,533	$19,499

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed balance sheets.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Nine Months Ended July 2, 2005	Nine Months Ended June 26, 2004
Cash Flows from Operating Activities:
Net loss	$(3,429)	$(3,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	876	867
Loss on disposal of property, plant and equipment	4	—
Employee restricted stock amortization	—	157
Induced conversion of professional notes	—	203
Changes in assets and liabilities:
Accounts receivable, net	(101)	(506)
Costs in excess of billings on development projects	(6)	(67)
Prepaid expenses and other	(224)	20
Other assets	(121)	130
Accounts payable and accrued expenses	(178)	173
Accrued payroll and benefits	172	160
Billings in excess of costs on development projects	479	339
Billings in excess of costs on development projects- related party	(693)	(93)
Other current liabilities	(178)	16
Other liabilities	—	(42)
Net cash flows used in operating activities	(3,399)	(2,050)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(699)	—
Net cash flows used in investing activities	(699)	—

Cash Flows from Financing Activities:
Proceeds from sale of redeemable preferred stock	17,000	—
Proceeds from sale of common stock	88	894
Equity issuance costs	(1,322)	—
Proceeds from loan	9,895	1,500
Repayment of debt	(10,800)	(2,576)
Net cash flows provided by (used in) financing activities	14,861	(182)

Net (decrease) increase in cash	10,763	(2,232)
Cash at beginning of period	429	2,463
Cash at end of period	$11,192	$231

Supplemental Cash Flow Data:
Interest paid	$857	$847
Income taxes paid	$19	$25

Supplemental disclosure on non-cash financing activity:

Preferred stock dividends	$409	$—
Conversion of professional notes payable to common stock	$—	$2,757

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed statements.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 2, 2005

Note A: Basis of Presentation

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the “Chapter 11 Reorganization”) and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $1.7 million and $3.4 million for the three and nine months ended July 2, 2005, respectively.  It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable.  Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future.  The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses.  As a result, it will need to significantly increase its revenues to achieve profitability.  Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

On June 30 2005, the Company secured a new mortgage of $9.9 million (see Note E – Debt of financial statements). Related to this transaction, the Company created a wholly owned subsidiary entitled Robin Hill Business Park, LLC (“RHBP”). The new entity is consolidated within the accompanying financial statements.

In order to fund that growth, on January 25, 2005, the Company privately sold equity securities to an investor group consisting of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (together the “Investor Group”). The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, Series A (“Series A”), 1,000,000 shares of convertible preferred stock, Series A-1 (“Series A-1”) and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisor, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above.

The Series A shares may be redeemed at the option of the Series A holders at any time after December 31, 2008, by an affirmative vote of the Series A Holders holding at least a majority of the then-outstanding Series A Shares. The Series A-1 shares do not have a redemption feature.

On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all indebtedness under a Secured Promissory Note issued to L-3 Communications Corporation (“L-3”).  The remainder of the net proceeds of the transaction will be used for general working capital needs and other corporate purposes. Until applied to specific purposes, the Company is investing the net proceeds of the Private Equity Transaction in short- and medium-term interest bearing accounts at insured institutions and government-issued debt securities.  The value of these highly liquid investments is reported under “cash and cash equivalents” on the Company’s balance sheet.

Operating results for the three and nine months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended October 2, 2004.

Note B:  Significant Accounting Policies and New Accounting Pronouncements

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

Costs in Excess of Billings on Development Projects:    These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at July 2, 2005 were minimal and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:    These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at July 2, 2005 were approximately $1.1 million related to capitalized costs under the completed contract method of accounting, as described below.

Revenue Recognition and Warranty Policies:    The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s micro-electro mechanical systems (“MEMS”) development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer.

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three and nine months ended July 2, 2005 and June 26, 2004, respectively. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

A portion of the Company’s facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next two years with renewal options. Rental income is recorded on a straight-line basis.

Fair Value of Financial Instruments:    The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.9 million of the Company’s mortgage indebtedness at July 2, 2005 has an interest rate of 5.65% and is carried at its full value.

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

Note C:  Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three and nine month periods ended July 2, 2005 and June 26, 2004, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per common share amounts)

	Three Months Ended July 2, 2005	Three Months Ended June 26, 2004	Nine Months Ended July 2, 2005	Nine Months Ended June 26, 2004
Net loss available to common stockholders— as reported	$(1,907)	$(628)	$(3,838)	$(3,407)
Less — fair value of stock-based employee compensation expense	(2)	(290)	(3)	(686)
Net loss available to common stockholders— pro forma	$(1,909)	$(918)	$(3,841)	$(4,093)
Net loss per share (basic and diluted) — as reported	$(0.15)	$(0.09)	$(0.37)	$(0.50)
Net loss available to common stockholders per share (basic and diluted) — pro forma	$(0.15)	$(0.13)	$(0.37)	$(0.60)

In the third fiscal quarter of 2005, the Company offered its employees the opportunity to exchange outstanding stock options issued under the Innovative Micro Technology, Inc. 2001 Stock Incentive Plan (the “Plan”) and having an exercise price in excess of $0.30 for new options with an exercise price to be determined on the date they are granted, which it expects to be on the first business day that is at least six months and one day following the date the exchange offer closed of April 27, 2005. Pursuant to the offer, the Company accepted for exchange 1,623,648 options to purchase its common stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants:

	Three Months Ended July 2, 2005	Three Months Ended June 26, 2004	Nine Months Ended July 2, 2005	Nine Months Ended June 26, 2004

Risk free interest rate	3.87%	3.70%	3.69%	3.60%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	63%	67%	63%	67%

Note D:  Related Party Transaction

On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note (the “Note”) in the original principal amount of $1.5 million with L-3, a principal stockholder of the Company. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds from its $17.0 million private equity sale with the Investor Group to repay the Note, including all accrued interest. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation.

The Company had no accounts receivable from L-3 as of July 2, 2005.

Note E:  Debt

On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. The mortgage provided net proceeds to the Company of approximately $9.7 million. The Company used $8.8 million of the proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes, $0.2 million was placed into escrow to be used for building improvements required by the agreement with the lender and the balance of $0.4 million will be used for general working capital needs and other corporate purposes. Related to this transaction, the Company created RHBP as a wholly owned subsidiary. The Company transferred the mortgaged property to RHBP and this same entity entered into the loan agreement with the lender. The lender required this structure in order for the Company to secure the loan.

The Company settled two claims during the Chapter 11 Reorganization that were secured by its owned real properties. One of these claims was a property mortgage of $9.6 million due on November 24, 2005. The mortgage required interest-only payments at a 12% annual interest rate. The other claim was for delinquent property taxes of $0.9 million. The settlement required semi-annual principal and interest payments on November 1 and May 1 of each year with an 8% annual interest rate. The final payment was due on November 1, 2006. The property mortgage and the delinquent property taxes were retired with the proceeds of the new mortgage, which was completed on June 30, 2005.

On February 14, 2003, the Company completed the sale of its Hollister property at a price of $6.2 million, recognizing a gain of $0.6 million. The proceeds of the sale were used to pay off the Company’s first mortgage of $5.4 million. The balance of the sales proceeds were used to pay down the Company’s second mortgage, which was collateralized by both of its properties, from $9.6 million to $8.8 million. The remaining $8.8 million mortgage was secured by the Company’s Robin Hill property. The $8.8 million mortgage was retired with the proceeds of the new mortgage, which was completed on June 30, 2005.

The Chapter 11 Reorganization provided for the treatment of the unpaid professional persons involved in the reorganization process. The total amount owed to these professional persons as of the effective date was $4.1 million. The Bankruptcy Code provides that each of the professional persons, which consist of the law firms and investment bankers employed by the Company during the Chapter 11 Reorganization, is entitled to be paid cash, in full, at the effective date in an amount equal to their professional person’s allowed administrative claim.  In consideration for each professional person waiving this right and agreeing to accept a convertible note, the plan provided for each professional person to have an allowed administrative claim as of the effective date. On September 30, 2003, the Company paid $2.4 million in cash and issued 368,113 shares of Common Stock, 16,437 warrants for the purchase of common stock at a price of $5.35 and 68,777 warrants for the purchase of Common Stock at a price of $7.29 to cancel these professional notes. This transaction cancelled $4.1 million in notes and $1.0 million in accrued interest. The Company issued 91,826 shares of common stock at $5.35 per share, which was below the original notes conversion price of $8.20. This reduced price and warrants to purchase additional common stock were offered to induce each holder to take a reduced amount of cash. The Company recognized approximately $0.2 million of expense in the first fiscal quarter of 2004 related to this transaction.

The Company’s long-term debt is summarized below, reflecting the above transactions (in thousands):

July 2, 2005

Property Mortgage	$9,895

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

Basic and diluted net loss per share computed in accordance with SFAS 128 for the three and nine months ended July 2, 2005 and June 26, 2004 are as follows:

(in thousands, except per share amounts)

	Three Months Ended July 2, 2005	Three Months Ended June 26, 2004	Nine Months Ended July 2, 2005	Nine Months Ended June 26, 2004

BASIC AND DILUTED EPS
Net loss available to common stockholders	$(1,907)	$(628)	$(3,838)	$(3,407)
Denominator: weighted average common shares outstanding	12,621	6,937	10,244	6,871
Net loss available to common stockholders per share – basic and diluted	$(0.15)	$(0.09)	$(0.37)	$(0.50)

The following potentially dilutive securities were outstanding at July 2, 2005 and were not included above because to do so would be anti-dilutive: options to purchase 220,096 shares of common stock at prices ranging from $0.30 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of 36 months ending August 1, 2005,  warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of 36 months ending September 3, 2006 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of 36 months ending September 30, 2006. Additionally, in connection with the January 25, 2005 Investor Group transaction, the Company issued warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets in 2005, at a purchase price of $0.30 per share and a warrant to WRH to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The value of these warrants provided to WRH were determined to be $2.0 thousand using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 2.62%, an expected volatility of 63%, a warrant term of 3 years, and no expected dividends. The warrants were determined to have de minimus value, but were recorded within common stock. The warrants provided to the subordinated note claimants pursuant to the Plan (the “Plan Warrants”) expired on December 16, 2004.

The following potentially dilutive securities were outstanding at June 26, 2004 and were not included above because to do so would be anti-dilutive: options to purchase 1,710,052  shares of common stock at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 shares of common stock at a price of $7.29 per share with a term of 36 months ending August 1, 2005, warrants to purchase 83,500 shares of common stock at a price of $5.35 per share with a term of 18 months ending March 3, 2005, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of 36 months ending September 3, 2006, warrants to purchase 16,437 of common stock at a price of $5.35 with a term of 18 months ending March 30, 2005 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of 36 months ending September 30, 2006. The shares issuable on the exercise of the warrants provided to the subordinated note claimants pursuant to the Plan are not considered potential dilutive securities, because when the Plan Warrants are exercised the Company will exercise its rights to repurchase an equal number of shares at the same price under call options executed by certain stockholders in accordance with the Plan.  The call options remain in force for as long as the Plan Warrants are exercisable, and the certificates for the shares subject to the call options bear a legend that restricts their trading specifically to ensure the Company’s ability to exercise the call options.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options.  SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25.  SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year.  The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.”   SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Note G: Segments of Business:

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” “operating segments” are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable operating segments: MEMS, Santa Barbara Tool & Die, IMT Analytical and Rental Income.

MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name.  Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.  Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company’s specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company learned in October 2003 that it may have been infringing upon the service mark of another firm operating in the same business area under the name of Insight Analytical Labs, Inc. The Company changed Insight Analytical’s name to IMT Analytical in the first fiscal quarter of 2004. The Company has approximately 51,000 square feet of building space available to lease. As of July 2, 2005, approximately 34,000 square feet were under long-term lease arrangements and the payments received are reported as Rental Income.

The Company’s management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to and/or among the segments.

The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

	MEMS	Santa Barbara Tool and Die	IMT Analytical	Rental Income	United States Total
Three Months Ended:
July 2, 2005
Net sales	$1,414	$286	$27	$143	$1,870
Intercompany sales	$5	$26	$77	$—	$—
Gross profit (loss)	$(1,209)	$46	$52	$108	$(1,003)
Long lived assets	$14,522	$149	$6	$2,321	$16,998

Three Months Ended:
June 26, 2004
Net sales	$3,288	$293	$15	$135	$3,731
Intercompany sales	$3	$10	$101	$—	$—
Gross profit (loss)	$(42)	$49	$50	$99	$156
Long lived assets	$14,899	$83	$29	$2,442	$17,453

Nine Months Ended:
July 2, 2005
Net sales	$6,237	$995	$83	$411	$7,726
Intercompany sales	$14	$102	$216	$—	$—
Gross profit (loss)	$(1,926)	$208	$140	$306	$(1,272)
Long lived assets	$14,522	$149	$6	$2,321	$16,998

Nine Months Ended:
June 26, 2004
Net sales	$7,331	$833	$54	$398	$8,616
Intercompany sales	$6	$53	$261	$—	$—
Gross profit (loss)	$(1,106)	$115	$64	$296	$(631)
Long lived assets	$14,899	$83	$29	$2,442	$17,453

The Company had approximately $0.7 million in purchases of property, plant and equipment in the first nine months of fiscal 2005 compared to no purchases in the first nine months of fiscal 2004.

The Company’s foreign sales for the first nine months of both fiscal 2005 and 2004 were principally to two customers located in Japan and Canada. The following table displays domestic and foreign revenue (in thousands):

($ 000’s)	Three Months Ended July 2, 2005	Three Months Ended June 26, 2004	Nine Months Ended July 2, 2005	Nine Months Ended June 26, 2004

Revenue
Domestic	$1,668	$3,516	$6,773	$7,970
Foreign	202	215	953	646
Total	$1,870	$3,731	$7,726	$8,616

The Company had two customers with sales greater than 10% of its total sales for the first nine months of fiscal 2005. They individually accounted for 22% and 13%, respectively of the Company’s total sales for the period.

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

The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related revenue, which predominantly derive from orders for delivery of prototypes and new product development. The revenue for the third fiscal quarter of 2005 was predominantly related to the Company’s customer development projects. These include a telecommunications switch, a display used in small electronic devices and a sensor used to measure the amount of carbon dioxide in internal environments. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in the Company’s owned facility under long-term lease contracts. The Company plans to begin using its excess capacity and offset its high fixed costs by transitioning from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers.  This process depends in part on the general development and acceptance of MEMS technology industry-wide, the success of the Company’s customers’ products and the ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing high-volume production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company’s operating results and liquidity.

 On January 25, 2005, the Company privately sold equity securities to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (together the “Investor Group”). In this transaction (the “Private Equity Transaction”), the Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisor, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all of its indebtedness under a secured promissory note issued to L-3 Communications Corporation (“L-3”).  The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

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

On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. The mortgage provided net proceeds to the Company of approximately $9.7 million. The Company used $8.8 million of the proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes, $0.2 million was placed into escrow to be used for building improvements required by the agreement with the lender and the balance of $0.4 million will be used for general working capital needs and other corporate purposes. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Until applied to specific purposes, the Company is investing the net proceeds of the Private Equity Transaction in short- and medium-term interest bearing accounts at insured institutions and government-issued debt securities.  The value of these highly liquid investments is reported under “cash and cash equivalents” on the Company’s balance sheet.

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

The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three and nine months ended July 2, 2005 and June 26, 2004. The Company’s warranty policy provides for the replacement of defective parts when a customer’s return request is submitted and approved within 30 days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

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

Costs in Excess of Billings on Development Projects:    These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at July 2, 2005 were minimal and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:    These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at July 2, 2005 were approximately $1.1 million related to capitalized costs under the completed contract method of accounting, as described below.

Fair Value of Financial Instruments:    The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.9 million of the Company’s mortgage indebtedness at July 2, 2005 has an interest rate of 5.65% and is carried at its full value.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options.  SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25.  SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year.  The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.”   SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

Results of Operations

Three Months Ended July 2, 2005 Compared to Three Months Ended June 26, 2004

Net Revenue. Net revenue was $1.9 million for the third quarter of fiscal 2005 compared to $3.7 million for the same period of fiscal 2004. The sales for the third fiscal quarter of 2005 consisted of $1.4 million of MEMS-related business, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.2 million from leasing of space to tenants. The sales decline, as compared to the same quarter of fiscal 2004, was due to a decrease in the level of completed contracts in the MEMS-related portion of the business. The Company completed a development contract with L-3 to produce gyroscopes and accelerometers for use in inertial navigation for a value of $2.4 million in the third fiscal quarter of 2004. The Company’s contract activity, measured by the completed contracts plus the change in contract inventory, shows an increase for the third fiscal quarter of 2005 compared to the same quarter of last year. The Company’s contracts generally take more than one quarter to complete, thus the net revenue decrease is due to the timing of the contract completions. The net revenue for the fiscal 2004 period consisted of $3.3 million of MEMS, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants.

Gross Loss. Gross loss was $1.0 million or cost exceeded revenue by 53.6% for the third fiscal quarter of 2005 compared to a gross profit of $0.2 million or 4.2% of net revenue for the third fiscal quarter of 2004. The fiscal 2005 period saw the MEMS portion of the business generate a gross loss of $1.2 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The fiscal 2004 period saw the MEMS portion of the business generate a minimal gross loss, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The Company experienced a gross loss in the third quarter of fiscal 2005 due to the decline in revenue as compared to the same period of fiscal 2004, resulting in the under-absorption of the factory fixed costs (e.g,, depreciation, utilities). As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs. The Company had 126 production employees at the end of the third fiscal quarter of 2005 compared to 57 at the end of the same period of fiscal 2004.

Research and Development. Research and development (“R&D”) expense, as a percentage of net sales, was 1.8% for the third fiscal quarter of 2005 compared to 3.8% for the third quarter of fiscal 2004. R&D expense decreased as a percentage of sales in the third quarter of fiscal 2004 due to the decrease in R&D activities. R&D expenditures were approximately $0.1 million in the third fiscal quarter of 2005 compared to $0.2 million in the third quarter of fiscal 2004. The Company had four employees focused on the development of new products and manufacturing processes as of the end of both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”), as a percentage of net sales, was 23.7% for the third fiscal quarter of 2005 and 9.6% for the third quarter of fiscal 2004. SG&A expenses increased as a percentage of sales in the third quarter of fiscal 2005 due to the decrease in net revenue. Measured in dollars, SG&A expenditures were approximately $0.4 million for both the third fiscal quarter of 2004 and 2005. The Company had nine employees providing the services reported as SG&A as of the end of the third quarter of fiscal 2005 and seven as of the end of the same period of fiscal 2004. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.3 million for the third fiscal quarter of both 2005 and 2004. The interest expense is primarily associated with the Company’s property mortgage. This debt required interest-only monthly payments based upon a 12% annual interest rate. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Preferred Stock Dividends. Preferred stock dividends of $0.2 million were accrued in the third fiscal quarter of 2005 related to the Private Equity Transaction. A total of $3.6 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Nine Months Ended July 2, 2005 Compared to Nine Months Ended June 26, 2004

Net Revenue. Net revenue was $7.7 million for the first nine months of fiscal 2005 compared to $8.6 million for the nine months of fiscal 2004. The fiscal 2005 period sales were made up of $6.2 million of MEMS-related business, $1.1 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.4 million from leasing of space to tenants. The fiscal 2004 period revenue was made up of $7.3 million of MEMS-related business, $0.9 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.4 million from leasing of space to tenants. The main reason for the decrease in revenue in fiscal 2005 compared to 2004 is related to the MEMS portion of the business which completed three major contracts, defined as contracts exceeding $1.0 million, in the first nine months of fiscal 2004compared to one major contract in fiscal 2005. The Company’s contract activity, measured by the completed contracts plus the change in contract inventory, shows an increase for the first nine months of 2005 compared to the same period of last year. The Company’s contracts generally take more than one quarter to complete, thus the net revenue decrease is due to the timing of the contract completions. The Company completed one contract with L-3 Communications for $1.6 million in the first nine months of 2005. In the first nine months of fiscal 2004, the Company completed two contracts totaling $4.0 million with L-3 for its inertial navigation device and also completed a $1.1 million assistance agreement with the U.S. Defense Advanced Research Project Agency (“DARPA”) for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications.

Gross Loss. Gross loss was $1.3 million or cost exceeded revenue by 16.5% for the first nine months of fiscal 2005 compared to a gross loss of $0.6 million or costs in excess of revenue of 7.3% for the first nine months of fiscal 2004. The MEMS related business had a gross loss for the fiscal 2005 period of $1.9 million. Santa Barbara Tool and Die and IMT Analytical combined for a gross profit of $0.3 million and leasing of space to tenants had a gross profit of $0.3 million for the first nine months of fiscal 2005. The MEMS related business had a gross loss for the fiscal 2004 period of $1.1 million. The MEMS business gross loss included $0.1 million in amortization of employee stock incentives. Santa Barbara Tool and Die and IMT Analytical combined for a gross profit of $0.2 million and leasing of space to tenants had a gross profit of $0.3 million for the first nine months of fiscal 2004. The increase in gross loss in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 is due to the decrease in net revenue resulting in the under-absorption of the factory fixed costs (e.g,, depreciation, utilities). As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs.

Research and Development. R&D expense, as a percentage of net sales, was 2.0% for the first nine months of fiscal 2005 compared to 5.8% for the first nine months of fiscal 2004. R&D expense decreased as a percentage of sales in the third quarter of fiscal 2004 due to the decrease in R&D expenditures of approximately $0.3 million. The 2005 fiscal period incurred expenditures of approximately $0.2 million compared to $0.5 million for the same period of fiscal 2004. R&D expense included $0.1 million in amortization of employee stock incentives for the fiscal 2004 period. R&D expenditures reduced in fiscal 2005 as the efforts of the R&D employees were re-directed to support customer development projects.

Selling, General and Administrative Expenses.  Selling, general and administrative expense as a percentage of net sales was 16.6% for the first nine months of fiscal 2005 compared to 17.5% for the first nine months of fiscal 2004. Expenses in dollars were $1.3 million for the first nine months of fiscal 2005 compared to $1.5 million for the same period of fiscal 2004. The first nine months of fiscal 2004 included $0.2 million in expenses related to the settlement of the Company’s Professional Notes (see Note E – Debt of financial statements). The fiscal 2004 period expense also included $0.1 million in amortization of employee stock incentives. The Company had nine employees providing the services reported as SG&A as of the end of the third quarter of fiscal 2005 and seven as of the end of the same period of fiscal 2004. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense.  Interest expense was $0.9 million for the first nine months of both fiscal 2005 and fiscal 2004. The interest expense for both periods is primarily associated with the Company’s property mortgage. This debt required interest-only monthly payments based upon a 12% annual interest rate. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Preferred Stock Dividends.  Preferred stock dividends of $0.4 million were accrued in the first nine months of fiscal 2005 related to the Private Equity Transaction. A total of $3.6 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Liquidity and Capital Resources

On January 25, 2005, the Company privately sold equity securities to the Investor Group. The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, WRH, and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share.  The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay the Note due to L-3.  The remainder of the net proceeds will be used for general working capital needs and other corporate purposes.

The Company’s cash balance was $11.2 million at July 2, 2005 compared to $0.4 million at October 2, 2004. The increase in cash is primarily related to the Company’s $17.0 million private sale of equity completed on January 25, 2005, which resulted in net cash proceeds of

$15.7 million after associated expenses. Stockholders exercised warrants for the purchase of 16,437 common shares at $5.35 per share raising a total of $0.1 million. The Company used approximately $1.6 million of the net proceeds to repay the Note due to L-3.  The Company used $3.4 million cash from operations in the first nine months of fiscal 2005. The Company had $0.7 million in expenditures for capital equipment in the first nine months of fiscal 2005. On June, 30 2005, the Company secured a new mortgage, which provided net proceeds of approximately $9.7 million. The Company used $8.8 million of the proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes, $0.2 million was placed into escrow to be used for building improvements required by the agreement with the lender and the balance of $0.4 million will be used for general working capital needs and other corporate purposes.

The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2005, the Company plans to have approximately $1.0 million in capital expenditures. The Company’s profitability is heavily dependent upon its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis.

The Company had no purchase commitments associated with capital expenditures at July 2, 2005.

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

Off-Balance Sheet Arrangements

None.

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

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred net losses of $1.7 million and $3.4 million for the three and nine month periods ended July 2, 2005, respectively. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

The Company cannot satisfy its liquidity requirements without the infusion of capital, which may not be available on acceptable terms or at all.

Since emerging from bankruptcy, the Company’s principal sources of liquidity have been sales of equity securities and borrowing. On January 25, 2005, the Company sold equity securities in the Private Equity Transaction that yielded $17.0 million in gross proceeds and $15.7 million in net proceeds. The net proceeds to the Company were approximately $15.7 million. In exchange for the investment, the Investor Group received 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock. The Company also issued a warrant for the purchase of up to 113,333 shares of common stock to its financial advisor in the transaction. After applying approximately $1.6 million of the net proceeds to repay indebtedness to L-3, the Company intends to use the remainder of the net proceeds for general working capital needs and other corporate purposes. While the proceeds of the private placement along with funds from operations will satisfy the Company’s need for liquidity in the near future, unless the Company can achieve increased sales, it may need to seek additional equity or debt financing. These sources of financing may not be available on acceptable terms or at all.

On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The mortgage provided net proceeds to the Company of approximately $9.7 million. The Company used $8.8 million of the proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes, $0.2 million was placed into escrow to be used for building improvements required by the agreement with the lender and the balance of $0.4 million will be used for general working capital needs and other corporate purposes.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had $0.7 million in purchases of property, plant and equipment in the first nine months of 2005.  During fiscal 2005, the Company plans to make approximately

$1.0 million in purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances, including the $15.7 million net proceeds of the Private Equity Transaction, and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years.  There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company.  If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

A small group of stockholders holds most of the Company’s voting power.  Several of these holders are parties to a voting agreement giving them, as of January 25, 2005, control over approximately 60% of the Company’s voting stock.  The Company’s outstanding voting stock consists of 6,453,880 shares of common stock and 1,000,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Shares”).  The three beneficial holders of the Series A-1 Shares are entitled to an aggregate of 5,666,700 votes on all matters presented to the stockholders other than the election of directors, and are entitled, voting as a separate class, to elect three of the Company’s eight directors.  Accordingly, in matters other than the election of directors, the holders of Series A-1 Shares hold approximately 46.8% of the outstanding voting power.  L-3 holds common stock representing 13.0% of the Company’s outstanding voting power.  Under a Voting Agreement dated January 25, 2005, L-3 and certain members of management agreed to vote their shares with the Series A-1 shares on certain matters.  Because this group currently holds approximately 60% of the Company’s voting power it could determine the outcome in any matter presented to the stockholders.

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

Item 3.  Controls And Procedures

Evaluation of the disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer of the Company, have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934, as amended  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

 Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

4.3

Warrant Agreement between the Company and L-3 Communications Corporation, dated September 3, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 26, 2004).

4.4

Warrant Agreement between the Company and Stutman Treister & Glatt, Professional Corporation, dated September 30, 2003 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 26, 2004).

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

10.1	Promissory Note between Robin Hill Business Park, LLC, a subsidiary of the Company, and Morgan Stanley Mortgage Capital, Inc., dated as of June 30, 2005.

10.2	Deed of Trust and Security Agreement between Robin Hill Business Park, LLC, a subsidiary of the Company, and Morgan Stanley Mortgage Capital, Inc., dated as of June 30, 2005.

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE MICRO TECHNOLOGY, INC.

Dated: August 16, 2005	/s/John S. Foster
John S. Foster
On behalf of the Company and as
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2005	/s/Peter T. Altavilla
Peter T. Altavilla
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)