Form 10KSB
period 2005-10-01
INNOVATIVE MICRO TECHNOLOGY INC
filed 2005-12-23
CIK 6948

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2005

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

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The issuer’s revenues for its most recently completed fiscal year were $10,298,000

There is no public market for the registrant’s Common Stock. As of October 29, 2005, the aggregate book value of the registrant’s Common Stock held by non-affiliates was $2,599,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of December 22, 2005, there were 6,953,880 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this report.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Innovative Micro Technology, Inc (“the Company”) designs and manufactures MEMS devices. MEMS is an acronym for micro-electro-mechanical system. The Company’s headquarters are located in Goleta, California.

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

Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Future uses for MEMS devices are expected to be numerous, in that many small-scale mechanical systems such as electromagnetic relays, which today are built using assembly techniques, could be made using MEMS. In addition, many electrical systems may be replaced by MEMS. An example of this is optical fiber switching, used in telecommunications. MEMS versions of these switches are now beginning to find their way into the marketplace. Another example is components for wireless communication technology. High performance inductors, variable capacitors and transmit/receive switches could be replaced by MEMS devices at lower cost, using less space and providing higher performance. The Company’s business activity is at the product development phase for most of its customers. The Company has one customer’s product that is in low-volume production. The Company fabricates MEMS products on a six-inch silicon wafer which, depending upon the size of the individual part, is cut into multiple finished parts referred to as dies.

Other Lines of Business

The Company’s three additional lines of business are:  “Santa Barbara Tool & Die,” “IMT Analytical” and leasing of excess space in its owned facility under long-term lease contracts.

Santa Barbara Tool & Die is a precision machining and tooling service that provides customers with prototyping, development and production tool and die manufacturing. Santa Barbara Tool & Die’s technology permits high precision manufacturing of tooling, featuring electron-discharge machining (EDM), which includes metals and ceramics capabilities.

IMT Analytical is a precision semiconductor and MEMS analysis service provider. IMT Analytical’s laboratory technology includes electron microscopy in a variety of forms and a focused ion beam tool which can precisely make three-dimensional cuts in samples to reveal detailed information as to dimension, material makeup, and material crystal properties.

Santa Barbara Tool & Die and IMT Analytical are both strategic parts of the core company in that their services are used to make the core business more competitive, and both also provide service to outside customers using the portion of their capacity that is in excess of that required by the Company. In addition, the Company has approximately 51,000 square feet of building space available to lease. As of October 1, 2005, approximately 31,000 square feet were under long term lease arrangements with annual rental income of approximately $0.5 million. An existing tenant using a 3,000 square foot portion of the facility transitioned to a month to month rental basis as of November 3, 2005.

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

•        The Santa Barbara Tool & Die employees have extensive tool and die experience and the IMT Analytical employees are trained to operate sophisticated analytical tools.

As of October 1, 2005, the Company had 136 employees at its headquarters in Goleta, California.

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

Intellectual Property

The Company regards elements of its manufacturing processes, product designs and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and patent protection. The Company has filed 17 patent applications with the United States Patent Office since January 2000, and more are in preparation related to the MEMS business. Seven of these patents have been issued by the U.S. Patent Office to the Company.

The Company believes that its success depends on the innovative skills and technological competence of its employees and upon proper protection of its intellectual properties. The Company has, from time to time, been notified of claims that it may be infringing on patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents that it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities or to suspend the manufacture of the products using the patented invention.

In the future, the Company may face costly damages or litigation costs if a third party claims that the Company infringed on its intellectual property. Advanced technology products such as the Company’s are increasingly subject to third-party infringement claims. In addition, former employers of the Company’s current and future employees may assert that its employees have disclosed confidential or proprietary information to the Company. Any of these claims, even if they are without merit, could be expensive and time consuming to defend.

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

Research and Development

Research and development expenses (“R&D”) were $0.2 million in fiscal 2005 compared to $0.5 million in fiscal 2004. The R&D expenses represented 2.1% and 5.2% of net revenue in fiscal 2005 and 2004, respectively.

R&D expenditures for the Company focus on development of new MEMS devices and the associated production processes for the telecommunication, inertial navigation, wireless communication, and the biomedical product areas. The reduction in R&D expenditures in fiscal 2005 compared to fiscal 2004 was due to the transfer of a portion of the groups effort in fiscal 2005 to support customer projects. R&D expenditures are expected to grow as the Company continues to diversify into new product areas. The Company had two employees focused on the development of new products and manufacturing processes at the end of fiscal 2005 compared to four at the end of fiscal 2004.

Vendors

The Company purchases materials from a variety of vendors, including providers of manufacturing supplies, office supplies, and raw materials. The Company is not solely dependent on any of its vendors, and in the majority of the cases there is a general market for the required products.

Industry Segments

The Company analyzes its business results based on its four lines of business:  MEMS, Santa Barbara Tool & Die, IMT Analytical and Rental Income. The following table shows the percentages of revenue from each segment during both fiscal 2005 and fiscal 2004.

Revenue by Segment

	For the Periods:
	Year Ended	Year Ended
	October 1,	October 2,
(As a percentage of revenue)	2005	2004
MEMS	81%	82%
Santa Barbara Tool & Die	13%	12%
IMT Analytical	1%	1%
Rental Income	5%	5%
Total	100%	100%

Customers

The Company’s customers are in four categories representing its four business segments: MEMS and wafer customers, machine shop tool and die customers, tenants of excess building space and analytical lab service customers.

The MEMS business customers are in the inertial navigation, telecommunication, RF wireless, and the biomedical industries. Inertial navigation MEMS refers to MEMS gyroscopes and accelerometers. The Company has been a subcontractor to L-3 Communications Corporation (“L-3”) to produce gyroscopes and accelerometers for use in inertial navigation. At the end of fiscal 2005, L-3 cancelled its most recent contract with the Company, because L-3’s contract with the Army for the production of gyroscopes and accelerometers for use in inertial navigation was cancelled. On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note (the “Note”) in the original principal amount of $1.5 million with L-3, a principal stockholder of the Company. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds from its $17.0 million private equity sale to an investor group, consisting of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (together the “Investor Group”), to repay the Note, including all accrued interest. The Company’s revenue derived from Customer A was for the manufacture of a display used in small electronic devices, which was completed in the fourth quarter of fiscal 2005. The Company’s revenue derived from Customer B was for the development of a telecommunications switch. The Company leases approximately 34,000 square feet of excess space within its owned facility to tenants under long-term contracts, of which OCCAM Networks, Inc., an unrelated party, leases approximately 31,000 square feet. The Company’s revenue derived from Marubeni was for the development of a telecommunications switch, which was completed in the third quarter of fiscal 2005. Biomedical MEMS includes the Company’s assistance agreement from the U.S. Defense Advanced Research Project Agency (“DARPA”) for prototype development for rapid and efficient isolation of human hematopoietic stem cells for medical and defense applications. The Company finished Phase I of its DARPA assistance agreement in fiscal 2004 and is currently under agreement for Phase II of the project. The Company’s revenue derived from Galaxy Scientific Corp. was funded by a contract from the U.S. Army to support the development of the inertial navigation device that the Company was developing for L-3. The Galaxy contract was completed in the first quarter of fiscal 2004. The Company currently has contracts with customers in the RF wireless industry, which includes RF switching and phase-shifting electronics. The Company’s revenue by significant customer for both fiscal 2005 and fiscal 2004 are displayed on the following chart.

Revenue by Customer	For the Periods:
	Year Ended	Year Ended
	October 1,	October 2,
(As a percentage of revenue)	2005	2004
L-3	18%	40%
Customer A	13%	0%
Customer B	11%	3%
OCCAM Networks, Inc.	5%	5%
Marubeni Solutions	3%	4%
DARPA assistance agreement	0%	11%
Galaxy Scientific	0%	1%
Spectra	0%	1%
All Others	50%	35%
Total	100%	100%

The Company’s products and services are sold in the United States, Canada and Japan by its direct sales personnel.

Government Approval

The Company is a subcontractor to DARPA and L-3 in certain long-term contracts. At the end of fiscal 2005, L-3 cancelled its most recent contract with the Company, because L-3’s contract with the Army for the production of gyroscopes and accelerometers for use in inertial navigation was cancelled.  However, the Company has a long-term contract directly with the Army for the production of gyroscopes and accelerometers for use in inertial navigation. The Company’s status as a subcontractor, and the products it produces in that capacity, are subject to substantial government regulation and continuing agency approval.

Competition

The Company competes with other independent MEMS manufacturers. They are generally private entities, and information about their financial status is unavailable to the Company. The names of some of these firms are Micralyne, Colibrys, Applied MEMS, Tronics, XFab and Issys. One publicly held company that directly competes is MEMScap. Some of these companies operate wafer fabrication (“wafer fab”) facilities using a four-inch diameter wafer compared to the six-inch format used by the Company. The larger wafer used by the Company has approximately twice the physical useable area, which provides approximately twice as many die per wafer compared to the smaller four-inch wafer. This feature provides the Company with certain cost advantages.

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

The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other similar proceedings could arise in the future. In fiscal 2002, the Company was advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California. The EPA alleges that the Company, along with a number of other companies, provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. If these legal defenses are unsuccessful, the Company could be required to pay an amount of less than $0.1 million. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds (“VOCs”) at a former site leased by the Company in Goleta, California under an order of the California Regional Water Quality Control Board (“CRWQCB”). VOC contamination at the site has been reduced and the Company does not expect future expenditures related to the site to be material.

In fiscal 2003, the Company sold its Hollister facility. The environmental testing performed by the Company in support of this sale determined that the soil at that site showed no metal or VOC contamination. However, ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The Company has been asked by the CRWQCB to submit semi-annual sample results from its well. One property adjacent to the site is conducting a remediation project on its site for this same VOC and the CRWQCB required this property to place monitoring wells between the two properties. Their testing detected the presence of breakdown products of the same VOC. The owners of the adjacent property have been asked to conduct semi-annual sampling of the wells. A second property adjacent to the site is conducting site characterization under the guidance of the CRWQCB related to the same VOC found on the Company’s site. In the fourth fiscal quarter of 2004, the CRWQCB issued a letter to the Company indicating that their investigation of the adjacent properties led them to the conclusion that the VOC present on the site was the Company’s responsibility. The CRWQCB has requested that the Company continue to submit results from the semi-annual monitoring of its well. The Company is unable to make a determination of potential future costs for this situation. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property. The Company’s accumulated cost to date for these matters related to the Hollister facility has been less than $0.1 million.

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

Executive Officers of the Registrant

The following table sets forth information as to the name, age, and office(s) held by each executive officer of the Company as of December 16, 2005:

Name	Age	Position or Office
Dr. John S. Foster	47	Chief Executive Officer and Chairman of the Board
Peter T. Altavilla	52	Chief Financial Officer, Corporate Controller and Secretary

Dr. Foster has over 18 years of experience in technology and operations management. He joined the Company in 1993. He has held a variety of senior management positions including two years as the Company’s Managing Director of its former operation in Penang, Malaysia and as the Vice President of Worldwide Operations. Dr. Foster holds a doctorate in Applied Physics from Stanford University. He was elected to the position of Chief Executive Officer of the Company on November 16, 2001 and to the position of Chairman of the Board on November 19, 2001.

Mr. Altavilla has been employed by the Company since 1987. He served as Assistant Controller until August 1, 1994, when he was elected to the position of Corporate Controller. Mr. Altavilla was elected Secretary on February 9, 1996. He was elected to the position of Chief Financial Officer of the Company on November 16, 2001.

ITEM 2.                DESCRIPTION OF PROPERTY

The Company owns its headquarters, office, plant and warehouse located in Goleta, California. The facility, used for marketing, manufacturing and engineering, is 130,000 square feet, and includes a 30,000 square foot wafer fabrication plant.

At the end of the third fiscal quarter, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65% associated with this property. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. Related to this transaction, the Company created Robin Hill Business Park LLC (“RHBP”) as a wholly owned subsidiary. The Company transferred the mortgaged property to RHBP and this same entity entered into the loan agreement with the lender. The lender required this structure in order for the Company to secure the loan.

As of October 1, 2005, approximately 31,000 square feet of this facility were under long term lease arrangements with annual rental income of approximately $0.5 million. An existing tenant using a 3,000 square foot portion of the facility transitioned to a month to month rental basis as of November 3, 2005.

The Company believes its existing manufacturing facilities are in good repair and adequate to support customer requirements during fiscal 2006.

ITEM 3.                LEGAL PROCEEDINGS

The Company is involved in ongoing compliance activities with local environmental agencies. See “Item 1—Description of Business—Environmental Compliance.”

Neal Feay Company (“Neal Feay”), a neighbor of the Company’s former 6300 Hollister facility, filed an environmental related complaint against the Company and several other neighboring properties in August 2004, in the Superior Court of the State of California, County of Santa Barbara, Anacapa Division, The claim stems from environmental monitoring activity that the claimant was caused to perform by the California Regional Water Quality Control Board (RWQCB). The Company believes that the Neal Feay complaint is an attempt to avoid or minimize its alleged liability associated with responding to soil and groundwater contamination orders from the California Regional Water Quality Control Board. The Company, along with other defendants, has filed a cross-complaint against Neal Feay. The Company’s cross-complaint alleges that Neal Feay’s criminal discharge of hazardous wastes into the city sewer system led to the contamination of the site formerly owned by the Company. The Company seeks damages for lost property value as a result of Neal Feay’s criminal conduct. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property, including legal defense, and the insurer has accepted the claim. The current status of the case is that it has been stayed by the Court and the Court has found that the RWQCB has primary jurisdiction in this matter. The Company continues to attend Case Management Conferences, as required by the Court. The next Case Management Conference is schedule for February 2006.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is not traded on any exchange or quoted on NASDAQ.

As of December 16, 2005, there were approximately 972 holders of record of the Company’s Common Stock.

The Company has not paid dividends at any time since its emergence from Chapter 11. Because the Company is not yet profitable and because it intends to reinvest any earnings in the expansion of its business, the Company does not expect to pay dividends on its Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities

None.

For information related to securities authorized for issuance under the Company’s equity compensation plans, refer to item 11 below.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements provided in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended October 1, 2005	Year Ended October 2, 2004
	(In thousands, except per share and employment amounts)
OPERATIONS
Net revenue	$10,298	$10,114
Gross Loss	(1,809)	(879)
Research and development	217	530
Selling, general and administrative	1,753	1,790
Interest expense	(1,005)	(1,159)
Other income, net	31	103
Net loss available to common stockholders	$(5,206)	$(4,264)
Loss per common share—basic and diluted	$(.48)	$(.62)
Weighted average number of common shares outstanding—basic and diluted	10,838	6,888
BALANCE SHEET
Working capital (deficit)	$9,082	$(2,746)
Total assets	29,337	19,499
Long term debt, net of current portion	9,622	9,112
Shareholders’ equity	3,017	5,524
OTHER DATA
Period-end employment	136	72

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors Affecting Our Business” and elsewhere in this report.

Overview

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, upon emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company has incurred substantial cumulative losses since its emergence from bankruptcy, including a net loss of $4.6 million for the fiscal year ended October 1, 2005. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve and sustain profitability. In order to fund that growth, on January 25, 2005, the Investor Group invested a total of $17.0 million in the Company in a private placement of equity securities. The net proceeds to the Company were approximately $16.0 million. In exchange for the investment, the Investor Group received 1,000,000 shares of Series A redeemable preferred stock (“Series A”), 1,000,000 shares of Series A-1 convertible preferred stock (“Series A-1”) and a warrant for the purchase of up to 500,000 shares of common stock. The Company used approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds are being used for general working capital needs and other corporate purposes.

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

Annual Results of Operations

The following table sets forth certain consolidated financial data for the Company for the last two fiscal years and provides a presentation of this information as a percentage of net revenue.

	Year Ended: October 1, 2005		Year Ended: October 2, 2004
		% of Revenue		% of Revenue
	(in thousands except % of revenue)
Net revenue
MEMS and other	$9,745	94.6%	$9,579	94.7%
Rental income	553	5.4%	535	5.3%
Total	10,298	100.0%	10,114	100.0%
Cost of revenue
MEMS and other	11,967	116.2%	10,858	107.4%
Rental income	140	1.4%	135	1.3%
Total	12,107	117.6%	10,993	108.7%
Gross loss	(1,809)	(17.6)%	(879)	(8.7)%
Research and development	217	2. %	530	5.2%
Selling, general andadministrative	1,753	17.0%	1,790	17.7%
Loss from operations	(3,779)	(36.7)%	(3,199)	(31.6)%
Interest income	211	2.0%	4	0.0%
Interest expense	(1,005)	(9.8)%	(1,159)	(11.5)%
Other income, net	31	0.3%	103	1.0%
Other expense	(763)	(7.5)%	(1,052)	(10.4)%
Loss before income taxes	(4,542)	(44.2)%	(4,251)	(42.0)%
Provision for income taxes	21	0.2%	13	0.2%
Net loss	$(4,563)	(44.4%	$(4,264)	(42.2)%
Preferred stock dividends	(643)	(6.2)%	—	0%
Net loss available to common stockholders	$(5,206)	(50.6)%	$(4,264)	(42.2)%

Net Revenue:   Net revenue increased slightly to $10.3 million in fiscal 2005 compared to net revenue of $10.1 million in fiscal 2004. The revenue increase was due to growth in revenue for the Santa Barbara Tool & Die, and Rental Income portions of the business, while the MEMS portion of the business was basically flat year to year with revenue of $8.3 million for both fiscal 2005 and fiscal 2004. The Company has added new MEMS customers through its marketing efforts and believes it will see a resulting growth in future revenue. Santa Barbara Tool & Die revenue increased to $1.3 million in fiscal 2005, compared to $1.2 million in fiscal 2004. The increase in net revenue for Santa Barbara Tool & Die is due to a combination of unit shipments increase and addition of customers. IMT Analytical had revenue of $0.1 million for both fiscal 2005 and fiscal 2004. Rental Income generated $0.6 million of revenue in fiscal 2005 compared to $0.5 million in fiscal 2004. The increase in Rental Income is from an increase in unit price for the square footage occupied by the tenants due to the cost of living adjustments provided for in the contracts. The Company expects its revenue to grow, but it is uncertain of the future growth rate.

Gross Loss:   Gross loss, which is the amount by which costs of revenue exceeded revenue, was $1.8 million or 17.6% of revenue for fiscal 2005 compared to $0.9 million or 8.7% of revenue for fiscal 2004. The Company has more than doubled its production employee headcount in fiscal 2005 compared to fiscal 2004 in order to prepare for volume production on one of its customer’s products, which is anticipated to occur in fiscal 2006. As the Company migrates toward high volume production it expects to be able to increase the absorption of its fixed costs (e.g. depreciation and utilities). The MEMS portion of the business had a gross loss of $2.7 million or a negative 32.6% in fiscal 2004 and a $1.6 million gross loss or a negative 18.8% in fiscal 2004. Santa Barbara Tool & Die had a $0.3 million gross profit in fiscal 2005 compared to $0.2 million in fiscal 2004. IMT Analytical generated a $0.2 million gross profit in fiscal 2005 and $0.1 million of gross profit in fiscal 2004. Rental Income generated a gross profit of $0.4 million in both fiscal 2005 and fiscal 2004. The Company had 125 production employees at the end of fiscal 2005, compared to 61 at the end of fiscal 2004.

Research and Development:   Research and development expenses (“R&D”) were $0.2 million in fiscal 2005 compared to $0.5 million in fiscal 2004. The R&D expenses represented 2.1% and 5.2% of net revenue in fiscal 2005 and 2004, respectively.

R&D expenditures for the Company focus on development of new MEMS devices and the associated production processes for the telecommunication, inertial navigation, wireless communication, and the biomedical product areas. The reduction in R&D expenditures in fiscal 2005 compared to fiscal 2004 was due to the transfer of a portion of the group’s effort in fiscal 2005 to support customer projects. R&D expenditures are expected to grow as the Company continues to diversify into new product areas. The Company had two employees focused on the development of new products and manufacturing processes at the end of fiscal 2005 compared to four at the end of fiscal 2004.

Selling, General and Administrative Expenses:   Selling, general and administrative (“SG&A”) expenses were $1.8 million in both fiscal 2005 and fiscal 2004. SG&A expenses included $0.1 million in bad debt expenses in fiscal 2005 and $0.1 million in amortization of employee stock incentives in fiscal 2004.

The total SG&A expenses decreased as a percentage of revenue from 17.7% to 17.0%, respectively, for such periods. The Company currently has nine employees providing the services reported as SG&A compared to seven at the end of fiscal 2004.

Interest Expense:   Interest expense was $1.0 million and $1.2 million in fiscal 2005 and 2004, respectively.  At the end of the third fiscal quarter of 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Other Income.   The Company recognized minimal other income in fiscal 2005 compared to $0.1 million in fiscal 2004, which was the result of the receipt of a final payment associated with the sale of a minority ownership position in Magnetic Data Technologies, LLC, a former subsidiary of the Company.

Provision for Income Taxes:   The fiscal 2005 and 2004 provision for income taxes included minimum state income taxes.

Due to the change in control as a result of the bankruptcy, the Company may not be able to receive the full benefit from net operating loss carryforwards accumulated prior to the bankruptcy. Portions of the Company’s pre-bankruptcy tax losses, however, may be eligible for use in future periods. The Company is currently evaluating these amounts. From the commencement of the Chapter 11 Reorganization through October 1, 2005, the Company has accumulated net operating loss carryforwards of approximately $40.9 million for federal tax purposes and $20.4 million for state tax purposes. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards expire in varying amounts beginning in 2021 for federal purposes and 2011 for state purposes. At October 1, 2005, all identified deferred tax assets are offset by a valuation allowance due to the uncertainty of future realization of those additional operating loss carryforwards; therefore, recognizing any additional operating loss carryforwards would not result in a benefit in the provision for income taxes.

If future taxable income enables the Company to realize its deferred tax assets, the valuation allowance will be reversed in whole or in part, and the Company will recognize an income tax benefit.

Off Balance Sheet Arrangements

None.

Backlog and Billings

As of October 1, 2005, the Company had $4.4 million in sales order backlog and $6.3 million in billings on uncompleted contracts. These amounts are substantially related to contracts the Company has with Customer B and DARPA. The Company’s development project with DARPA had $2.7 million in billings and $2.4 million in capitalized costs resulting in $0.3 million in billings in excess of costs. The Company’s development project with Simpler Networks, had $2.6 million in billings and $2.5 million in capitalized costs resulting in $0.1 million in billings in excess of costs. The Company expects to complete the Customer B contract for a value of $2.8 million in its first fiscal quarter of 2006. The Company presents the billings in excess of costs on uncompleted contracts as a net figure in accordance with ARB45.

At October 2, 2004, the Company had $2.9 million in sales order backlog and $4.1 million in billings on uncompleted contracts. These amounts were substantially related to contracts the Company had with L-3 and DARPA. The Company’s development project with DARPA had $0.9 million in billings and $0.8 million in capitalized costs resulting in $0.1 million in billings in excess of costs. The Company’s development project with L-3 had $1.6 million in billings and $0.9 million in capitalized costs resulting in $0.7 million in billings in excess of costs. The Company completed the L-3 contract for a value of $1.6 million in its first fiscal quarter of 2005.

Liquidity and Capital Resources

The Company’s principal funding need is for working capital to fund continuing operations, research and development and expansion of the business. The Company expects to meet the needs for liquidity during fiscal 2006 with funds from operations. The Company’s ability to generate revenue from operations in the future will depend heavily on its ability to achieve volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to its production goals, there can be no assurances that the Company will achieve planned production levels. Accordingly, in the future, the Company may need to obtain additional funds for operations by the sale of equity securities or borrowing, but it can give no assurance that debt or equity financing will be available on terms that are acceptable to the Company, or at all.

The Company’s cash balance was $9.3 million at October 1, 2005 compared to $0.4 million at October 2, 2004. The increase in cash was primarily due to the private placement of equity securities by the Company with the Investor Group for a total of $17.0 million, which was completed on January 25, 2005. The net proceeds to the Company were approximately $15.7 million. In exchange for the investment, the Investor Group received 1,000,000 shares of Series A, 1,000,000 shares of Series A-1 and a warrant for the purchase of up to 500,000 shares of common stock. The Company used approximately $1.6 million of the net proceeds to pay off the Note due to L-3. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65% and used the net proceeds of approximately $9.7 million to pay off its original mortgage of approximately $8.8 million and delinquent property taxes of approximately $0.3 million, which provided the Company with a net increase in cash of approximately $0.6 million. Investors of the Company exercised warrants in the second fiscal quarter of 2005, which resulted in an increase in cash for the Company of approximately $0.1 million. The investment and mortgage proceeds were offset by the use of cash by operations of $5.0 million and the use of $0.9 million for the purchase of capital equipment.

At the end of the third fiscal quarter, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. Related to this transaction, the Company created Robin Hill Business Park LLC (“RHBP”) as a wholly owned subsidiary. The Company transferred the mortgaged property to RHBP and this same entity entered into the loan agreement with the lender. The lender required this structure in order for the Company to secure the loan.

The MEMS industry is capital intensive and requires expenditures for manufacturing equipment and research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2006, the Company plans approximately $3.5 million in capital expenditures primarily to continue development and production of new MEMS technologies and products and to increase overall production capacity. The Company plans to pursue lease financing in fiscal 2006 to support the purchase of its capital equipment requirements. Capital equipment purchase commitments were approximately $0.4 million at October 1, 2005. If the Company is unable to achieve its production goals or obtain additional financing on acceptable terms, on a timely basis, there will be a material adverse effect on the Company’s financial condition and competitive position.

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, upon emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $4.6 million for the fiscal year ended October 1, 2005 and has incurred substantial cumulative losses since its emergence from bankruptcy. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. The Company expects its revenue to grow, but it is uncertain of the future growth rate.

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

The Company believes it conducts its business in a manner that complies with environmental laws and regulations. While the Company’s known environmental liabilities have largely been resolved and are not, either individually or taken together, material to its business and financial condition, there can be no assurance that material environmental claims will not arise in the future. If such claims arise, they could be extremely expensive to contest or to resolve if the Company is found responsible and does not have applicable insurance coverage, which would result in material harm to its business. See “Item 1. Business-Environmental Compliance.”

Purchase commitments associated with capital expenditures were approximately $0.4 million at October 1, 2005

The Company has no leases under which it is the lessee.

The Company is required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act during its fiscal year ending September 30, 2007. This process will involve the design, documentation and testing of the company’s internal financial reporting controls. The ultimate cost of this process cannot be determined at this time.

The following summarizes the Company’s significant contractual obligations at October 1, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	(in thousands)
Significant Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Property mortgage principal	$9,843	$221	$477	$537	$8,608
Property mortgage interest	$4,897	$557	$1,079	$1,019	$2,242
Purchase Commitments	$356	$356	$—	$—	$—
Total	$15,096	$1,134	$1,556	$1,556	$10,850

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

Revenue Recognition and Warranty Policies:   The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete and the revenue is recognized after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in fiscal 2005 or 2004. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date. To date, warranty costs have not been significant.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on its financial statements.

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

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, upon emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $4.6 million for the year ended

October 1, 2005. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. The Company expects its revenue to grow, but it is uncertain of the future growth rate.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had $0.9 million in purchases of property, plant and equipment in fiscal 2005. During fiscal 2006, the Company plans to make approximately $3.5 million in purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, existing cash balances, including the $15.7 million net proceeds of the Private Equity Transaction, and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

The Company has high fixed costs and excess capacity due to its current low production volumes.

The fixed costs of operating and maintaining the Company’s 30,000 square foot wafer fabrication facility and other elements of its production capacity are high. Most of its current production consists of prototypes and new product development. These are low-volume projects, which leave the Company’s facilities underutilized and unable to absorb all of its fixed costs. As a result the Company experiences operating losses. The Company plans to shift from low-volume production and development orders to high-volume production for its customers as their development programs mature into production contracts, which will make fuller use of the Company’s excess capacity. However, making this shift depends on the success of the Company’s engineers in developing efficient high-volume production technology, the success of its customers in developing marketable uses for MEMS technology, and the general growth and acceptance of MEMS technology. If the Company cannot successfully make the transition to high-volume production, it will continue to experience losses and suffer material harm to its operating results and liquidity.

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

There has not been a public market for the Company’s common stock since January, 2000. The Company’s outstanding common stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market or quotation on the Nasdaq. The Company believes that an effort to list it’s stock would be unsuccessful until the Company’s financial performance improves. Even if eventually listed, it is likely that the stock would initially be thinly traded. The Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. A thin trading market in the Company’s stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

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

A small group of stockholders holds most of the Company’s voting power. Several of these holders are parties to a voting agreement giving them, as of January 25, 2005, control over approximately 60% of the Company’s voting stock. The Company’s outstanding voting stock consists of 6,453,880 shares of common stock and 1,000,000 shares of Series A-1. The three beneficial holders of the Series A-1 shares are entitled to an aggregate of 5,666,700 votes on all matters presented to the stockholders other than the election of directors, and are entitled, voting as a separate class, to elect three of the Company’s eight directors. Accordingly, in matters other than the election of directors, the holders of Series A-1 shares hold approximately 46.8% of the outstanding voting power. L-3 holds common stock representing 13.0% of the Company’s outstanding voting power. Under a Voting Agreement dated January 25, 2005, L-3 and certain members of management agreed to vote their shares with the Series A-1 shares on certain matters. Because this group currently holds approximately 60% of the Company’s voting power it could determine the outcome in any matter presented to the stockholders.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of the Company’s internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement will first apply to the Company’s annual report for the period ending September 30, 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. The Company may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, the attestation process by the Company’s independent registered public accountants is new and the Company may encounter problems or delays in completing the implementation and requested improvements and receiving an attestation of the assessment by its independent registered public accountants. If the Company cannot assess its internal control over financial reporting as effective, or the Company’s independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence may be negatively impacted.

ITEM 7.                CONSOLIDATED FINANCIAL STATEMENTS.

Refer to consolidated financial statements found at pages F-1 through F-26.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.        CONTROLS AND PROCEDURES

Evaluation of the disclosure controls and procedures.   Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer of the Company, have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal controls over financial reporting.   The Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ITEM 8B.       OTHER INFORMATION

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended October 1, 2005.

ITEM 10.         EXECUTIVE COMPENSATION

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended October 1, 2005.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended October 1, 2005.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended October 1, 2005.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended October 1, 2005.

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
10.11

Stock Purchase Agreement between the Company and L-3 Communications Corporation, dated September 3, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 2, 2004).

10.12

Letter Agreement between Stutman Treister & Glatt, Professional Corporation, Houlihan Lokey Howard & Zukin, O’Melveny & Myers LLP, Sheppard Mullin Richter & Hampton LLP and the Company for the settlement of the Professional Persons Notes, dated as of September 22, 2003.

10.13

Promissory Note dated March 15, 2004 by Innovative Micro Technology in favor of L-3 Communications Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on March 30, 2004).

10.14

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

10.16

Deed of Trust and Security Agreement between Robin Hill Business Park, LLC, a subsidiary of the Company, and Morgan Stanley Mortgage Capital, Inc., dated as of June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-QSB filed on August 16, 2005).

10.17

Promissory Note between Robin Hill Business Park, LLC, a subsidiary of the Company, and Morgan Stanley Mortgage Capital, Inc., dated as of June 30, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-QSB filed on August 16, 2005).

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
Dr. John S. Foster
Chairman and Chief Executive Officer, Principal Executive Officer
Date: December 23, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN S. FOSTER	By:	/s/ PETER T. ALTAVILLA
	Dr. John S. Foster		Peter T. Altavilla
	Chairman and Chief Executive Officer, Principal Executive Officer		Chief Financial Officer, Corporate Controller and Secretary, Principal Financial Officer
	Date: December 23, 2005		Date: December 23, 2005
By:	/s/ SCOTT AVILA	By:	/s/ JOSE SUAREZ
	Scott Avila		Jose F. Suarez
	Director		Director
	Date: December 23, 2005		Date: December 23, 2005
By:	/s/ MALCOLM CURRIE	By:	/s/ BARRY WAITE
	Dr. Malcolm Currie		Barry Waite
	Director		Director
	Date: December 23, 2005		Date: December 23, 2005
By:	/s/ CALVIN QUATE	By:	/s/ JILL WITTELS
	Dr. Calvin Quate		Dr. Jill Wittels
	Director		Director
	Date: December 23, 2005		Date: December 23, 2005
By:	/s/ ERIC M. SIGLER
Eric M. Sigler
Director
Date: December 23, 2005

Innovative Micro Technology, Inc.

ITEM 7.                CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Innovative Micro Technology, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Micro Technology, Inc. as of October 1, 2005, and the related consolidated statements of operations, consolidated shareholders’ equity, and consolidated cash flows for the years ended October 1, 2005 and October 2, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Micro Technology, Inc. as of October 1, 2005, and the results of its consolidated operations and its consolidated cash flows for the years ended October 1, 2005 and October 2, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California

November 23, 2005

Innovative Micro Technology, Inc.
CONSOLIDATED BALANCE SHEET
(In thousands, except share and par value data)

As of
October 1, 2005
ASSETS
Current assets:
Cash	$9,321
Accounts receivable, net of allowance for doubtful accounts of $34	2,106
Costs in excess of billings on development projects	45
Costs in excess of billings on development projects- related party	24
Prepaid expenses and other	525
Total current assets	12,021
Property, plant and equipment, at cost:
Land	8,750
Buildings	9,451
Manufacturing equipment	3,080
Total property, plant and equipment, at cost	21,281
Less-accumulated depreciation and amortization	(4,376)
Total property, plant and equipment	16,905
Other assets	411
Total assets	$29,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$221
Accounts payable	627
Accrued payroll and benefits	1,004
Accrued audit and legal	87
Billings in excess of costs for development projects	852
Other current liabilities	148
Total current liabilities	2,939
Long-term debt	9,622
Other long-term liabilities	48
Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A redeemable preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $14,621, including accrued and unpaid dividends of $454)	13,711
Shareholders’ equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A-1 convertible preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $2,833)	2,614
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,953,880 shares issued and outstanding at October 1, 2005	1
Paid-in capital	23,141
Accumulated deficit	(22,739)
Total shareholders’ equity	3,017
Total liabilities and shareholders’ equity	$29,337

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended	Year Ended
	October 1,	October 2,
	2005	2004
Net revenue
MEMS and Other	$9,745	$9,579
Rental income	553	535
Total	10,298	10,114
Cost of revenues
Cost of MEMS and Other revenue (including stock-based compensation of $47 for the year ended October 2, 2004)	11,967	10,858
Expenses applicable to rental income	140	135
Total	12,107	10,993
Gross loss	(1,809)	(879)
Research and development expenses (including stock-based compensation of $40 for the year ended October 2, 2004)	217	530
Selling, general and administrative expenses (including stock-based compensation of $70 for the year ended October 2, 2004)	1,753	1,790
Loss from operations	(3,779)	(3,199)
Interest income	211	4
Interest expense	(1,005)	(1,159)
Other income, net	31	103
Other expense	(763)	(1,052)
Loss before provision for income taxes	(4,542)	(4,251)
Provision for income taxes	21	13
Net loss	(4,563)	(4,264)
Preferred stock dividends	(643)	—
Net loss available to common stockholders	$(5,206)	$(4,264)
Net loss per share:
Loss per common share—basic and diluted	$(0.48)	$(0.62)
Weighted average number of common shares outstanding:
Common shares—basic and diluted	10,838	6,888

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Restricted Stock	Shareholders’ Equity
Balance, September 27, 2003	6,152,498	$1		$—	$19,202	$(13,269)	$(157)	$5,777
Private equity sale	167,000				894			894
Cancellation of shares	(168)							—
Conversion of professional notes payable to common stock	368,113				2,960			2,960
Amortization and deemed issuance of restricted stock	250,000						157	157
Net loss						(4,264)		(4,264)
Balance, October 2, 2004	6,937,443	1		—	23,056	(17,533)	—	5,524
Exercise of warrants to purchase common stock	16,437				85			85
Sale of convertible preferred stock			1,000,000	2,614				2,614
Preferred stock dividends						(643)		(643)
Net loss						(4,563)		(4,563)
Balance, October 1, 2005	6,953,880	$1	1,000,000	$2,614	$23,141	$(22,739)	$—	$3,017

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended	Twelve Months Ended
	October 1, 2005	October 2, 2004
Cash Flows from Operating Activities:
Net loss	$(4,563)	$(4,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213	1,155
Loss on disposal of property, plant and equipment	4	—
Employee restricted stock amortization	—	157
Induced conversion of professional notes	—	203
Non-cash interest	—	574
Changes in assets and liabilities:
Accounts receivable	(947)	(525)
Accounts receivable—related party	128	308
Costs in excess of billings on development projects	(12)	(33)
Costs in excess of billings on development projects—related party	(24)	—
Prepaid expenses and other	(247)	(6)
Other assets	(118)	155
Accounts payable	(156)	156
Accrued payroll and benefits	428	190
Accrued property taxes	(34)	1
Accrued audit and legal	(46)	79
Billings in excess of costs for development projects	257	289
Billings in excess of costs for development projects—related party	(693)	157
Other current liabilities	(123)	(392)
Other long-term liabilities	(42)	(42)
Net cash used in operating activities	(4,975)	(1,838)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(943)	(14)
Net cash used in investing activities	(943)	(14)
Cash Flows from Financing Activities:
Proceeds from sale of redeemable preferred stock	17,000	—
Proceeds from sale of common stock	88	894
Equity issuance costs	(1,321)	—
Proceeds from loan	9,895	1,500
Repayment of debt	(10,852)	(2,576)
Net cash provided by (used in) financing activities	14,810	(182)
Net increase (decrease) in cash	8,892	(2,034)
Cash at beginning of year	429	2,463
Cash at end of year	$9,321	$429
Supplemental Cash Flow Data:
Interest paid	$1,000	$1,113
Income taxes paid	$27	$25
Supplemental disclosure on non-cash financing activity:
Conversion of professional notes payable to common stock	$—	$2,757

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Innovative Micro Technology, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s three additional lines of business are:  “Santa Barbara Tool & Die,” “IMT Analytical” and leasing of excess space in its owned facility under long-term lease contracts. Santa Barbara Tool & Die’s technology permits high precision manufacturing of tooling, and the business features electron-discharge machining (EDM) which includes metals and ceramics capabilities. IMT Analytical’s laboratory technology includes electron microscopy in a variety of forms and features operation of a focused ion beam tool which can precisely make three-dimensional cuts in samples and reveal detailed information as to dimension, material makeup, and material crystal properties. Santa Barbara Tool & Die and IMT Analytical are strategic parts of the core company in that their services are used to make the core business more competitive; and both use the capacity that exceeds internal Company needs to provide services to outside customers. In addition, the Company has approximately 51,000 square feet of building space available to lease. As of October 1, 2005, approximately 31,000 square feet were under long term lease arrangements with annual rental income of approximately $0.5 million. An existing tenant using a 3,000 square foot portion of the facility transitioned to a month to month rental basis as of November 3, 2005.

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, upon emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $4.6 million for the year ended October 1, 2005. The Company expects to have increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. The Company expects its revenue to grow, but it is uncertain of the future growth rate.

On January 25, 2005, the Company privately sold equity securities to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (“Investor Group”). The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of Series A redeemable preferred stock (“Series A”), 1,000,000 shares of Series A-1 convertible preferred stock (“Series A-1”) and a warrant for the purchase of up to 500,000 shares of common stock.

The net proceeds to the Company were approximately $15.7 million. The Company used approximately $1.6 million of the net proceeds to pay off the Note due to L-3 Communications Corporation (“L-3”). The remainder of the net proceeds are being used for general working capital needs and other corporate purposes. (See Note 8).

On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. The mortgage provided net proceeds to the Company of approximately $9.7 million. The Company used $8.8 million of the proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes and the balance of $0.6 million was be used for general working capital needs and other corporate purposes. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

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

A provision of the Reorganization Plan related to the treatment of subordinated note claims. The Company’s former Malaysian subsidiary had credit facilities with five Malaysian Banks (“Malaysian Banks”) that were guaranteed by the Company, and that provided them with a credit position that was senior to the Company’s note holders. The Company’s 14% Note, 2% Notes and 7% Notes each contained subordination provisions. Pursuant to these provisions the Malaysian Banks, the holder of the 14% Note, the holders of the 2% Notes, and the holders of the 7% Notes have certain subordinated rights and claims. A Warrant Agreement was included in the Reorganization Plan to provide a method for the subordinated claimants to participate in the anticipated future growth in value of the Company’s Common Stock that was issued pursuant to the Reorganization Plan (“New Common Stock”). The Company has no remaining guaranties. The Warrant Agreement expired on December 16, 2004 and all warrants were cancelled.

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

Depreciation and amortization expense amounted to $1.2 million for fiscal 2005 and fiscal 2004.

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

Billings in excess of costs on development projects:   These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at October 1, 2005 were $0.9 million related to capitalized costs under the completed contract method of accounting, as described below. Contracts with L-3 (a related party) account for a minimal portion of this billings in excess of costs on development projects balance.

Revenue Recognition and Warranty Policies:   The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete and the revenue is recognized after all contract milestones have been completed, reviewed and accepted by the customer. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer. The Company’s MEMS development contracts do not have any rights of return. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in fiscal 2005 or 2004. The Company’s warranty policy provides for the replacement of defective parts when the customers return request is approved within thirty days of the original shipment date. To date, warranty costs have not been significant.

A portion of the Company’s facilities are leased to tenants under long-term contracts. The terms of the leases expire within the next year with renewal at the option of the tenants. Future minimum lease income for these agreements, as of October 1, 2005, are as follows (in thousands):

Fiscal Year	Rental Income
2006	$462
Total minimum income	$462

Fair Value of Financial Instruments:   The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The carrying amount of approximately $9.8 million of the Company’s mortgage indebtedness at October 1, 2005 has an interest rate of 5.65% and is carried at its full value.

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

The following dilutive securities were outstanding at October 2, 2004: 500,000 shares of restricted Common Stock issuable in accordance with the Reorganization Plan, options to purchase 1,723,652 common shares at prices ranging from $5.00 to $5.35, warrants to purchase 700,000 common shares at a price of $7.29 per share with a term of thirty-six months ending August 1, 2005, warrants to purchase 83,500 common shares at a price of $5.35 per share with a term of eighteen months ending March 3, 2005, warrants to purchase 350,000 common shares at a price of $7.29 per share with a term of thirty-six months ending September 3, 2006, warrants to purchase 16,437 common shares at a price of $5.35 with a term of eighteen months ending March 30, 2005 and warrants to purchase 68,777 common shares at a price of $7.29 per share with a term of thirty-six months ending September 30, 2006. The Warrants issuable to the subordinated note claimants pursuant to the Reorganization Plan, which were exercisable for 1,880,564 common shares as of October 1, 2005, are not considered dilutive as the Company had an offsetting right to repurchase an equal number of shares at the same prices. The warrants issued to the subordinated note claimants expired on December 16, 2004, along with all related repurchase rights of the Company.

The following dilutive securities were outstanding at October 1, 2005: 500,000 shares of restricted Common Stock issuable in accordance with the Reorganization Plan, options to purchase 767,596 common shares at prices ranging from $0.30 to $5.35, warrants to purchase 350,000 common shares at a price of $7.29 per share with a term of thirty-six months ending September 3, 2006 and warrants to purchase 68,777 common shares at a price of $7.29 per share with a term of thirty-six months ending September 30, 2006. Additionally, in connection with the January 25, 2005 Investor Group transaction, the Company issued warrants for the purchase of up to 500,000 shares of common stock, exercisable only if the Company fails to meet certain performance targets in 2005, at a purchase price of $0.30 per share and a warrant to WRH to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The value of these warrants provided to WRH were determined to be $2.0 thousand using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.55%, an expected volatility of 63%, a warrant term of 3 years, and no expected dividends. The warrants were determined to have de minimus value, but were recorded within common stock.

In the second fiscal quarter of 2005, the Company offered its employees the opportunity to exchange outstanding stock options issued under the Innovative Micro Technology, Inc. 2001 Stock Incentive Plan (the “Plan”) and having an exercise price in excess of $0.30 for new options with an exercise price to be determined on the date they are granted, which it expects to be on the first business day that is at least six months and one day following the date the exchange offer closed of April 27, 2005. Pursuant to the offer, the Company accepted for exchange and cancelled 1,623,648 options to purchase its common stock. On October 31, 2005, the first business day at least six months and one day following the date of the exchange offer, the Company granted the replacement of the 1,609,252 options to purchase its common stock at a price of $0.30 per share. (See Note 11).

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

	Year Ended	Year Ended
	October 1, 2005	October 2, 2004
Net loss—as reported	$(4,563)	$(4,264)
Less—fair value of stock-based employee compensation expense, net of tax	(6)	(1,135)
Net loss—pro forma	$(4,569)	$(5,399)
Net loss per share (basic and diluted)—as reported	$(.48)	$(.62)
Net loss per share (basic and diluted)—pro forma	$(.48)	$(.78)

In assessing the effect had the fair value method been used, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended October 1, 2005: weighted average risk-free interest rate of 3.80%, expected volatility of 61%, an expected option life of 4.7 years, and no expected dividends. The assumptions for the fiscal 2004 period are as follows: weighted average risk-free interest rate of 3.71%, expected volatility of 66%, an expected option life of 4 years, and no expected dividends. The fair value of the option grants was $0.1 million for the year ended October 1, 2005 and $4.7 million for the year ended October 2, 2004.

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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on its financial statements.

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

The table below shows the revenue by customer and indicates that L-3 represented 18% of the Company’s revenue for the year ended October 1, 2005. The Company had no accounts receivable from this customer at October 1, 2005. Customer A represented 13% of the Company’s revenue for the year ended October 1, 2005. The Company had minimal outstanding accounts receivable from this customer, representing 1% of the Company’s accounts receivable balance at October 1, 2005. Customer B represented 11% of the Company’s revenue for the year ended October 1, 2005. The Company had $0.6 million of outstanding accounts receivable from this customer, representing 27% of the Company’s accounts receivable balance at October 1, 2005.

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

Revenue by Customer

	For the Periods:
(As a percentage of revenue)	Year Ended October 1, 2005	Year Ended October 2, 2004

L-3	18%	40%
Customer A	13%	0%
Customer B	11%	3%
OCCAM Networks, Inc.	5%	5%
Marubeni Solutions	3%	4%
DARPA assistance agreement	0%	11%
Galaxy Scientific	0%	1%
Spectra	0%	1%
All Others	50%	35%
Total	100%	100%

Cash Concentration:   The Company places its cash with major financial institutions. At times, cash and cash equivalents balances may be in excess of amounts insured by Federal agencies. At October 1, 2005, uninsured cash balances approximated $9.3 million.

Advertising:   The Company expenses advertising costs when incurred. Advertising expense was immaterial for both fiscal 2005 and 2004.

Fiscal Year:   The Company’s fiscal year ends on the Saturday closest to September 30. Fiscal years 2005 and 2004 ended on October 1, 2005 and October 2, 2004, respectively. Fiscal 2005 included 52 weeks and fiscal 2004 included 53 weeks. References to years in these financial statements relate to fiscal years rather than calendar years.

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

The following table represents net revenue, gross profit (loss), depreciation expense and long-lived assets by segment (in thousands):

		Santa Barbara	IMT	Rental	United States
	MEMS	Tool & Die	Analytical	Income	Total
	($000’s)
Year Ended:
October 1, 2005
Net revenue	$8,336	$1,299	$110	$553	$10,298
Intercompany Revenue	$20	$143	$295	$—	$—
Gross profit (loss)	$(2,714)	$297	$195	$413	$(1,809)
Depreciation and Amortization Expense	$1,006	$63	$23	$121	$1,213
Long-Lived Assets	$14,480	$134	$—	$2,291	$16,905
Year Ended:
October 2, 2004
Net revenue	$8,310	$1,200	$69	$535	$10,114
Intercompany Revenue	$12	$68	$361	$—	$—
Gross profit (loss)	$(1,560)	$166	$115	$400	$(879)
Depreciation and Amortization Expense	$956	$55	$23	$121	$1,155
Cost of Revenues portion of Non-Cash Stock Based Compensation	$47	$—	$—	$—	$47
Long-Lived Assets	$14,661	$83	$23	$2,412	$17,179

The MEMS intercompany revenue results from management services provided to IMT Analytical and is charged at the cost of such services. The Santa Barbara Tool & Die and IMT Analytical intercompany revenue provided to the MEMS segment, for the services received, is recorded at market prices for their services.

Capital additions for fiscal 2005 were $0.9 million compared to minimal expenditures in  fiscal 2004. The fiscal 2005 additions were predominantly related to the MEMS portion of the business.

The following table represents the Company’s net revenue for domestic and foreign customers (in thousands):

	Year Ended	Year Ended
	October 1, 2005	October 2, 2004
Net revenue:
Domestic	$8,886	$9,413
Foreign	1,412	701
Total	$10,298	$10,114

The Company’s products are sold in the United States, Canada and Japan by its direct sales personnel.

4.  Income Taxes

The provision for income taxes for the following fiscal years consists of (in thousands):

	Year Ended	Year Ended
	October 1, 2005	October 2, 2004
Federal Income Taxes
Current	$—	$—
Deferred	—	—
State Income Taxes
Current	21	13
Deferred	—	—
Total	$21	$13

Reconciliation of the actual provisions for income taxes to the income tax calculated at the United States Federal rates for operations were as follows (in thousands):

	Year Ended	Year Ended
	October 1, 2005	October 2, 2004
Expected income tax benefit at the United States federal income tax rate	$(1,544)	$(1,446)
State income taxes, net of federal income tax benefit	(259)	(246)
Change in valuation allowance	1,824	1,705
	$21	$13

The components of deferred income taxes at October 1, 2005 are as follows (in thousands):

Net operating loss carryforwards	$16,353
Basis difference in property, plant and equipment	986
Total deferred tax asset	17,339
Valuation allowance	(17,339)
Total net deferred tax asset	$—

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of October 1, 2005, the Company had total deferred tax assets of $17.3 million. The Company recorded a valuation allowance in the full amount of $17.3 million at October 1, 2005, against the amount by which deferred tax assets exceed deferred tax liabilities. This represents an increase in the valuation allowance of $1.8 million at year-end 2005 over year-end 2004. The valuation reserve at October 1, 2005 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

Due to the change in control that resulted from the bankruptcy and various subsequent financings, the Company may not be able to receive the full benefit of net operating loss carryforwards accumulated prior to the bankruptcy, which total approximately $283.1 million and $131.1 million for federal and state tax purposes, respectively. Portions of the Company’s pre-bankruptcy tax losses, however, may be eligible for use in future periods. From the commencement of the Chapter 11 reorganization through October 1, 2005, the Company has accumulated net operating loss carryforwards of approximately $40.9 million for federal tax purposes and $20.4 million for state tax purposes. Once the Company has utilized these remaining net operating loss carry forwards, future U.S. earnings will be taxed at the U.S. statutory rates less available tax credits, if any. To the extent not used, the net operating loss carryforwards for federal and state purposes expire in varying amounts beginning in 2021 and 2011, respectively. At October 1, 2005, all identified deferred tax assets are reduced by a valuation allowance; therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional operating loss carryforwards.

5.   Debt

The Company settled two claims during the Chapter 11 reorganization that were secured by its owned properties. One of these claims was a property mortgage of $9.6 million due on November 24, 2005. Upon the sale of the Company’s Hollister facility, in the second quarter of fiscal 2003, a portion of the proceeds were used to reduce this debt to $8.8 million. The balance of the proceeds were used to pay, in full, a separate loan with a balance of $5.4 million. The remaining mortgage required interest-only payments at a 12% annual interest rate. The other claim was for delinquent property taxes of $0.9 million. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65% and used the net proceeds of approximately $9.7 million to pay off its original mortgage of approximately $8.8 million and its delinquent property taxes of approximately $0.3 million, which provided the Company with a net increase in cash of approximately $0.6 million.

At the end of the third fiscal quarter of 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64.8 thousand includes principal amortization computed using a 22.5 year life. Related to this transaction, the Company created Robin Hill Business Park LLC (“RHBP”) as a wholly owned subsidiary. The Company transferred the mortgaged property to RHBP and this same entity entered into the loan agreement with the lender. The lender required this structure in order for the Company to secure the loan.

The Company’s long-term debt is summarized below (in thousands):

October 1, 2005
Property mortgage	9,843
Less—Current portion	(221)
Total	$9,622

The aggregate maturities of long-term debt are as follows (in thousands):

Fiscal Year
2006	$221
2007	240
2008	255
2009	269
2010	285
thereafter	8,573
Total	$9,843

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

The Company has been subject to regulatory and legal proceedings related to past environmental contamination, and other similar proceedings could arise in the future. The Company has recently been advised by the U.S. Environmental Protection Agency that it may be required to pay for part of the remediation of a solvent and refrigerant recycling and treatment facility formerly operated by the Omega Chemical Company in Whittier, California. The EPA alleges that the Company, along with a number of other companies, provided solvent and refrigerant waste to this facility for recycling and disposal. The Company is still exploring legal defenses, including defenses arising out of the bankruptcy proceedings. At this time, the Company intends to defend this matter vigorously. If these legal defenses are unsuccessful, the Company could be required to pay an amount of less than $0.1 million. The Company is also remediating and monitoring ground water contaminated with volatile organic compounds (“VOCs”) at a former site leased by the Company in Goleta, California, under an order of the California Regional Water Quality Control Board (“CRWQCB”). VOC contamination at the site has been reduced and the Company does not expect future expenditures related to the site to be material.

In fiscal 2003, the Company sold its Hollister facility. The environmental testing performed by the Company in support of this sale determined that the soil at that site showed no metal or VOC contamination. However, ground water samples showed low levels of VOC contamination. The CRWQCB required the Company to install one monitoring well, and test results confirmed the low level VOC concentration. The Company has been asked by the CRWQCB to submit semi-annual sample results from its well. One property adjacent to the site is conducting a remediation project on its site for this same VOC and the CRWQCB required this property to place monitoring wells between the two properties. Their testing detected the presence of breakdown products of the same VOC. The owners of the adjacent property have been asked to conduct semi-annual sampling of the wells. A second property adjacent to the site is conducting site characterization under the guidance of the CRWQCB related to the same VOC found on the Company’s site. In the fourth fiscal quarter of 2004, the CRWQCB issued a letter to the Company indicating that their investigation of the adjacent properties led them to the conclusion that the VOC present on the site was the Company’s responsibility. The CRWQCB has requested that the Company continue to submit results from the semi-annual monitoring of its well. The Company is unable to make a determination of potential future costs for this situation. The Company has a $5.0 million environmental insurance policy covering potential liability relating to this property. The Company’s accumulated cost to date for these matters related to the Hollister facility has been less than $0.1 million.

Purchase commitments associated with capital expenditures were approximately $0.4 million at October 1, 2005.

The Company has no leases under which it is the lessee.

The company is required to comply with the requirements of Sarbanes Oxley Section 404 during its fiscal year ending September 30, 2007. This process will involve the design, documentation and testing of the company’s internal financial reporting controls. The ultimate cost of this process cannot be determined at this time.

Under its bylaws and indemnification agreements, the Company has agreed, subject to certain exceptions, to indemnify its officers and directors for certain events or occurrences arising as a result of the officer and director’s serving in such capacity, to the fullest extent authorized or permitted by the Delaware General Corporation Law. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of October 1, 2005.

7.  Employee Benefit Plans

The Company has a qualified retirement plan (the “401(k) Plan”) under the provisions of section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. The Company has a 401(k) cash match program which provides a match of one half of the first five percent of an employee’s contributions. This matching contribution was less than $0.1 million in both fiscal 2005 and 2004. The Company’s 401(k) Plan has a provision that provides management with an option to make a discretionary contribution to the plan. Additionally, the Company has a profit sharing plan, in which all eligible employees participate. There was less than $0.1 million in compensation expense recorded under the cash profit sharing plan in both fiscal 2005 and fiscal 2004. The Company made no discretionary 401(k) contributions during either fiscal 2005 or fiscal 2004 under this plan.

8.  Financing Transactions

On January 25, 2005, the Investor Group invested a total of $17.0 million in a private sale of equity securities of the Company. The net proceeds to the Company were approximately $15.7 million. In exchange for the investment, the Investor Group received 1,000,000 shares of Series A, 1,000,000 shares of Series A-1 and a warrant for the purchase of up to 500,000 shares of common stock. The Company used approximately $1.6 million of the net proceeds to pay off the Note due to L-3. The remainder of the net proceeds are being used for general working capital needs and other corporate purposes. The Company recorded $0.5 million in accrued and unpaid dividends related to the Series A shares in fiscal 2005.

On September 30, 2003, the Company reached a settlement with the holders of its Professional Notes, who had provided professional services to the Company during its Chapter 11 reorganization and received convertible promissory notes evidencing the Company’s indebtedness for those services. As partial consideration for the cancellation of the Professional Notes, the Company issued 368,113 shares of Common Stock, eighteen month warrants for the purchase of a total of 16,437 common shares at a price of $5.35 per share, which will expire on March 30, 2005, and thirty-six month warrants for the purchase of a total of 68,777 common shares at a purchase price of $7.29 per share, which will expire on September 30, 2006. In the second fiscal quarter of 2005, these investors exercised warrants for the purchase of 16,437 common shares at a price of $5.35 per share for approximately $0.1 million.

The Company completed a sale of Common Stock and warrants to L-3 on September 3, 2003 for $2.5 million in cash. The Company is a subcontractor to L-3 for a long-term government contract to produce gyroscopes and accelerometers for use in inertial navigation. The Company issued 467,500 shares of Common Stock to L-3 along with two warrants. The first warrant for a term of eighteen months to purchase 83,500 shares of Common Stock at a price of $5.35 per share expired on March 3, 2005. The second warrant has a term of thirty-six months to purchase 350,000 shares of Common Stock at a price of $7.29 per share. The value of the warrants is not reflected separately in the accompanying financial statements as it was recorded within Common Stock.

L-3 made a previous investment in the Company on August 2, 2002 for $5 million in cash. The Company issued 935,000 shares of Common Stock to L-3 along with two warrants. The first warrant had a term of eighteen months to purchase 167,000 shares of Common Stock at a price of $5.35 per share. This warrant was exercised by L-3 on October 31, 2003 for an aggregate amount of $0.9 million. The second warrant for a term of thirty-six months to purchase 700,000 shares of Common Stock at a price of $7.29 per share expired on August 2, 2005. The value of the warrants is not reflected separately in the accompanying financial statements as it was recorded within Common Stock.

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

Pursuant to the Reorganization Plan, 2,250,000 shares of New Common Stock were reserved for the grants of restricted shares of Common Stock and options, as follows:

Class	Number Of Shares Of New Common Stock
New Employee Options	1,000,000
Employee/DirectorReserved Options	750,000
Restricted stock	500,000
Total	2,250,000

Each new employee option provided for an exercise price of $5.00 per share. Each employee/director reserved option provides for a purchase price for each share of Common Stock to be determined by the Board of Directors as the then fair market value of the new Common Stock. Fifty percent of each grant of employee restricted stock vested one year after the Effective Date and the remaining 50% vested two years after the Effective Date. The restricted stock agreement contains additional vesting provisions, which the Company does not intend to enforce. Accordingly, the Company measured the compensation expense associated with the Plan on November 16, 2001 and recognized the expense over two years. The new employee options vest ratably over three years. Upon vesting, the new employee options can be exercised if and only if all of the following conditions have been satisfied: (i) not more than ten (10) years after the issuance of the option has lapsed; and (ii) the recipient of the New Option is employed by the Company at the time the recipient seeks to exercise the option (or not more than ninety (90) days have passed since such employee’s employment has been terminated); provided, however, if the recipient is not employed by the Company at the time of exercise by reason of the recipient’s death, the recipient’s heir (or estate) can exercise the option for a period of eighteen months after the death of a recipient who was employed at the time of his death. The New Employee Restricted Stock and Option Agreement related to each grant provides for accelerated vesting upon certain specified conditions related to a transfer of ownership or sale of the business.

The 500,000 shares of Common Stock issued under the 2001 Incentive Plan, were determined to have a market value of $2.5 million, based on a $5.00 per share price determined by the Board of Directors. The employees received the common stock at a purchase price of $0.0001, subject to a two-year vesting period. The Company recorded no amortization expense for the year ended October 1, 2005 and $0.2 million for the year ended October 2, 2004. The combination of Cost of revenue and Research and Development were charged with approximately $0.1 million and Selling, General and Administrative incurred $0.1 million of the amortization expense in fiscal 2004.

The Shareholders approved an amendment to the Company’s 2001 Stock Incentive Plan at its February 27, 2004 Annual Shareholders Meeting, increasing the number of shares of common stock reserved for issuance thereunder from 2,250,000 to 3,000,000.

Stock option activity of the Company is as follows:

	Options Outstanding
	Number of Shares	Exercise Price Per Option	Weighted Averag Exercise Pricee
Balance September 27, 2003	1,664,897	$5.00 - $5.35	$5.09
Granted	88,100	$5.35	$5.35
Exercised	—
Cancelled	(29,345)	$5.00 - $5.35	$5.17
Balance October 2, 2004	1,723,652	$5.00 - $5.35	$5.10
Granted	782,200	$0.30	$0.30
Exercised	—
Cancelled	(1,738,256)	$5.00 - $5.35	$5.05
Balance October 1, 2005	767,596	$0.30 - $5.35	$0.32

Warrant activity of the Company is as follows:

	Warrants Outstanding
	Number of Shares	Exercise Price Per warrant	Weighted Average Exercise Price
Balance September 27, 2003	1,300,500	$5.35 - $7.29	$6.92
Granted	85,214	$5.35 - $7.29	$6.92
Exercised	(167,000)	$5.35	$5.35
Cancelled	—
Balance October 2, 2004	1,218,714	$5.35 - $7.29	$7.13
Granted	—	$5.35 - $7.29	$6.92
Exercised	(16,437)	$5.359	$5.35
Cancelled	(783,500)	$5.35 - $7.29	$7.08
Balance October 1, 2005	418,777	$7.29	$7.29

The weighted average fair value of warrants granted during the year ended October 2, 2004 totaled $0.09. There were no warrants issues in fiscal 2005.

The following table summarizes information regarding options outstanding at October 1, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	500	6.13	$5.00	500	$5.00
$5.35	1,896	7.57	$5.35	1,264	$5.35
$0.30	765,200	9.83	$0.30	—	$0.30
	767,596			1,764

The weighted average fair value of options granted during the years ended October 1, 2005 and October 2, 2004 totaled $0.16 and $2.83, respectively.

10.  Related Party Transactions.

The Company had revenue of $1.8 million, minimal costs in excess of billings on development projects, which includes capitalized costs of approximately $0.1 million, and no accounts receivable from L-3, a stockholder and customer, for the year ended October 1, 2005. The Company had revenue of $4.0 million, billings in excess of costs on development projects of $0.7 million, which includes capitalized costs of $0.9 million, and accounts receivable of $0.1 million from L-3 for the year ended October 2, 2004.

11.  Subsequent Events.

In the second fiscal quarter of 2005, the Company offered its employees the opportunity to exchange outstanding stock options issued under the Innovative Micro Technology, Inc. 2001 Stock Incentive Plan (the “Plan”) and having an exercise price in excess of $0.30 for new options with an exercise price to be determined on the date they are granted, which it expects to be on the first business day that is at least six months and one day following the date the exchange offer closed of April 27, 2005. Pursuant to the offer, the Company accepted for exchange and cancelled 1,623,648 options to purchase its common stock. On October 31, 2005, the first business day at least six months and one day following the date of the exchange offer, the Company granted the replacement of 1,609,252 options, to the employees continuing to be employed by the Company, to purchase its common stock at a price of $0.30 per share.