Form 10QSB
period 2005-12-31
INNOVATIVE MICRO TECHNOLOGY INC
filed 2006-02-13
CIK 6948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒        Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act

Yes  ☐    No  ☒

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements included in this report have been prepared by Innovative Micro Technology, Inc. (the “Company” or “IMT”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 1, 2005.

The following unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	Three Months Ended December 31, 2005	Three Months Ended January 1, 2005

Net revenue
MEMS and Other	$5,620	$3,902
Rental Income	141	132
	5,761	4,034

Cost of revenues
MEMS and Other	5,479	3,542
Expenses applicable to rental income	24	35
	5,503	3,577
Gross profit	258	457

Research and development expenses	124	78
Selling, general and administrative expenses	504	442

Total operating expenses	628	520

Loss from operations	(370)	(63)

Interest income	79	1
Interest expense	(147)	(300)
Other income, net	8	8

Other expense	(60)	(291)
Loss before provision for income taxes	(430)	(354)
Provision for income taxes	7	6

Net loss	(437)	(360)
Preferred stock dividends	(234)	—
Net loss available to common stockholders	$(671)	$(360)

Net loss per share:
Loss per common share- basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding:
Common shares- basic and diluted	12,621	6,937

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Balance Sheets - Unaudited

(In thousands, except share and par value data)

	Dec 31, 2005	Oct 1, 2005
ASSETS
Current Assets:
Cash	$7,564	$9,321
Accounts receivable, net	2,687	2,106
Accounts receivable, related party	11	—
Inventories	735	—
Costs in excess of billings for development projects	123	45
Costs in excess of billings for development projects- related party	—	24
Prepaid expenses and other	482	525
Total current assets	11,602	12,021
Property, plant and equipment, at cost	21,792	21,281
Less-accumulated depreciation	(4,615)	(4,376)
Total property, plant and equipment	17,177	16,905

Other assets	483	411
Total assets	$29,262	$29,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$223	$221
Accounts payable and accrued expenses	992	627
Accrued payroll and benefits	922	1,004
Billings in excess of costs for development projects	983	852
Other current liabilities	235	235
Total current liabilities	3,355	2,939
Long-term debt, net	9,568	9,622
Other liabilities	48	48

Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A redeemable preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $14,786, including accrued and unpaid dividends of $619)	13,945	13,711

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A-1 convertible preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $2,833)	2,614	2,614
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,953,880 shares issued at December 31, 2005 and October 1, 2005	1	1
Paid-in capital	23,141	23,141
Accumulated deficit	(23,410)	(22,739)
Total stockholders’ equity	2,346	3,017
Total liabilities and stockholders’ equity	$29,262	$29,337

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Three Months Ended December 31, 2005	Three Months Ended January 1, 2005
Cash Flows from Operating Activities:
Net loss	$(437)	$(360)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	239	290
Changes in assets and liabilities:
Accounts receivable, net	(592)	(175)
Inventories	(735)	—
Costs in excess of billings on development projects	(54)	20
Prepaid expenses and other	43	(73)
Other assets	(72)	22
Accounts payable and accrued expenses	365	200
Accrued payroll and benefits	(82)	(49)
Billings in excess of costs on development projects	131	970
Billings in excess of costs on development projects- related party	—	(693)
Other current liabilities	—	(98)
Net cash flows (used in) provided by operating activities	(1,194)	54

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(511)	(28)
Net cash flows used in investing activities	(511)	(28)

Cash Flows from Financing Activities:
Repayment of debt	(52)	(94)
Net cash flows used in financing activities	(52)	(94)

Net decrease in cash	(1,757)	(68)
Cash at beginning of period	9,321	429
Cash at end of period	$7,564	$361

Supplemental Cash Flow Data:
Interest paid	$142	$266
Income taxes paid	$2	$11

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2005

Note A: Basis of Presentation

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the “Chapter 11 Reorganization”) and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $0.4 million for the three months ended December 31, 2005.  It expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable.  Even if the Company does achieve profitability, it may not be able to sustain or increase profitability in the future.  The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses.  As a result, it will need to significantly increase its revenues to achieve profitability.  Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

On June 30, 2005, the Company secured a new mortgage of $9.9 million (see Note E — Debt of financial statements). Related to this transaction, the Company created a wholly owned subsidiary entitled Robin Hill Business Park, LLC (“RHBP”). The new entity is consolidated within the accompanying financial statements.

In order to fund revenue growth, on January 25, 2005, the Company sold equity securities in a private transaction to an investor group consisting of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (together the “Investor Group”). The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, Series A (“Series A”), 1,000,000 shares of convertible preferred stock, Series A-1 (“Series A-1”) and warrants for the purchase of up to 500,000 shares of common stock, which were earned by the Investor Group when the Company failed to meet certain performance targets for 2005, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisor, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above.

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

Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended October 1, 2005.

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

Inventories:   The Company inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead. Inventories at December 31, 2005 were approximately $0.7 million.

Costs in Excess of Billings on Development Projects:    These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at December 31, 2005 were approximately $0.1 million and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:     These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at December 31, 2005 were approximately $1.0 million related to capitalized costs and related billings under the completed contract method of accounting, as described below.

Revenue Recognition and Warranty Policies:       The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s micro-electro mechanical systems (“MEMS”) development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete after all contract milestones have been met, reviewed and accepted by the customer. The Company’s MEMS production contracts require delivery of finished product in the form of dies and revenue is recognized after both the product is shipped and title passes. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer.

The Company’s MEMS development contracts do not have any rights of return. The Company’s MEMS production contracts started in its first fiscal quarter of 2006 and did not have any sales returns in the three months ended December 31, 2005. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three months ended December 31, 2005. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

A portion of the Company’s facilities is leased to a tenant under a long-term contract. The terms of the lease expires within the next year with renewal options. Rental income is recorded on a straight-line basis.

Fair Value of Financial Instruments:     The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.8 million of the

Company’s mortgage indebtedness at December 31, 2005 has an interest rate of 5.65% and is carried at its full value.

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

Note C:  Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three month period ended December 31, 2005 and January 1, 2005, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per common share amounts)

	Three Months Ended December 31, 2005	Three Months Ended January 1, 2005
Net loss available to common stockholders— as reported	$(671)	$(360)
Less — fair value of stock-based employee compensation expense	(15)	(284)
Net loss available to common stockholders— pro forma	$(686)	$(644)
Net loss per share (basic and diluted) — as reported	$(0.05)	$(0.05)
Net loss available to common stockholders per share (basic and diluted) — pro forma	$(0.05)	$(0.09)

In the second fiscal quarter of 2005, the Company offered its employees the opportunity to exchange outstanding stock options issued under the Innovative Micro Technology, Inc. 2001 Stock Incentive Plan (the “Plan”) and having an exercise price in excess of $0.30 for new options with an exercise price determined on the grant date, which was the close of the first business day six months and one day following the date the exchange offer closed of April 27, 2005. Pursuant to the offer, the Company accepted for exchange and cancelled options to purchase 1,609,648 shares of its common stock. On October 31, 2005, the first business day six months and one day following the date the exchange offer closed, the Company granted options to purchase 1,609,252 shares of its common stock, to the employees continuing to be employed by the Company, to purchase its common stock at an exercise price of $0.30 per share.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants:

	Three Months Ended December 31, 2005	Three Months Ended January 1, 2005

Risk free interest rate	4.19%	3.70%
Expected life	2.9 years	4 years
Expected volatility	60%	64%

Note D:  Related Party Transaction

On March 15, 2004, the Company entered into an agreement for a Secured Promissory Note (the “Note”) in the original principal amount of $1.5 million with L-3, a principal stockholder of the Company. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds from its $17.0 million private equity sale with the Investor Group to repay the Note, including all accrued interest. The Company has two contracts with L-3.

The Company had minimal accounts receivable from L-3 as of December 31, 2005.

Note E:  Debt

On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64,800 includes principal amortization computed using a 22.5 year life. The mortgage provided net proceeds to the Company of approximately $9.7 million. The Company used $8.8 million of the net proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes, $0.2 million was placed into escrow to be used for building improvements required by the agreement with the lender and the balance of $0.4 million was used for general working capital needs and other corporate purposes. Related to this transaction, the Company created RHBP as a wholly owned subsidiary. The Company transferred the mortgaged property to RHBP and this same entity entered into the loan agreement with the lender. The lender required this structure in order for the Company to secure the loan.

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

The Company’s long-term debt is summarized below, reflecting the above transactions (in thousands):

December 31, 2005
Property mortgage	$9,791
Less - Current portion	(223)
Total	$9,568

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

Basic and diluted net loss per share computed in accordance with SFAS 128 for the three months ended December 31, 2005 and January 1, 2005 are as follows:

(in thousands, except per share amounts)

	Three Months Ended December 31, 2005	Three Months Ended January 1, 2005

BASIC AND DILUTED EPS
Net loss available to common stockholders	$(671)	$(360)
Denominator: weighted average common shares outstanding	12,621	6,937
Net loss available to common stockholders per share – basic and diluted	$(0.05)	$(0.05)

The following potentially dilutive securities were outstanding at December 31, 2005 and were not included above because to do so would be anti-dilutive: options to purchase 2,404,448 shares of common stock at prices ranging from $0.30 to $5.35, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of 36 months ending September 3, 2006 and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of 36 months ending September 30, 2006. Additionally, in connection with the January 25, 2005 Investor Group transaction, the Company issued warrants for the purchase of up to 500,000 shares of common stock, which were earned by the Investor Group when the Company failed to meet certain performance targets for 2005, at a purchase price of $0.30 per share and a warrant to WRH to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The value of these warrants provided to WRH were determined to be $2,000 using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.55%, an expected volatility of 63%, a warrant term of 3 years, and no expected dividends. The warrants were determined to have de minimus value, but were recorded within common stock. The warrants provided to the subordinated note claimants pursuant to the Plan (the “Plan Warrants”) expired on December 16, 2004.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options.  SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25.  SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all small business issuers that file as of the beginning of the fiscal year that begins after December 15, 2005. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

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

Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.”   SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

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

MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name.  Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.  Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company’s specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company has approximately 34,000 square feet of building space available to lease. As of December 31, 2005, approximately 31,000 square feet were under long-term lease arrangements and the payments received are reported as Rental Income.

The Company’s management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to and/or among the segments.

The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

	MEMS	Santa Barbara Tool and Die	IMT Analytical	Rental Income	Total
Three Months Ended:
December 31, 2005
Net sales	$5,284	$309	$27	$141	$5,761
Intercompany sales	$10	$37	$84	$—	$—
Gross profit	$40	$41	$60	$117	$258
Long lived assets	$15,454	$206	$—	$1,517	$17,177

Three Months Ended:
January 1, 2005
Net sales	$3,526	$339	$37	$132	$4,034
Intercompany sales	$5	$33	$65	$—	$—
Gross profit	$255	$60	$45	$97	$457
Long lived assets	$14,449	$69	$17	$2,382	$16,917

The Company had approximately $0.5 million in purchases of property, plant and equipment in the first three months of fiscal 2006 compared to minimal purchases in the first three months of fiscal 2005.

The Company’s foreign sales for the first three months of both fiscal 2006 and 2005 were principally to one customer located in Canada. The following table displays domestic and foreign revenue (in thousands):

($000’s)	Three Months Ended December 31, 2005	Three Months Ended January 1, 2005

Revenue
Domestic	$1,933	$3,518
Foreign	3,828	516
Total	$5,761	$4,034

The Company had one customer with sales greater than 10% of its total sales for the first three months of fiscal 2006. The customer accounted for 66% of the Company’s total sales for the period.

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

Overview

The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company. This information should be read in conjunction with interim, unaudited financial statements included with this report and the notes thereto, and the audited financial statements and the notes thereto as reported on the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 1, 2005.

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

The Company owns a 30,000 square foot wafer fabrication facility that was originally developed for its magnetic recording head business.  Without modification, the facility is capable of manufacturing advanced design MEMS in commercial volumes using six-inch wafers.  However, the facility is currently used mainly for making prototypes and for new product development. This results in significant unused capacity and sales that do not support the high fixed costs of operating a wafer fabrication facility. The Company is currently in volume production on one of its customer’s MEMS products.

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

The Company has incurred operating losses for each quarter since 1999. These losses are a result of the level of the current MEMS-related revenue, which predominantly derive from orders for delivery of prototypes and new product development. The revenue for the first fiscal quarter of 2006 was predominantly related to the Company’s MEMS customer development projects. These include a telecommunications switch, and infrared sensors used to detect gases in internal environments. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in the Company’s owned facility under long-term lease contracts. The Company started volume production shipments on one of its customer’s products in the first quarter of fiscal 2006. The Company plans to begin using its excess capacity and offset its high fixed costs by transitioning from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with its customers.  This process depends in part on the general development and acceptance of MEMS technology, the success of the Company’s customers’ products and the ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing high-volume production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company’s operating results and liquidity.

 On January 25, 2005, the Company sold equity securities in a private transaction to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (together the “Investor Group”). In this transaction (the “Private Equity Transaction”), the Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock, which were earned by the Investor Group when the Company failed to meet certain performance targets for 2005, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisor, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all of its indebtedness under a secured promissory note issued to L-3 Communications Corporation (“L-3”).  The remainder of the net proceeds were used for general working capital needs and other corporate purposes, as defined in further detail below.

The Company expects to use the remainder of the net proceeds of the Private Equity Transaction primarily in pursuit of its strategy to transition to high volume production.  No commitments or allocations have been made at this time, but anticipated uses include the following:  equipment, tooling and staff to support increased manufacturing; maintenance and improvement to the existing production line; increased marketing of the Company’s foundry services, and purchases of raw materials and other inventory to fulfill customer orders.

On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64,800 includes principal amortization computed using a 22.5 year life. The mortgage provided net proceeds to the Company of approximately $9.7 million. The Company used $8.8 million of the net proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes, $0.2 million was used for building improvements required by the agreement with the lender and the balance of $0.4 million was used for general working capital needs and other corporate purposes. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Until applied to specific purposes, the Company is investing the net proceeds of the Private Equity Transaction in short and medium-term interest bearing accounts at insured institutions and government-issued debt securities.  The value of these highly liquid investments is reported under “cash and cash equivalents” on the Company’s balance sheet.

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

Revenue Recognition and Warranty Policies:     The Company uses the completed contract method of accounting for its product development projects due to the inability to accurately estimate percentage of completion during performance of the contract. Costs are capitalized during the project and recorded as cost of revenue at its completion along with the recognition of revenue. Losses on projects are recognized as they are determined. The Company’s MEMS development contracts include milestones that require delivery of engineering reports, wafers and/or dies. The Company’s MEMS development contracts are determined to be complete after all contract milestones have been met, reviewed and accepted by the customer. The Company’s MEMS production contracts require delivery of finished product in the form of dies and revenue is recognized after both the product is shipped and title passes. Santa Barbara Tool & Die delivers a finished product to the customer and revenue is recognized after both the product is shipped and title passes. IMT Analytical has service related revenue and this revenue is recognized upon completion of the service for the customer.

The Company’s MEMS development contracts do not have any rights of return. The Company’s MEMS production contracts started in its first fiscal quarter of 2006 and did not have any sales returns in the three months ended December 31, 2005. Santa Barbara Tool & Die and IMT Analytical did not have any sales returns in the three months ended December 31, 2005. The Company’s warranty policy provides for the replacement of defective parts when a customer’s return request is submitted and approved within 30 days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

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

Inventories:   The Company inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead. Inventories at December 31, 2005 were approximately $0.7 million.

Costs in Excess of Billings on Development Projects:    These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at December 31, 2005 were approximately $0.1 million and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:     These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at December 31, 2005 were approximately $1.0 million related to capitalized costs under the completed contract method of accounting, as described below.

Fair Value of Financial Instruments:     The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.8 million of the Company’s mortgage indebtedness at December 31, 2005 has an interest rate of 5.65% and is carried at its full value.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options.  SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25.  SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all small business issuers that file as of the beginning of the fiscal year that begins after December 15, 2005. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.”   SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

Overview

The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company. This information should be read in conjunction with the audited financial statements and the notes thereto as reported on the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 1, 2005 and the interim, unaudited financial statements and the notes thereto included with this quarterly report on form 10-QSB.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended January 1, 2005

Net Revenue. Net revenue was $5.8 million for the first quarter of fiscal 2006 compared to $4.0 million for the same period of fiscal 2005. The sales for the first quarter of fiscal 2006 consisted of $5.3 million of MEMS-related business, $0.3 million from the combination of Santa Barbara Tool and Die and $0.2 million from leasing of space to tenants. The sales increase, as compared to the same quarter of fiscal 2005, was due to the increase in the level of completed contracts in the MEMS-related portion of the business. The Company completed a development contract with one of its customers in the telecommunications market for a value of $2.6 million in the first quarter of fiscal 2006. The Company’s contract activity, measured by the completed contracts plus the change in contract inventory, shows an increase for the first quarter of fiscal 2006 compared to the same quarter of last year. The Company’s contracts generally take more than one quarter to complete, thus the net revenue increase is due to the timing of the contract completions. The net revenue for the fiscal 2005 period consisted of $3.5 million of MEMS, $0.4 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants.

Gross Profit. Gross profit was $0.3 million or 4.5% of revenue for the first quarter of fiscal 2006 compared to a gross profit of $0.5 million or 11.3% of net revenue for the first quarter of fiscal 2005. The fiscal 2006 period saw the MEMS portion of the business generate a gross profit of $0.1 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The fiscal 2005 period saw the MEMS portion of the business generate a gross profit of $0.3 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The Company experienced a minimal gross profit in the first quarter of fiscal 2006 due to an increase in revenue as compared to the same period of fiscal 2005, which resulted in the absorption of the factory fixed costs (e.g, depreciation, utilities). However, the Company’s fixed cost absorption was offset by cost increases associated with the headcount increase required to enable the Company to transition into production, resulting in a lower gross profit compared to the same period of fiscal 2005. As the Company migrates toward high volume production it anticipates increased absorption of its fixed costs. The Company had 128 production employees at the end of the first fiscal quarter of 2006 compared to 84 at the end of the same period of fiscal 2005.

Research and Development. Research and development (“R&D”) expense, as a percentage of net sales, was 2.2% for the first quarter of fiscal 2006 compared to 1.9% for the first quarter of fiscal 2005. R&D expenditures were approximately $0.1 million for both the first quarter of fiscal 2006 and fiscal 2005. The Company had three employees focused on the development of new products and manufacturing processes as of the end of the first quarter of fiscal 2006 compared to four for the same period of fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”), as a percentage of net sales, was 8.7% for the first quarter of fiscal 2006 and 11.0% for the first quarter of fiscal 2005. SG&A expenses decreased as a percentage of sales in the first quarter of fiscal 2006 due to the increase in net revenue. Measured in dollars, SG&A expenditures were approximately $0.5 million for the first quarter of fiscal 2006 compared to $0.4 million for the same period of fiscal 2005. The Company had nine employees providing the services reported as SG&A as of the end of the first quarter of fiscal 2006 and seven as of the end of the same period of fiscal 2005. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.1 million for the first quarter of fiscal 2006 compared to $0.3 million for the first quarter of fiscal 2005. The interest expense is primarily associated with the Company’s property mortgage. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64,800 includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Preferred Stock Dividends. Preferred stock dividends of $0.2 million were accrued in the first fiscal quarter of 2006 related to the Private Equity Transaction, which was completed on January 25, 2005. A total of $3.6 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Liquidity and Capital Resources

The Company’s principal funding need is for working capital to fund continuing operations, research and development and expansion of the business.  The Company expects to meet its needs for liquidity during fiscal 2006 with funds from operations. The Company’s ability to generate revenue from operations in the future will depend heavily on its ability to achieve volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to its production goals, there can be no assurances that the Company will achieve planned production levels. Accordingly, in the future, the Company may need to obtain additional funds for operations by the sale of equity securities or borrowing, but it can give no assurance that debt or equity financing will be available on terms that are acceptable to the Company, or at all.

On January 25, 2005, the Company sold equity securities in a private transaction to the Investor Group. The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock, which were earned by the Investor Group when the Company failed to meet certain performance targets for 2005, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, WRH, and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share.  The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay the Note due to L-3.  The remainder of the net proceeds are being used for general working capital needs and other corporate purposes.

The Company’s cash balance was $7.6 million at December 31, 2005 compared to $9.3 million at October 1, 2005. The decrease in cash is primarily related the use of $1.2 million of cash for operations in the first three months of fiscal 2006. The Company had $0.5 million in expenditures for capital equipment in the first three months of fiscal 2006. The Company used $0.1 million for the payment of the principal on its mortgage.

The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2006, the Company plans to have approximately $3.5 million in capital expenditures. The Company’s profitability is heavily dependent upon its ability to transition from development to volume production of its MEMS products on a timely basis. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this transition on a timely basis.

The Company had no purchase commitments associated with capital expenditures at December 31, 2005.

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

The Company has incurred net losses and losses from operations for each quarter since 1999. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $0.4 million for the three month period ended December 31, 2005. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

The Company cannot satisfy its liquidity requirements without the infusion of capital, which may not be available on acceptable terms or at all.

Since emerging from bankruptcy, the Company’s principal sources of liquidity have been sales of equity securities and borrowing. On January 25, 2005, the Company sold equity securities in the Private Equity Transaction that yielded $17.0 million in gross proceeds and $15.7 million in net proceeds. The net proceeds to the Company were approximately $15.7 million. In exchange for the investment, the Investor Group received 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock. The Company also issued a warrant for the purchase of up to 113,333 shares of common stock to its financial advisor in the transaction. After applying approximately $1.6 million of the net proceeds to repay indebtedness to L-3, the Company is using the remainder of the net proceeds for general working capital needs and other corporate purposes. While the proceeds of the private placement along with funds from operations will satisfy the Company’s need for liquidity in the near future, unless the Company can achieve increased sales, it may need to seek additional equity or debt financing. These sources of financing may not be available on acceptable terms or at all.

On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The mortgage provided net proceeds to the Company of approximately $9.7 million. The Company used $8.8 million of the proceeds to retire its previous mortgage, $0.3 million to retire its delinquent property taxes, $0.2 million was placed into escrow to be used for building improvements required by the agreement with the lender and the balance of $0.4 million are being used for general working capital needs and other corporate purposes.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had $0.5 million in purchases of property, plant and equipment in the first three months of 2006.  During fiscal 2006, the Company plans to make approximately $3.5 million in purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, lease financing, existing cash balances, including the $15.7 million net proceeds of the Private Equity Transaction, and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years.  There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company.  If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

There has not been a public market for the Company’s common stock since January, 2000.  The Company’s outstanding common stock, which was issued after the emergence of the Company from bankruptcy, is not listed for trading on any stock market or quotation on the Nasdaq.  The Company believes that an effort to list its stock would be unsuccessful until the Company’s financial performance improves.  Even if eventually listed, it is likely that the stock would initially be thinly traded. The Company cannot predict when or if investor interest in the Company will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.  A thin trading market in the Company’s stock will likely depress the trading price, make it more difficult for investors to buy or sell its common stock, and result in price volatility.

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

4.5

Certificate of Designation of Series A Redeemable Preferred Stock and Series A-1 Convertible Preferred Stock, dated January 24, 2005 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

4.6

Warrants issued by the Company to the Investors listed on Schedule I to the Preferred Stock Purchase Agreement of the Company, dated as of January 25, 2005 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

4.7

Warrant Agreement between the Company and W.R. Hambrecht + Co., LLC, dated as of January 25, 2005 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.1

Deed of Trust and Security Agreement between Robin Hill Business Park, LLC, a subsidiary of the Company, and Morgan Stanley Mortgage Capital, Inc., dated as of June 30, 2005. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended July 2, 2005).

10.2

Promissory Note between Robin Hill Business Park, LLC, a subsidiary of the Company, and Morgan Stanley Mortgage Capital, Inc., dated as of June 30, 2005. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended July 2, 2005).

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

INNOVATIVE MICRO TECHNOLOGY, INC.

Dated: February 13, 2006	/s/John S. Foster
John S. Foster
On behalf of the Company and as
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2006	/s/Peter T. Altavilla
Peter T. Altavilla
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)