Form 10QSB
period 2006-04-01
INNOVATIVE MICRO TECHNOLOGY INC
filed 2006-05-16
CIK 6948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2006.

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

Issuer’s Telephone Number, Including Area Code: (805) 681-2800

Check whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,953,880 shares of $.0001 par value common stock as of May 12, 2006. In addition, the issuer has outstanding 1,000,000 shares of Series A-1 Convertible Preferred Stock, which is currently convertible into 5,666,700 shares of common stock at the option of the holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements included in this report have been prepared by Innovative Micro Technology, Inc., a Delaware Corporation (the “Company” or “IMT”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements and selected notes included therein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 1, 2005.

The following unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Operations - Unaudited

(In  thousands, except per share data)

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Six Months Ended April 1, 2006	Six Months Ended April 2, 2005

Net revenue
MEMS and Other	$6,187	$1,686	$11,807	$5,588
Rental Income	142	136	283	268
	6,329	1,822	12,090	5,856

Cost of revenues
MEMS and Other	4,767	2,513	10,246	6,055
Expenses applicable to rental income	21	35	45	70
	4,788	2,548	10,291	6,125
Gross profit (loss)	1,541	(726)	1,799	(269)

Research and development expenses	116	42	240	120
Selling, general and administrative expenses	551	397	1,055	839

Total operating expenses	667	439	1,295	959

Income (loss) from operations	874	(1,165)	504	(1,228)

Interest income	80	47	159	48
Interest expense	(143)	(281)	(290)	(581)
Other income, net	73	8	81	16

Other income (expense), net	10	(226)	(50)	(517)
Income (loss) before provision for income taxes	884	(1,391)	454	(1,745)
Provision for income taxes	6	6	12	12

Net income (loss)	878	(1,397)	442	(1,757)
Preferred stock dividends	(239)	(174)	(473)	(174)
Net income (loss) available to common stockholders	$639	$(1,571)	$(31)	$(1,931)

Net income (loss) per share:
Income (loss) per common share- basic and diluted	$0.05	$(0.14)	$(0.00)	$(0.21)
Income (loss) per common share - assuming dilution	$0.05	$(0.14)	$(0.00)	$(0.21)

Weighted average number of common shares outstanding:
Common shares- basic	12,621	11,173	12,621	9,055
Common shares- diluted	13,346	11,173	13,346	9,055

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Balance Sheets - Unaudited

(In  thousands, except share and par value data)

	April 1, 2006	Oct 1, 2005
ASSETS
Current Assets:
Cash	$7,484	$9,321
Accounts receivable, net	3,808	2,106
Accounts receivable, related party	22	—
Inventories	768	—
Costs in excess of billings for development projects	137	45
Costs in excess of billings for development projects- related party	—	24
Prepaid expenses and other	416	525
Total current assets	12,635	12,021
Property, plant and equipment, at cost	22,225	21,281
Less-accumulated depreciation	(4,867)	(4,376)
Total property, plant and equipment	17,358	16,905

Other assets	451	411
Total assets	$30,444	$29,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$226	$221
Accounts payable and accrued expenses	1,012	627
Accrued payroll and benefits	1,313	1,004
Billings in excess of costs for development projects	874	852
Billings in excess of costs for development projects- related party	22	—
Other current liabilities	320	235
Total current liabilities	3,767	2,939
Long-term debt, net	9,507	9,622
Other liabilities	—	48

Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A redeemable preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $14,956, including accrued and unpaid dividends of $789)	14,184	13,711

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A-1 convertible preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $2,833)	2,614	2,614
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,953,880 shares issued at April 1, 2006 and October 1, 2005	1	1
Paid-in capital	23,141	23,141
Accumulated deficit	(22,770)	(22,739)
Total stockholders’ equity	2,986	3,017
Total liabilities and stockholders’ equity	$30,444	$29,337

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Six Months	Six Months
	Ended	Ended
	April 1,	April 2,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$442	$(1,757)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	491	580
Changes in assets and liabilities:
Accounts receivable, net	(1,724)	55
Inventories	(768)	—
Costs in excess of billings on development projects	(68)	(22)
Prepaid expenses and other	109	(110)
Other assets	(40)	45
Accounts payable and accrued expenses	385	(305)
Accrued payroll and benefits	309	227
Billings in excess of costs on development projects	22	588
Billings in excess of costs on development projects- related party	22	(693)
Other current liabilities	85	55
Net cash flows used in operating activities	(783)	(1,337)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(944)	(251)
Net cash flows used in investing activities	(944)	(251)

Cash Flows from Financing Activities:
Proceeds from sale of redeemable preferred stock	—	17,000
Proceeds from sale of common stock	—	88
Equity issuance costs	—	(1,318)
Repayment of debt	(110)	(1,594)
Net cash flows (used in) provided by financing activities	(110)	14,176

Net decrease in cash	(1,837)	12,588
Cash at beginning of period	9,321	429
Cash at end of period	$7,484	$13,017

Supplemental Cash Flow Data:
Interest paid	$280	$532
Income taxes paid	$9	$12

Supplemental disclosure on non-cash financing activity:
Preferred stock dividends	$473	$174

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Selected Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 1, 2006

Note A: Basis of Presentation

The Company incurred net losses and losses from operations for each of its quarters from fiscal 1999 through its first fiscal quarter of 2006. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the “Chapter 11 Reorganization”) and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company achieved a net profit of $0.9 million for the three months ended April 1, 2006. Even though the Company achieved profitability in its second fiscal quarter of 2006, it may not be able to sustain or increase profitability in the future. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

On June 30, 2005, the Company secured a new mortgage of $9.9 million (see Note E – Debt). Related to this transaction, the Company created a wholly-owned subsidiary entitled Robin Hill Business Park, LLC (“RHBP”). The new entity is consolidated within the accompanying financial statements.

In order to fund revenue growth, on January 25, 2005, the Company sold equity securities in a private transaction to an investor group consisting of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (together, the “Investor Group”). The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 shares of redeemable preferred stock, Series A (“Series A”), 1,000,000 shares of convertible preferred stock, Series A-1 (“Series A-1”) and warrants for the purchase of up to 500,000 shares of common stock, which were earned by the Investor Group when the Company failed to meet certain performance targets for 2005, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisor, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above.

The Series A shares may be redeemed at the option of the Series A holders at any time after December 31, 2008, by an affirmative vote of the Series A Holders holding at least a majority of the then-outstanding Series A Shares. The Series A-1 shares do not have a redemption feature.

On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all indebtedness under a Secured Promissory Note issued to L-3 Communications Corporation (“L-3”). The remainder of the net proceeds of the transaction will be used for general working capital needs and other corporate purposes. Until applied to specific purposes, the Company is investing the net proceeds of the Private Equity Transaction in short and medium-term interest bearing accounts at insured institutions and government issued debt securities. The value of these highly liquid investments is reported under “cash and cash equivalents” on the Company’s balance sheet.

Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended October 1, 2005.

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

Inventories:   The Company’s inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead. Inventories at April 1, 2006 were approximately $0.8 million.

Costs in Excess of Billings on Development Projects:   These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at April 1, 2006 were approximately $0.1 million and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:   These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at April 1, 2006 were approximately $0.9 million related to capitalized costs and related billings under the completed contract method of accounting, as described below.

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

The Company’s MEMS development contracts do not have any rights of return. The Company’s MEMS production contracts allow for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date. The Company’s MEMS production contracts started in its first fiscal quarter of 2006 and did not have any sales returns in the three and six months ended April 1, 2006. Santa Barbara Tool & Die had minimal sales returns and IMT Analytical did not have any sales returns in the three and six months ended April 1, 2006. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date. To date, warranty costs have not been significant and the Company does not have a reserve for returns.

A portion of the Company’s facilities is leased to a tenant under a long-term contract. The terms of the lease expires within the next year with renewal options. Rental income is recorded on a straight-line basis.

Fair Value of Financial Instruments:   The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.7 million of the Company’s mortgage indebtedness at April 1, 2006 has an interest rate of 5.65% and is carried at its full value.

Net Income or Loss per Common and Common Equivalent Share:   Net income or loss per common and common equivalent share is calculated using the treasury stock method, except in those periods where the effect of including common equivalent shares is anti-dilutive. Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per common share – assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. During a loss period, the assumed exercise of in-the-money stock options and warrants have an antidilutive effect. As a result, these shares are not included in the weighted average shares used in the calculation of basic and fully diluted loss per common share.

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

Note C:  Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three and six month period ended April 1, 2006 and April 2, 2005, consistent with the provisions of FAS No. 123, the Company’s net income or loss and income or loss per share would have been changed to the pro forma amounts indicated below:

(in thousands, except per common share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net income (loss) available to common stockholders— as reported	$639	$(1,571)	$(31)	$(1,931)
Less — fair value of stock-based employee compensation expense	(19)	(280)	(34)	(559)
Net income (loss) available to common stockholders— pro forma	$620	$(1,851)	$(65)	$(2,490)
Net income (loss) per share (basic and diluted) — as reported	$0.05	$(0.14)	$0.00	$(0.21)
Net income (loss) available to common stockholders per share basic — pro forma	$0.05	$(0.17)	$0.00	$(0.27)
Net income (loss) available to common stockholders per share diluted — pro forma	$0.05	$(0.17)	$0.00	$(0.27)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Risk free interest rate	4.26%	3.70%	4.23%	3.70%
Expected life	3 years	4 years	3 years	4 years
Expected volatility	59%	63%	59%	63%

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

The Company had minimal accounts receivable from L-3 as of April 1, 2006.

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

The Company’s long-term debt is summarized below, reflecting the above transactions (in thousands):

April 1,
2006
Property mortgage	$9,733
Less - Current portion	(226)
Total	$9,507

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

Basic and diluted net income or loss per share computed in accordance with SFAS 128 for the three and six months ended April 1, 2006 and April 2, 2005 are as follows:

(in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

BASIC AND DILUTED EPS
Net income (loss) available to common stockholders	$639	$(1,571)	$(31)	$(1,931)
Denominator: weighted average common shares outstanding	12,621	11,173	12,621	9,055
Net income (loss) available to common stockholders per share — basic	$0.05	$(0.14)	$0.00	$(0.21)
Net income (loss) available to common stockholders per share — diluted	$0.05	$(0.14)	$0.00	$(0.21)

The following potentially dilutive securities were outstanding at April 1, 2006: options to purchase 2,475,552 shares of common stock at prices ranging from $0.30 to $5.35, of which 2,474,052 were dilutive, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of 36 months ending September 3, 2006, which were anti-dilutive and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of 36 months ending September 30, 2006, which were anti-dilutive. Additionally, in connection with the January 25, 2005 Investor Group transaction, the Company issued warrants for the purchase of up to 500,000 shares of common stock at a purchase price of $0.30 per share, which were dilutive and a warrant to WRH to purchase up to 113,333 shares of common stock at a price of $3.00 per share, which were dilutive. The value of these warrants provided to WRH were determined to be $2,000 using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.55%, an expected volatility of 63%, a warrant term of  3 years, and no expected dividends. The warrants were determined to have de minimus value, but were recorded within common stock.

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

Note G: Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all small business issuers as of the beginning of the fiscal year that begins after December 15, 2005. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

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

MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name. Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads. Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company’s specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company has approximately 34,000 square feet of building space available to lease. As of April 1, 2006, approximately 31,000 square feet were under long-term lease arrangements and the payments received are reported as rental income.

The Company’s management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to or among the segments.

The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

		Santa Barbara	IMT	Rental
	MEMS	Tool and Die	Analytical	Income	Total
Three Months Ended and as of:
April 1, 2006
Net sales	$5,498	$658	$33	$142	$6,329
Intercompany sales	$8	$30	$92	$—	$—
Gross profit	$1,130	$249	$41	$121	$1,541
Long lived assets	$15,670	$191	$—	$1,497	$17,358

Three Months Ended and as of:
April 2, 2005
Net sales	$1,297	$370	$19	$136	$1,822
Intercompany Sales	$4	$43	$74	$—	$—
Gross profit (loss)	$(972)	$102	$43	$101	$(726)
Long Lived Assets	$14,331	$155	$12	$2,352	$16,850

Six Months Ended and as of:
April 1, 2006
Net sales	$10,780	$967	$60	$283	$12,090
Intercompany Sales	$18	$67	$176	$—	$—
Gross profit	$1,170	$290	$101	$238	$1,799
Long Lived Assets	$15,670	$191	$—	$1,497	$17,358

Six Months Ended and as of:
April 2, 2005
Net sales	$4,823	$709	$56	$268	$5,856
Intercompany Sales	$9	$76	$139	$—	$—
Gross profit (loss)	$(717)	$162	$88	$198	$(269)
Long Lived Assets	$14,331	$155	$12	$2,352	$16,850

The Company had approximately $0.9 million in purchases of property, plant and equipment in the first six months of fiscal 2006 compared to $0.3 million in the first six months of fiscal 2005.

The Company’s foreign sales for the first three months of both fiscal 2006 and 2005 were principally to one customer located in Canada. The following table displays domestic and foreign revenue (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 1,	April 2,	April 1,	April 2,
($000’s)	2006	2005	2006	2005

Revenue
Domestic	$2,862	$1,586	$4,795	$5,104
Foreign	3,467	236	7,295	752
Total	$6,329	$1,822	$12,090	$5,856

The Company had one customer with sales greater than 10% of its total sales for the first six months of fiscal 2006. The customer accounted for 60% of the Company’s total sales for the period.

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

The Company intends to operate its MEMS business primarily as a contract manufacturer, producing and assisting in the design of end-users components under contract. The Company also expects to develop and produce its own proprietary devices.

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

The Company incurred net losses and losses from operations for each of its quarters from fiscal 1999 through its first fiscal quarter of 2006. These losses are a result of the level of the current MEMS-related revenue, which predominantly derive from orders for delivery of prototypes and new product development. The revenue for the second fiscal quarter of 2006 was predominantly related to the Company’s production volume shipments of one of its customer’s MEMS products. The Company’s MEMS-related revenue includes a telecommunications switch, and an infrared sensor used to detect gases in internal environments. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in the Company’s owned facility under long-term lease contracts. The Company started volume production shipments on one of its customer’s products in the first quarter of fiscal 2006. The Company plans to continue using its excess capacity to offset its high fixed costs by transitioning from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with several of its customers. This process depends in part on the general development and acceptance of MEMS technology, the success of the Company’s customers’ products and the ability to transition to high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing high-volume production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company’s operating results and liquidity.

On January 25, 2005, the Company sold equity securities in a private transaction to an investor group made up of Investor Growth Capital Limited, BA Venture Partners and Miramar Venture Partners (together, the “Investor Group”). In this transaction (the “Private Equity Transaction”), the Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisor, W.R. Hambrecht & Co. LLC (“WRH”) and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all of its indebtedness under a secured promissory note issued to L-3 Communications Corporation (“L-3”). The remainder of the net proceeds were used for general working capital needs and other corporate purposes, as defined in further detail below.

The Company expects to use the remainder of the net proceeds of the Private Equity Transaction primarily in pursuit of its strategy to transition to high volume production. No commitments or allocations have been made at this time, but anticipated uses include the following:  equipment, tooling and staff to support increased manufacturing; maintenance and improvement to the existing production line; increased marketing of the Company’s contract manufacturing services, and purchases of raw materials and other inventory to fulfill customer orders.

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

The Company’s MEMS development contracts do not have any rights of return. The Company’s MEMS production contracts allow for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date. The Company’s MEMS production contracts started in its first fiscal quarter of 2006 and did not have any sales returns in the three and six months ended April 1, 2006. Santa Barbara Tool & Die had minimal sales returns and IMT Analytical did not have any sales returns in the three and six months ended April 1, 2006. The Company’s warranty policy provides for the replacement of defective parts when a customer’s return request is submitted and approved within 30 days of the original shipment date. To date, warranty costs have not been significant and the Company does not have a reserve for returns.

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

Inventories:  The Company’s inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead. Inventories at April 1, 2006 were approximately $0.8 million.

Costs in Excess of Billings on Development Projects:  These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at April 1, 2006 were approximately $0.1 million and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:  These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at April 1, 2006 were approximately $0.9 million related to capitalized costs under the completed contract method of accounting, as described below.

Fair Value of Financial Instruments:  The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.7 million of the

Company’s mortgage indebtedness at April 1, 2006 has an interest rate of 5.65% and is carried at its full value.

Net Income or Loss per Common and Common Equivalent Share:  Net income or loss per common and common equivalent share is calculated using the treasury stock method, except in those periods where the effect of including common equivalent shares is anti-dilutive. Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per common share – assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. During a loss period, the assumed exercise of in-the-money stock options and warrants have an antidilutive effect. As a result, these shares are not included in the weighted average shares used in the calculation of basic and fully diluted loss per common share.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all small business issuers as of the beginning of the fiscal year that begins after December 15, 2005. The effect of adopting this statement will be to increase the Company’s compensation expense in the future.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

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

Results of Operations

Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005

Net Revenue. Net revenue was $6.3 million for the second quarter of fiscal 2006 compared to $1.8 million for the same period of fiscal 2005. The sales for the second quarter of fiscal 2006 consisted of $5.5 million of MEMS-related business, $0.7 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants. The sales increase, as compared to the same quarter of fiscal 2005, was due to the increase in deliveries of the Company’s MEMS production contract. The net revenue for the fiscal 2005 period consisted of $1.3 million of MEMS, $0.4 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.1 million from leasing of space to tenants.

Gross Profit. Gross profit was $1.5 million or 24.3% of revenue for the second quarter of fiscal 2006 compared to a gross loss of $0.7 million or costs in excess of revenue of 39.8% for the second quarter of fiscal 2005. The fiscal 2006 period saw the MEMS portion of the business generate a gross profit of $1.1 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.3 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The fiscal 2005 period saw the MEMS portion of the business generate a loss of $1.0 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.2 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The Company experienced a gross profit in the second quarter of fiscal 2006 due to an increase in revenue as compared to the same period of fiscal 2005, which resulted in the absorption of the factory fixed costs (e.g, depreciation, utilities). The Company started delivering production volume shipments of one of its customer’s products in the first fiscal quarter of 2006 and was able to improve its direct labor costs and product yields in the second fiscal quarter as it increased shipment volumes. As the Company migrates toward high volume production it anticipates increased absorption of its fixed costs. The Company had 145 production employees at the end of the second fiscal quarter of 2006 compared to 96 at the end of the same period of fiscal 2005.

Research and Development. Research and development (“R&D”) expense, as a percentage of net sales, was 1.8% for the second quarter of fiscal 2006 compared to 2.3% for the second quarter of fiscal 2005. R&D expenditures were approximately $0.1 million for the second quarter of fiscal 2006 and minimal for the same period of fiscal 2005. The Company had two employees focused on the development of new products and manufacturing processes as of the end of the second quarter of fiscal 2006 compared to four for the same period of fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”), as a percentage of net sales, was 8.7% for the second quarter of fiscal 2006 and 21.8% for the second quarter of fiscal 2005. SG&A expenses decreased as a percentage of sales in the second quarter of fiscal 2006 due to the increase in net revenue. Measured in dollars, SG&A expenditures were approximately $0.6 million for the second quarter of fiscal 2006 compared to $0.4 million for the same period of fiscal 2005. The Company had nine employees providing the services reported as SG&A as of the end of the second quarter of fiscal 2006 and seven as of the end of the same period of fiscal 2005. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.1 million for the second quarter of fiscal 2006 compared to $0.3 million for the second quarter of fiscal 2005. The interest expense is primarily associated with the Company’s property mortgage. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64,800 includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Preferred Stock Dividends. Preferred stock dividends of $0.2 million were accrued in the second fiscal quarter of both 2006 and 2005 related to the Private Equity Transaction, which was completed on January 25, 2005. A total of $3.6 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Six Months Ended April 1, 2006 Compared to Six Months Ended April 2, 2005

Net Revenue. Net revenue was $12.1 million for the first six months of fiscal 2006 compared to $5.9 million for the six months of fiscal 2005. The fiscal 2006 period revenues were made up of $10.8 million of MEMS-related business, $1.0 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.3 million from leasing of space to tenants. The fiscal 2005 period sales were made up of $4.8 million of MEMS-related business, $0.8 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.3 million from leasing of space to tenants. The Company completed a development contract with one of its customers in the telecommunications market for a value of $2.6 million in the first six months of fiscal 2006. The Company also began deliveries for its first production contract in the first six months of fiscal 2006. The Company completed a contract with L-3 Communications for $1.6 million in the first six months of 2005.

Gross Profit. Gross profit was $1.8 million or 14.9% of revenue for the first six months of fiscal 2006 compared to a gross loss of $0.3 million or costs in excess of revenue of 4.6% for the first six months of fiscal 2005. The MEMS-related business had a gross profit for the fiscal 2006 period of $1.2 million. Santa Barbara Tool and Die had a gross profit of $0.3 million and IMT Analytical had a gross profit of $0.1 million for the first six months of fiscal 2006. Leasing of space to tenants had a gross profit of $0.2 million for the first six months of fiscal 2006. The

MEMS related business had a gross loss for the fiscal 2005 period of $0.7 million. Santa Barbara Tool and Die and IMT Analytical combined for a gross profit of $0.2 million and leasing of space to tenants had a gross profit of $0.2 million for the first six months of fiscal 2005. The gross profit in the first six months of fiscal 2006 as compared to the gross loss for the first six months of fiscal 2005 is due to the increase in revenue resulting in absorption of the factory fixed costs (eg, depreciation, utilities). As the Company continues to migrates toward high volume production it expects to be able to increase the absorption of its fixed costs.

Research and Development. R&D expense, as a percentage of net sales, was 2.0% for the first six months of both fiscal 2006 and fiscal 2005. Measured in dollars, R&D expenses were $0.2 million in the first six months of fiscal 2006 compared to $0.1 million for the same period of fiscal 2005. R&D expenses as a percentage of revenue remained the same for both periods due to the increase in revenue in fiscal 2006.

Selling, General and Administrative Expenses. S,G&A expense, as a percentage of net sales, was 8.7% for the first six months of fiscal 2006 compared to 14.3% for the first six months of fiscal 2005. Expenses in dollars were $1.1 million for the first six months of fiscal 2006 compared to $0.8 million for the same period of fiscal 2005. The Company had nine employees providing the services reported as SG&A as of the end of the second quarter of fiscal 2006 and seven as of the end of the same period of fiscal 2005. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.3 million for the first six months of fiscal 2006 and $0.6 million for the first six months of fiscal 2005. The interest expense is primarily associated with the Company’s property mortgage. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64,800 includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Preferred Stock Dividends. Preferred stock dividends of $0.5 million were accrued in the second fiscal quarter of 2006, compared to $0.2 million for the same period of fiscal 2005, related to the Private Equity Transaction. A total of $3.6 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

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

On January 25, 2005, the Company sold equity securities in the Private Equity Transaction to the Investor Group. The Investor Group invested a total of $17.0 million in the Company in exchange for 1,000,000 Series A shares, 1,000,000 Series A-1 shares and warrants for the purchase of up to 500,000 shares of common stock, which were earned by the Investor Group when the Company failed to meet certain performance targets for 2005, at a purchase price of $0.30 per share. In connection with the transaction, the Company paid a fee of approximately $1.1 million to its financial advisors, WRH, and issued to WRH a warrant to purchase up to 113,333 shares of common stock at a price of $3.00 per share. The net proceeds to the Company were approximately $15.7 million, assuming no exercise of the warrants referenced above. On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay the Note due to L-3. The remainder of the net proceeds are being used for general working capital needs and other corporate purposes.

The Company’s cash balance was $7.5 million at April 1, 2006 compared to $9.3 million at October 1, 2005. The decrease in cash is primarily related the use of $0.8 million of cash for operations in the first six months of fiscal 2006. The Company had $0.9 million in expenditures for capital equipment in the first six months of fiscal 2006. The Company used $0.1 million for the payment of the principal on its mortgage.

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

The Company had $0.2 million in purchase commitments associated with capital expenditures at April 1, 2006.

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

The Company has incurred losses since 1999 and it emerged from bankruptcy in 2001.

Although the Company generated a profit in the second fiscal quarter of 2006, it has incurred net losses and losses from operations for each of its quarters from fiscal 1999 through its first fiscal quarter of 2006. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net profit of $0.9 million for the three month period ended April 1, 2006. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

In the past the Company has not satisfied its liquidity requirements without the infusion of capital, which may not be available on acceptable terms or at all.

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

The Company relies significantly on a single customer, the loss of which would have a negative effect on the Company’s results of operations.

The Company’s sales have been significantly concentrated in fiscal 2006. For the second fiscal quarter of 2006 and the first six months of fiscal 2006, the Company’s largest customer accounted for approximately 55 percent and 60 percent, respectively, of the Company’s total sales. This same customer was one of the Company’s top three customers in fiscal 2005, accounting for approximately 11 percent of the Company’s total sales. The Company’s next five largest customers accounted for approximately 27 percent and 22 percent, on an aggregate basis, for the second fiscal quarter of 2006 and the first six months of fiscal 2006, respectively, with none of these customers accounting for ten percent or more of the Company’s total sales. The Company believes the risk posed by this sales concentration is mitigated by the fact that the largest customer has been a customer of the Company since fiscal 2003 and the Company is confident that the business relationship will continue with its largest customer for the foreseeable future.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had $0.9 million in purchases of property, plant and equipment in the first six months of 2006. During fiscal 2006, the Company plans to make approximately $3.5 million in purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, lease financing, existing cash balances, including the $15.7 million net proceeds of the Private Equity Transaction, and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years. There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company. If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of the Company’s internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement will first apply to the Company’s annual report for the period ending September 30, 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. The Company may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, the attestation process by the Company’s independent registered public accountants is new to the Company and the Company may encounter problems or delays in completing the implementation and requested improvements and receiving an attestation of the assessment by its independent registered public accountants. If the Company cannot assess its internal control over financial reporting as effective, or the Company’s independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence may be negatively impacted.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business and the matters described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 1, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

 Item 4. Submission of Matters to a Vote of Security Holders

Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, the Company’s stockholders voted on the following matters:

(1)          Proposal to elect two Class III directors to serve for a three-year term and until their respective successors have been elected and qualified.

	For	Against	Abstain
Dr. Jill Wittels	3,519,660	—	2,314
Dr. Malcolm Currie	3,519,476	—	2,498

(2)          Proposal to ratify the appointment of BDO Seidman, LLP as our registered public accounting firm for the fiscal year ending September 30, 2006.

	For	Against	Abstain
BDO Seidman, LLP	9,181,520	257	6,896

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

INNOVATIVE MICRO TECHNOLOGY, INC.
(Registrant)

Dated: May 15, 2006	/s/John S. Foster
John S. Foster
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated:May 15, 2006	/s/Peter T. Altavilla
Peter T. Altavilla
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)