Form 10QSB
period 2006-07-01
INNOVATIVE MICRO TECHNOLOGY INC
filed 2006-08-15
CIK 6948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒         Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2006.

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

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,953,880 shares of $.0001 par value common stock as of August 11, 2006.  In addition, the issuer has outstanding 1,000,000 shares of Series A-1 Convertible Preferred Stock, which is currently convertible into 5,666,700 shares of common stock at the option of the holders.

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

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Operations - Unaudited
(In  thousands, except per share data)

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Nine Months Ended July 1, 2006	Nine Months Ended July 2, 2005

Net revenue
MEMS and Other	$5,016	$1,727	$16,823	$7,315
Rental Income	150	143	433	411
	5,166	1,870	17,256	7,726

Cost of revenues
MEMS and Other	4,603	2,838	14,849	8,893
Expenses applicable to rental income	22	35	67	105
	4,625	2,873	14,916	8,998
Gross profit (loss)	541	(1,003)	2,340	(1,272)

Research and development expenses	133	33	373	153
Selling, general and administrative expenses	619	443	1,674	1,282

Total operating expenses	752	476	2,047	1,435

Income (loss) from operations	(211)	(1,479)	293	(2,707)

Interest income	93	80	252	128
Interest expense	(144)	(276)	(434)	(857)
Other income, net	8	7	89	23

Other income (expense), net	(43)	(189)	(93)	(706)
Income (loss) before provision for income taxes	(254)	(1,668)	200	(3,413)
Provision for income taxes	5	4	17	16

Net income (loss)	(259)	(1,672)	183	(3,429)
Preferred stock dividends	(241)	(235)	(714)	(409)
Net income (loss) available to common stockholders	$(500)	$(1,907)	$(531)	$(3,838)

Net loss per share:
Loss per common share- basic and diluted	$(0.04)	$(0.15)	$(0.04)	$(0.37)

Weighted average number of common shares outstanding:
Common shares- basic	12,621	12,621	12,621	10,244

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Balance Sheets - Unaudited
(In  thousands, except share and par value data)

	July 1, 2006	Oct 1, 2005
ASSETS

Current Assets:
Cash	$8,067	$9,321
Accounts receivable, net	2,345	2,106
Inventories	1,018	—
Costs in excess of billings for development projects	35	45
Costs in excess of billings for development projects- related party	41	24
Prepaid expenses and other	285	525
Total current assets	11,791	12,021
Property, plant and equipment, at cost	23,273	21,281
Less-accumulated depreciation	(5,141)	(4,376)
Total property, plant and equipment	18,132	16,905

Other assets	464	411
Total assets	$30,387	$29,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$230	$221
Accounts payable and accrued expenses	1,547	627
Accrued payroll and benefits	1,310	1,004
Billings in excess of costs for development projects	644	852
Other current liabilities	296	235
Total current liabilities	4,027	2,939
Long-term debt, net	9,449	9,622
Other liabilities	—	48

Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A redeemable preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $15,129, including accrued and unpaid dividends of $962)	14,425	13,711

Stockholders’ Equity:
Preferred stock, $.0001 par value, authorized 2,500,000 shares, Series A-1 convertible preferred stock, 1,000,000 shares issued and outstanding (aggregate liquidation value of $2,833)	2,614	2,614
Common stock, $.0001 par value, 25,000,000 shares authorized, 6,953,880 shares issued at July 1, 2006 and October 1, 2005	1	1
Paid-in capital	23,141	23,141
Accumulated deficit	(23,270)	(22,739)
Total stockholders’ equity	2,486	3,017
Total liabilities and stockholders’ equity	$30,387	$29,337

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

INNOVATIVE MICRO TECHNOLOGY, INC.

Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Nine Months Ended July 1, 2006	Nine Months Ended July 2, 2005
Cash Flows from Operating Activities:
Net income (loss)	$183	$(3,429)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	765	876
Loss on disposal of property, plant and equipment	—	4
Changes in assets and liabilities:
Accounts receivable, net	(239)	(101)
Inventories	(1,018)	—
Costs in excess of billings on development projects	(7)	(6)
Prepaid expenses and other	240	(224)
Other assets	(53)	(121)
Accounts payable and accrued expenses	920	(178)
Accrued payroll and benefits	306	172
Billings in excess of costs on development projects	(208)	479
Billings in excess of costs on development projects- related party	—	(693)
Other current liabilities	61	(178)
Net cash flows provided by (used in) operating activities	902	(3,399)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,992)	(699)
Net cash flows used in investing activities	(1,992)	(699)

Cash Flows from Financing Activities:
Proceeds from sale of redeemable preferred stock	—	17,000
Proceeds from sale of common stock	—	88
Equity issuance costs	—	(1,322)
Proceeds from loan		9,895
Repayment of debt	(164)	(10,800)
Net cash flows (used in) provided by financing activities	(164)	14,861

Net decrease in cash	(1,254)	10,763
Cash at beginning of period	9,321	429
Cash at end of period	$8,067	$11,192

Supplemental Cash Flow Data:
Interest paid	$419	$857
Income taxes paid	$18	$19

Supplemental disclosure on non-cash financing activity:
Preferred stock dividends	$714	$409

The accompanying Selected Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Selected Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 1, 2006

Note A: Basis of Presentation

The Company incurred net losses and losses from operations for each of its quarters from fiscal 1999 through its third fiscal quarter of 2006, except for one quarter of profitability in its second fiscal quarter of 2006. The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 (the “Chapter 11 Reorganization”) and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $0.3 million for the three months ended July 1, 2006. It expects to continue to incur operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may return to profitability.  The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses.  As a result, it will need to significantly increase its revenues to achieve consistent profitability.  Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

On June 30, 2005, the Company secured a new mortgage of $9.9 million (see Note E — Debt). Related to this transaction, the Company created a wholly-owned subsidiary entitled Robin Hill Business Park, LLC (“RHBP”). The new entity is consolidated within the accompanying financial statements.

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

On January 25, 2005, the Company used approximately $1.6 million of the net proceeds to repay all indebtedness under a Secured Promissory Note issued to L-3 Communications Corporation (“L-3”).  The remainder of the net proceeds of the transaction were used for general working capital needs and other corporate purposes. Until applied to specific purposes, the Company is investing the net proceeds of the Private Equity Transaction in short and medium-term interest bearing accounts at insured institutions and government issued debt securities.  The value of these highly liquid investments is reported under “cash and cash equivalents” on the Company’s balance sheet.

Operating results for the three months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended October 1, 2005.

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

Inventories:   The Company’s inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead. Inventories at July 1, 2006 were approximately $1.0 million.

Costs in Excess of Billings on Development Projects:    These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at July 1, 2006 were approximately $0.1 million and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:     These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at July 1, 2006 were approximately $0.6 million related to capitalized costs and related billings under the completed contract method of accounting, as described below.

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

The Company’s MEMS development contracts and production contracts do not have any rights of return. The Company’s MEMS production contracts allow for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date. The Company’s MEMS production contracts started in its first fiscal quarter of 2006 and did not have any sales returns in the three and nine months ended July 1, 2006. Santa Barbara Tool & Die had minimal sales returns and IMT Analytical did not have any sales returns in the three and nine months ended July 1, 2006. The Company’s warranty policy provides for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

A portion of the Company’s facilities is leased to a tenant under a long-term contract. The terms of the lease expires within the next year with renewal options. Rental income is recorded on a straight-line basis.

Fair Value of Financial Instruments:     The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.7 million of the Company’s mortgage indebtedness at July 1, 2006 has an interest rate of 5.65% and is carried at its full value.

Net Income or Loss per Common and Common Equivalent Share:    Net income or loss per common and common equivalent share is calculated using the treasury stock method, except in those periods where the effect of including common equivalent shares is anti-dilutive. Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Earnings per common share — assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. During a loss period, the assumed exercise of in-the-money stock options and warrants have an antidilutive effect. As a result, these shares are not included in the weighted average shares used in the calculation of basic and fully diluted loss per common share.

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

Note C:  Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three and nine month period ended July 1, 2006 and July 2, 2005, consistent with the provisions of FAS No. 123, the Company’s net income or loss and income or loss per share would have been changed to the pro forma amounts indicated below:

	(In thousands, except per common share amounts)
	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Nine Months Ended July 1, 2006	Nine Months Ended July 2, 2005

Net loss available to common stockholders— as reported	$(500)	$(1,907)	$(531)	$(3,838)
Less — fair value of stock-based employee compensation expense	(16)	(2)	(44)	(3)
Net loss available to common stockholders— pro forma	$(516)	$(1,909)	$(575)	$(3,841)
Net loss per share (basic and diluted) — as reported	$(0.04)	$(0.15)	$(0.04)	$(0.37)
Net loss available to common stockholders per share (basic and diluted) — pro forma	$(0.04)	$(0.15)	$(0.05)	$(0.37)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Nine Months Ended July 1, 2006	Nine Months Ended July 2, 2005

Risk free interest rate	4.28%	3.87%	4.25%	3.69%
Expected life	3 years	4 years	3 years	4 years
Expected volatility	46%	63%	46%	63%

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

The Company had no accounts receivable from L-3 as of July 1, 2006.

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

The Company’s long-term debt is summarized below, reflecting the above transactions (in thousands):

July 1, 2006
Property mortgage	$9,678
Less - Current portion	(229)
Total	$9,449

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

Basic and diluted net income or loss per share computed in accordance with SFAS 128 for the three and nine months ended July 1, 2006 and July 2, 2005 are as follows:

	(In thousands, except per share amounts)
	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Nine Months Ended July 1, 2006	Nine Months Ended July 2, 2005

BASIC AND DILUTED EPS
Net loss available to common stockholders	$(500)	$(1,907)	$(531)	$(3,838)
Denominator: weighted average common shares outstanding	12,621	12,621	12,621	10,244
Net loss available to common stockholders per share — basic and diluted	$(0.04)	$(0.15)	$(0.04)	$(0.37)

The following potentially dilutive securities were outstanding at July 1, 2006 and were not included above because to do so would be anti-dilutive: options to purchase 2,464,652 shares of common stock at prices ranging from $0.30 to $5.35, warrants to purchase 350,000 shares of common stock at a price of $7.29 per share with a term of 36 months ending September 3, 2006, which were anti-dilutive and warrants to purchase 68,777 of common stock at a price of $7.29 per share with a term of 36 months ending September 30, 2006, which were anti-dilutive. Additionally, in connection with the January 25, 2005 Investor Group transaction, the Company issued warrants for the purchase of up to 500,000 shares of common stock at a purchase price of $0.30 per share, which were dilutive and a warrant to WRH to purchase up to 113,333 shares of common stock at a price of $3.00 per share, which were dilutive. The value of these warrants provided to WRH were determined to be $2,000 using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.55%, an expected volatility of 63%, a warrant term of  3 years, and no expected dividends. The warrants were determined to have de minimus value, but were recorded within common stock.

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

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes,(FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, the Company records such changes in judgment, including audit settlements, as a component of its income tax provision. Thus, the reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which the Company records income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

MEMS devices are made using modern wafer-processing technology, similar to that used in making silicon electronic devices. The factor that distinguishes MEMS devices is that they are designed to include moving parts, hence the “mechanical” part of the name.  Common uses for MEMS devices are automotive air-bag sensors (accelerometers), pressure and airflow sensors, and inkjet printer heads.  Santa Barbara Tool and Die is a machine, model and die shop manufacturing high-precision parts and tooling for its customers. IMT Analytical is an analytical lab that uses the Company’s specialized testing equipment to analyze samples submitted by customers for dimension, material makeup, and material crystal properties. The Company has approximately 34,000 square feet of building space available to lease. As of July 1, 2006, approximately 31,000 square feet were under long-term lease arrangements and the payments received are reported as rental income.

The Company’s management evaluates performance of each segment primarily on the net sales and gross profit (loss). Research and development and general and administrative expenses are not allocated to or among the segments.

The following table represents net sales, gross profit (loss) and long-lived assets by segment (in thousands):

	MEMS	Santa Barbara Tool and Die	IMT Analytical	Rental Income	Total
Three Months Ended and as of:
July 1, 2006
Net sales	$4,615	$379	$22	$150	$5,166
Intercompany sales	$14	$41	$127	$—	$—
Gross profit	$224	$97	$41	$121	$541
Long lived assets	$16,431	$224	$—	$1,477	$18,132
Three Months Ended and as of:
July 2, 2005
Net sales	$1,414	$286	$27	$143	$1,870
Intercompany Sales	$5	$26	$77	$—	$—
Gross profit (loss)	$(1,209)	$46	$52	$108	$(1,003)
Long Lived Assets	$14,522	$149	$6	$2,321	$16,998
Nine Months Ended and as of:
July 1, 2006
Net sales	$15,395	$1,346	$82	$433	$17,256
Intercompany Sales	$32	$108	$303	$—	$—
Gross profit	$1,394	$387	$193	$366	$2,340
Long Lived Assets	$16,431	$224	$—	$1,477	$18,132
Nine Months Ended and as of:
July 2, 2005
Net sales	$6,237	$995	$83	$411	$7,726
Intercompany Sales	$14	$102	$216	$—	$—
Gross profit (loss)	$(1,926)	$208	$140	$306	$(1,272)
Long Lived Assets	$14,522	$149	$6	$2,321	$16,998

The Company had approximately $2.0 million in purchases of property, plant and equipment in the first nine months of fiscal 2006 compared to $0.7 million in the first nine months of fiscal 2005.

The Company’s foreign sales for the first three months of both fiscal 2006 and 2005 were principally to one customer located in Canada. The following table displays domestic and foreign revenue (in thousands):

($000’s)	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Nine Months Ended July 1, 2006	Nine Months Ended July 2, 2005
Revenue
Domestic	$2,271	$1,668	$7,066	$6,773
Foreign	2,895	202	10,190	953
Total	$5,166	$1,870	$17,256	$7,726

The Company had one customer with sales greater than 10% of its total sales for the first nine months of fiscal 2006. The customer accounted for 59% of the Company’s total sales for the period.

Subsequent Event

On July 24, 2006, Innovative Micro Technology, Inc. (the “Company”) received the written consent from a majority of its stockholders, acting by written consent, approving a reverse stock split (the “Reverse Stock Split”) which is intended to take the Company private. Under the terms of the Reverse Stock Split, each 1,000 shares of the Company’s common stock, $0.0001 par value per share, will be converted into one share of common stock and holders of less than 1,000 shares of common stock prior to the Reverse Stock Split will receive cash in the amount of $2.15 per pre-split share at a total estimated cost of approximately $283 thousand.

Following the Reverse Stock Split, the Company will effect a 1,000-for-one forward split (“Forward Stock Split”) so that the number of shares held by each holder of at least one share of common stock following the Reverse Stock Split will ultimately be unchanged.

The Company obtained this approval of the holders of a majority of its shares of preferred stock and a majority of its shares entitled to vote as a class with its common stock by written consent in accordance with Delaware law. On August 4, 2006, the Company filed a preliminary Information Statement on Schedule 14C under the Securities Exchange Act of 1934, as amended.  Following review by the Securities and Exchange Commission (“SEC”), the Company intends to distribute a definitive Information Statement to all holders of its common stock and to effect the Reverse Stock Split 20 days following distribution of the Information Statement to its stockholders.

The anticipated result of the Reverse Stock Split will be to reduce the number of our stockholders of record to fewer than 300.  Thereafter, the Company intends to cease filing periodic reports with the SEC following consummation of the Reverse/Forward Stock Split in accordance with the rules and regulations of the SEC.

The Board of Directors recently approved the Reverse Stock Split based on the recommendation of a Special Committee of the Board comprised of independent directors and its determination that the Company achieves few of the benefits of public ownership because, among other things, of a lack of an active trading market for its common stock while remaining burdened with the significant and increasing costs of being a publicly held company.

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

The Company owns a 30,000 square foot wafer fabrication facility that was originally developed for its magnetic recording head business.  Without modification, the facility is capable of manufacturing advanced design MEMS in commercial volumes using six-inch wafers. The Company started volume production shipments on one of its customer’s products in the first quarter of fiscal 2006 and added a second customer in the third fiscal quarter of 2006. The facility is also used for making prototypes and for new product development. Until the Company has sufficient volume production, this results in significant unused capacity and sales that do not support the high fixed costs of operating a wafer fabrication facility.

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

The Company incurred net losses and losses from operations for each of its quarters from fiscal 1999 through its third fiscal quarter of 2006, except for one quarter of profitability in its second fiscal quarter of 2006. These losses are a result of the level of the current MEMS-related revenue. The revenue for the third fiscal quarter of 2006 was predominantly related to the Company’s production volume shipments of one of its customer’s MEMS products. The Company’s MEMS-related revenue includes a telecommunications switch, and an infrared sensor used to detect gases in internal environments. Additional revenue was contributed by Santa Barbara Tool & Die, IMT Analytical and leasing of excess space in the Company’s owned facility under long-term lease contracts. The Company started volume production shipments on one of its customer’s products in the first quarter of fiscal 2006 and added a second customer in the third fiscal quarter of 2006. The Company plans to continue using its excess capacity to offset its high fixed costs by transitioning from prototype and product development orders to the product qualification phase and ultimately to high-volume production orders with several of its customers.  This transition depends in part on the continuing development and acceptance of MEMS technology, the success of the Company’s customers’ products and the ability to increase its high-volume production. While the Company is devoting significant engineering resources to these efforts, there can be no assurances that the Company will succeed in securing sufficient high-volume production orders. To the extent that the Company is unable to do so, there would be a material adverse effect on the Company’s operating results and liquidity.

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

The Company’s MEMS development contracts and production contracts do not have any rights of return. The Company’s MEMS production contracts allow for the replacement of defective parts when the customer’s return request is approved within 30 days of the original shipment date. The Company’s MEMS production contracts started in its first fiscal quarter of 2006 and did not have any sales returns in the three and nine months ended July 1, 2006. Santa Barbara Tool & Die had minimal sales returns and IMT Analytical did not have any sales returns in the three and nine months ended July 1, 2006. The Company’s warranty policy provides for the replacement of defective parts when a customer’s return request is submitted and approved within 30 days of the original shipment date.  To date, warranty costs have not been significant and the Company does not have a reserve for returns.

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

Inventories:   The Company’s inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of purchased materials and services, direct production labor and manufacturing overhead. Inventories at July 1, 2006 were approximately $1.0 million.

Costs in Excess of Billings on Development Projects:   These amounts reflect the excess of accumulated costs over the billings as defined in the completed contract method of accounting for long-term contracts. Costs in excess of billings at July 1, 2006 were approximately $0.1 million and related to capitalized costs under the completed contract method of accounting, as described below.

Billings in Excess of Costs on Development Projects:   These amounts reflect the excess of billings over the accumulated costs as defined in the completed contract method of accounting for long-term contracts. Billings in excess of costs at July 1, 2006 were approximately $0.6 million related to capitalized costs under the completed contract method of accounting, as described below.

Fair Value of Financial Instruments:   The carrying amounts of cash, customer receivables, trade accounts payable and other accrued liabilities approximate their fair value because of their short maturity. The carrying amount of approximately $9.7 million of the

Company’s mortgage indebtedness at July 1, 2006 has an interest rate of 5.65% and is carried at its full value.

Net Income or Loss per Common and Common Equivalent Share:   Net income or loss per common and common equivalent share is calculated using the treasury stock method, except in those periods where the effect of including common equivalent shares is anti-dilutive. Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Earnings per common share — assuming dilution is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. During a loss period, the assumed exercise of in-the-money stock options and warrants have an antidilutive effect. As a result, these shares are not included in the weighted average shares used in the calculation of basic and fully diluted loss per common share.

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

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance of FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes,(FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, the Company records such changes in judgment, including audit settlements, as a component of its income tax provision. Thus, the reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which the Company records income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

Results of Operations

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Net Revenue. Net revenue was $5.2 million for the third quarter of fiscal 2006 compared to $1.9 million for the same period of fiscal 2005. The sales for the third quarter of fiscal 2006 consisted of $4.6 million of MEMS-related business, $0.4 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.2 million from leasing of space to tenants. The sales increase, as compared to the same quarter of fiscal 2005, was due to the increase in deliveries of the Company’s MEMS production contract. The net revenue for the fiscal 2005 period consisted of $1.4 million of MEMS, $0.3 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.2 million from leasing of space to tenants.

Gross Profit. Gross profit was $0.5 million or 10.4% of revenue for the third quarter of fiscal 2006 compared to a gross loss of $1.0 million or costs in excess of revenue of 53.6% for the third quarter of fiscal 2005. The fiscal 2006 period saw the MEMS portion of the business generate a gross profit of $0.2 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.2 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The fiscal 2005 period saw the MEMS portion of the business generate a loss of $1.2 million, the combination of Santa Barbara Tool and Die and IMT Analytical generated a $0.1 million gross profit and leasing of space to tenants provided a $0.1 million gross profit. The Company’s increased gross profit for the third quarter of fiscal 2006 compared to the loss for the same quarter of fiscal 2005 was due to an increase in revenue in the MEMS portion of the business, which resulted in the absorption of a greater level of factory fixed costs (e.g, depreciation, utilities). The Company started delivering production volume shipments of one of its customer’s products in the first fiscal quarter of 2006 and was able to improve its direct labor costs and product yields in the third fiscal quarter as it increased shipment volumes. As the Company migrates toward high volume production it anticipates increased absorption of its fixed costs. The Company had 159 production employees at the end of the third fiscal quarter of 2006 compared to 126 at the end of the same period of fiscal 2005.

Research and Development. Research and development (“R&D”) expense, as a percentage of net sales, was 2.6% for the third quarter of fiscal 2006 compared to 1.8% for the third quarter of fiscal 2005. R&D expenditures were approximately $0.1 million for the third quarter of fiscal 2006 and $0.1 million for the same period of fiscal 2005. The Company had one employee focused on the development of new products and manufacturing processes as of the end of the third quarter of fiscal 2006 compared to four for the same period of fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”), as a percentage of net sales, was 12.0% for the third quarter of fiscal 2006 and 23.7% for the third quarter of fiscal 2005. SG&A expenses decreased as a percentage of sales in the third quarter of fiscal 2006 due to the increase in net revenue. Measured in dollars, SG&A expenditures were approximately $0.6 million for the third quarter of fiscal 2006 compared to $0.4 million for the same period of fiscal 2005. The Company had ten employees providing the services reported as SG&A as of the end of the third quarter of fiscal 2006 and seven as of the end of the same period of fiscal 2005. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.1 million for the third quarter of fiscal 2006 compared to $0.3 million for the third quarter of fiscal 2005. The interest expense is primarily associated with the Company’s property mortgage. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64,800 includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Preferred Stock Dividends. Preferred stock dividends of $0.2 million were accrued in the third fiscal quarter of both 2006 and 2005 related to the Private Equity Transaction, which was completed on January 25, 2005. A total of $3.9 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Nine Months Ended July 1, 2006 Compared to Nine Months Ended July 2, 2005

Net Revenue. Net revenue was $17.3 million for the first nine months of fiscal 2006 compared to $7.7 million for the nine months of fiscal 2005. The fiscal 2006 period revenues were made up of $15.4 million of MEMS-related business, $1.4 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.5 million from leasing of space to tenants. The fiscal 2005 period sales were made up of $6.2 million of MEMS-related business, $1.1 million from the combination of Santa Barbara Tool and Die and IMT Analytical and $0.4 million from leasing of space to tenants. The Company completed a development contract with one of its customers in the telecommunications market for a value of $2.6 million in the first nine months of fiscal 2006. The Company also began deliveries for its first production contract in the first nine months of fiscal 2006. The Company completed a contract with L-3 Communications for $1.6 million in the first nine months of 2005.

Gross Profit. Gross profit was $2.3 million or 13.5% of revenue for the first nine months of fiscal 2006 compared to a gross loss of $1.3 million or costs in excess of revenue of 16.5% for the first nine months of fiscal 2005. The MEMS-related business had a gross profit for the fiscal 2006 period of $1.4 million. Santa Barbara Tool and Die had a gross profit of $0.4 million and IMT Analytical had a gross profit of $0.2 million for the first nine months of fiscal 2006. Leasing of space to tenants had a gross profit of $0.3 million for the first nine months of fiscal 2006. The

MEMS related business had a gross loss for the fiscal 2005 period of $1.9 million. Santa Barbara Tool and Die and IMT Analytical combined for a gross profit of $0.3 million and leasing of space to tenants had a gross profit of $0.3 million for the first nine months of fiscal 2005. The gross profit in the first nine months of fiscal 2006 as compared to the gross loss for the first nine months of fiscal 2005 is due to the increase in revenue resulting in absorption of the factory fixed costs (eg, depreciation, utilities). As the Company continues to migrate toward high volume production it expects to be able to increase the absorption of its fixed costs.

Research and Development. R&D expense, as a percentage of net sales, was 2.2% for the first nine months of both fiscal 2006 and fiscal 2005. Measured in dollars, R&D expenses were $0.4 million in the first nine months of fiscal 2006 compared to $0.2 million for the same period of fiscal 2005. R&D expenses as a percentage of revenue remained the same for both periods due to the increase in revenue in fiscal 2006.

Selling, General and Administrative Expenses. S,G&A expense, as a percentage of net sales, was 9.7% for the first nine months of fiscal 2006 compared to 16.6% for the first nine months of fiscal 2005. Expenses in dollars were $1.7 million for the first nine months of fiscal 2006 compared to $1.3 million for the same period of fiscal 2005. The Company had ten employees providing the services reported as SG&A as of the end of the third quarter of fiscal 2006 and seven as of the end of the same period of fiscal 2005. These services include sales and marketing, accounting, information systems, human resources and administration.

Interest Expense. Interest expense was $0.4 million for the first nine months of fiscal 2006 and $0.9 million for the first nine months of fiscal 2005. The interest expense is primarily associated with the Company’s property mortgage. On June 30 2005, the Company secured a new mortgage of $9.9 million with an annual interest rate of 5.65%. The loan is due on July 1, 2015 and the monthly payment of $64,800 includes principal amortization computed using a 22.5 year life. The reduction in interest rate from 12% on the previous mortgage to 5.65% on the new mortgage provides the Company with an annual interest cost savings of approximately $0.5 million.

Preferred Stock Dividends. Preferred stock dividends of $0.7 million were accrued in the third fiscal quarter of 2006, compared to $0.4 million for the same period of fiscal 2005, related to the Private Equity Transaction. A total of $3.9 million in dividends will be incurred over the period beginning on January 25, 2005 and ending on January 24, 2009.

Liquidity and Capital Resources

The Company’s principal funding need is for working capital to fund continuing operations, research and development and expansion of the business.  The Company expects to meet its needs for liquidity during fiscal 2006 with funds from operations. The Company’s ability to generate revenue from operations in the future will depend heavily on its ability to increase its volume production of its MEMS products. Although the Company is devoting substantial engineering and manufacturing resources to its production goals, there can be no assurances that the Company will achieve planned production levels. Accordingly, in the future, the Company may need to obtain additional funds for operations by the sale of equity securities or borrowing, but it can give no assurance that debt or equity financing will be available on terms that are acceptable to the Company, or at all.

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

The Company’s cash balance was $8.1 million at July 1, 2006 compared to $9.3 million at October 1, 2005. The decrease in cash is primarily related to the use of $2.0 million of cash for capital equipment expenditures in the first nine months of fiscal 2006. The Company generated $0.9 million in cash from operating activities during this same period. The Company used $0.1 million for the payment of the principal on its mortgage.

The MEMS industry is capital intensive and requires expenditures for research and development in order to develop and take advantage of technological improvements and new technologies. In fiscal 2006, the Company plans to have approximately $3.5 million in capital expenditures. The Company’s profitability is heavily dependent upon its ability to increase its volume production of its MEMS products. Although the Company is devoting substantial engineering and manufacturing resources to these efforts, there can be no assurances that the Company will achieve this increase in volume production.

The Company had $1.3 million in purchase commitments associated with capital expenditures at July 1, 2006.

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

Subsequent Event

On July 24, 2006, Innovative Micro Technology, Inc. (the “Company”) received the written consent from a majority of its stockholders, acting by written consent, approving a reverse stock split (the “Reverse Stock Split”) which is intended to take the Company private. Under the terms of the Reverse Stock Split, each 1,000 shares of the Company’s common stock, $0.0001 par value per share, will be converted into one share of common stock and holders of less than 1,000 shares of common stock prior to the Reverse Stock Split will receive cash in the amount of $2.15 per pre-split share at a total estimated cost of approximately $283 thousand.

Following the Reverse Stock Split, the Company will effect a 1,000-for-one forward split (“Forward Stock Split”) so that the number of shares held by each holder of at least one share of common stock following the Reverse Stock Split will ultimately be unchanged.

The Company obtained this approval of the holders of a majority of its shares of preferred stock and a majority of its shares entitled to vote as a class with its common stock by written consent in accordance with Delaware law. On August 4, 2006, the Company filed a preliminary Information Statement on Schedule 14C under the Securities Exchange Act of 1934, as amended.  Following review by the Securities and Exchange Commission (“SEC”), the Company intends to distribute a definitive Information Statement to all holders of its common stock and to effect the Reverse Stock Split 20 days following distribution of the Information Statement to its stockholders.

The anticipated result of the Reverse Stock Split will be to reduce the number of our stockholders of record to fewer than 300.  Thereafter, the Company intends to cease filing periodic reports with the SEC following consummation of the Reverse/Forward Stock Split in accordance with the rules and regulations of the SEC.

The Board of Directors recently approved the Reverse Stock Split based on the recommendation of a Special Committee of the Board comprised of independent directors and its determination that the Company achieves few of the benefits of public ownership because, among other things, of a lack of an active trading market for its common stock while remaining burdened with the significant and increasing costs of being a publicly held company.

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

Although the Company generated a profit in the third fiscal quarter of 2006, it has incurred net losses and losses from operations for each of its quarters from fiscal 1999 through its first fiscal quarter of 2006.  The Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2000 and, on emergence from bankruptcy, all of the previously issued and outstanding common stock was canceled without consideration to the holders. The Company incurred a net loss of $0.3 million for the three month period ended July 1, 2006. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, it will need to significantly increase its revenues to achieve profitability. Although the Company’s revenues have increased, the growth may not continue at the current rate or at all.

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

The Company’s sales have been significantly concentrated in fiscal 2006. For the third fiscal quarter of 2006 and the first nine months of fiscal 2006, the Company’s largest customer accounted for approximately 56 percent and 59 percent, respectively, of the Company’s total sales. This same customer was one of the Company’s top three customers in fiscal 2005, accounting for approximately 11 percent of the Company’s total sales. The Company’s next five largest customers accounted for approximately 28 percent and 23 percent, on an aggregate basis, for the third fiscal quarter of 2006 and the first nine months of fiscal 2006,  respectively, with none of these customers accounting for ten percent or more of the Company’s total sales. The

Company believes the risk posed by this sales concentration is mitigated by the fact that the largest customer has been a customer of the Company since fiscal 2003 and the Company is confident that the business relationship will continue with its largest customer for the foreseeable future.

The Company operates in the MEMS industry, which is capital intensive.

The MEMS industry is capital intensive and requires expenditures for facilities, equipment and research and development to develop and keep pace with technological improvements. The Company believes that to achieve its objectives, it will need additional resources over the next several years for capital expenditures, working capital and research and development. The Company had $2.0 million in purchases of property, plant and equipment in the first nine months of 2006.  During fiscal 2006, the Company plans to make approximately $3.5 million in purchases of property, plant and equipment. The Company believes that it will be able to fund future expenditures from a combination of new capital infusion, lease financing, existing cash balances, including the $15.7 million net proceeds of the Private Equity Transaction, and cash flow from operations. The Company may need additional sources of capital to meet requirements in future years.  There is no assurance that additional funds will be available to the Company or, if available, that the terms and conditions will be acceptable to the Company.  If the Company cannot obtain sufficient capital, it would need to curtail its operating and capital expenditures, which would adversely affect the Company’s future operating results and could prevent the Company from competing successfully in the MEMS industry.

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

On July 24, 2006, Innovative Micro Technology, Inc. (the “Company”) received the written consent from a majority of its stockholders, acting by written consent, approving a reverse stock split (the “Reverse Stock Split”) which is intended to take the Company private. Under the terms of the Reverse Stock Split, each 1,000 shares of the Company’s common stock, $0.0001 par value per share, will be converted into one share of common stock and holders of less than 1,000 shares of common stock prior to the Reverse Stock Split will receive cash in the amount of $2.15 per pre-split share at a total estimated cost of approximately $283 thousand.

The anticipated result of the Reverse Stock Split will be to reduce the number of our stockholders of record to fewer than 300.  Thereafter, the Company intends to cease filing periodic reports with the SEC following consummation of the Reverse/Forward Stock Split in accordance with the rules and regulations of the SEC.

The Board of Directors recently approved the Reverse Stock Split based on the recommendation of a Special Committee of the Board comprised of independent directors and its determination that the Company achieves few of the benefits of public ownership because, among other things, of a lack of an active trading market for its common stock while remaining burdened with the significant and increasing costs of being a publicly held company.

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

Item 3.  Controls And Procedures

Evaluation of the disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer of the Company, have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. The Company found a material weakness in the application of accounting policy related to inventory valuation during the third quarter of fiscal 2006. Certain tests undertaken in the preparation of the third quarter of fiscal 2006 financial statements for the review of excess inventory conditions were determined to have underestimated the Company’s customer unique inventory value and, therefore, overestimated cost of sales. An adjustment was recorded in the same period, which resulted in $0.6 million adjustment to earnings for the third quarter of fiscal 2006.

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

INNOVATIVE MICRO TECHNOLOGY, INC.
(Registrant)

Dated:	August 14, 2006	/s/John S. Foster
John S. Foster
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2006	/s/Peter T. Altavilla
Peter T. Altavilla
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)